Form 10QSB
period 1996-04-30
SOURCE CO
filed 1996-06-14
CIK 943605

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996

[_] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number 0-26238
                      -------------------------------------------


                              THE SOURCE COMPANY
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          MISSOURI                                            43-1710906
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                            11644 LILBURN PARK ROAD
                           ST. LOUIS, MISSOURI 63146
                   (Address of Principal Executive Offices)


                                (314) 995-9040
               (Issuer's Telephone Number, Including Area Code)


                                NOT APPLICABLE
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X         No
    ----------------    --------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
6,382,389 (as of May 28, 1996)
- - ------------------------------

  Traditional Small Business Disclosure Format (check one):
Yes           No     X
    ---------    -----------

                              THE SOURCE COMPANY
                              ------------------


          QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                             FOR THE QUARTER ENDED
                                April 30, 1996



                        PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements                                               Page
          --------------------                                               -----

          Unaudited Balance Sheet as of April 30, 1996                       3 - 4

          Unaudited Statements of Income for the three                           5
          months ended April 30, 1996 and 1995

          Unaudited Statements of Cash Flows for the three                       6
          months ended April 30, 1996 and 1995

          Notes to Financial Statements                                     7 - 11

ITEM 2.   Management's Discussion and Analysis                             12 - 16
          ------------------------------------


                          PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                      17
          --------------------------------

SIGNATURE PAGE                                                                  18

EXHIBIT INDEX                                                                   19


                                                         THE SOURCE COMPANY

                                                         UNAUDITED BALANCE SHEET

                                                                  30-APR-96
- - ------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets
Current
   Cash                                                          $ 1,073,570
   Receivables:
     Trade (net of allowance for                                   4,493,721
      doubtful accounts of $82,824)
     Related Parties                                                  53,171
     Employees                                                         3,623
     Interest Receivable                                              21,498
     Notes Receivable - Officers                                      75,853
   Prepaid Expenses                                                  178,438
   Other current assets                                                1,665
- - ------------------------------------------------------------------------------
Total Current Assets                                               5,901,539
- - ------------------------------------------------------------------------------
Office Equipment and Furniture                                     1,578,744
Less Accumulated Depreciation and Amortization                   (1,035,201)
- - ------------------------------------------------------------------------------
Net Office Equipment and Furniture                                   543,543
- - ------------------------------------------------------------------------------

Other Assets
  Notes Receivable - Officers                                        241,474
  Investment in limited partnership                                   62,956
  Goodwill, net of accumulated amortization                           80,968
  Cash surrender value of life insurance                              71,618
  Other                                                               59,335
- - ------------------------------------------------------------------------------
Total Other Assets                                                   516,351
- - ------------------------------------------------------------------------------

Total Assets                                                     $ 6,961,433
- - ------------------------------------------------------------------------------



                                              THE SOURCE COMPANY

                                              Unaudited Balance Sheet


                                                                     30-APR-96
- - --------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current
   Note payable - bank (Note 3)                                     $ 1,807,715
   Accounts payable                                                      52,660
   Due to Retailers (Note 10)                                           195,026
   Accrued liabilities:
      Compensation                                                      249,669
      Income taxes (Note 6)                                              85,464
      Other                                                              86,614
   Deferred income taxes (Note 6)                                       117,000
   Current maturities of long-term debt (Note 4)                         45,165
- - --------------------------------------------------------------------------------
Total Current Liabilities                                             2,639,313
- - --------------------------------------------------------------------------------
Long-term Debt (Note 4)                                                  71,787
   Less current maturities                                             (45,165)
- - --------------------------------------------------------------------------------
Total Long-term Debt                                                     26,622
- - --------------------------------------------------------------------------------
Deferred income taxes (Note 6)                                          278,000
- - --------------------------------------------------------------------------------
Total Liabilities                                                     2,943,935
- - --------------------------------------------------------------------------------

Stockholders' Equity
   Preferred stock (Note 8)                                                 200
   Common stock                                                          63,824
   Additional paid-in-capital                                         2,928,753
   Retained Earnings                                                  1,024,721
- - --------------------------------------------------------------------------------
Total Stockholders' Equity                                            4,017,498
- - --------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,961,433
- - --------------------------------------------------------------------------------


                                                    THE SOURCE COMPANY

                                            Unaudited Statements of Income

- - ------------------------------------------  ----------------------------------
                                                 Three Months Ended April 30
                                                     1996            1995
                                              --------------------------------

Commission Revenues                                 $1,917,738      $1,840,943
Merchandising Revenues                                  29,938         275,252
- - ------------------------------------------  ----------------------------------
                                                     1,947,676       2,116,195
- - ------------------------------------------  ----------------------------------
Cost of Commission Revenues                          1,091,404         842,708
Cost of Merchandise Sold                                     0         171,592
- - ------------------------------------------  ----------------------------------
                                                     1,091,404       1,014,300
- - ------------------------------------------  ----------------------------------
Gross Profit                                           856,272       1,101,895
Selling, General and Administrative Expense            714,855         751,363
- - ------------------------------------------  ----------------------------------
Operating Income                                       141,417         350,532
- - ------------------------------------------  ----------------------------------

Other Income (Expense)
      Interest income                                    8,956           3,145
      Interest expense                                (42,322)        (23,669)
      Other                                            (5,955)         (1,898)
- - ------------------------------------------  ----------------------------------
Total Other Income (Expense)                          (39,321)        (22,422)
- - ------------------------------------------  ----------------------------------
Income Before Income Taxes                             102,096         328,110
Provision for Income Taxes                            (54,300)       (247,675)
- - ------------------------------------------  ----------------------------------
Net Income                                          $   47,796      $   80,435
- - ------------------------------------------  ----------------------------------
Earnings Per Share - Primary                             $0.01           $0.02
- - ------------------------------------------  ----------------------------------
Weighted Average of shares Outstanding -             6,607,389       5,340,000
 Primary
- - ------------------------------------------  ----------------------------------
Earnings Per Share - Fully Diluted                       $0.01           $0.02
- - ------------------------------------------  ----------------------------------
Weighted Average of shares Outstanding -             6,937,965       5,340,000
 Fully Diluted
- - ------------------------------------------  ----------------------------------

Pro Forma Amounts
     Income before income taxes                      N/A               328,110
     Provision for income taxes                      N/A             (131,244)
- - ------------------------------------------  ----------------------------------
Net Income                                           N/A               196,866
- - ------------------------------------------  ----------------------------------
Earnings Per Share                                   N/A                 $0.03
- - ------------------------------------------  ----------------------------------
Weighted Average of Shares Outstanding               N/A             6,607,389
- - ------------------------------------------  ----------------------------------



                                            THE SOURCE COMPANY

                                            Unaudited Statement of Cash Flows
- - ------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED APRIL 30
                                               -------------------------------
                                                          1996            1995
Operating Activites
  Net income (loss)                                     47,796          80,435

  Adjustments to reconcile net cash
   provided by operating activities:
     Depreciation and amortization                      44,566          34,396
     Provision for losses on each account             (16,376)          34,683
      receivable
     Impairment of investment in limited                 5,000           5,000
      partnership
     Write-of related party receivable                       0          10,644
     Deferred income taxes                            (41,000)          58,000
     Changes in assets and liabilities:
       (Increase)/Decrease in accounts
         receivable                                  (318,363)       (697,172)
       (Increase)/Decrease in other assets           (169,481)       (107,551)
       Increase/(Decrease) in A/P and
         accrued expenses                            (529,680)        133,919
       Increase/(Decrease) in amounts due
         customers                                    111,572               0
- - ------------------------------------------------------------------------------
Cash Used in Operating Activities                    (865,966)       (447,646)
- - ------------------------------------------------------------------------------

Investment Activities
   Loans to Officers                                  (54,033)              0
   Repayments from related party                             0        240,240
   Advances to employees                                 2,815         (3,000)
   Capital expenditures                               (53,559)        (37,575)
- - ------------------------------------------------------------------------------
Cash Provided by (Used in) investing
 Activites                                           (104,777)        199,665
- - ------------------------------------------------------------------------------

Financing Activities
   Sale of Common Stock                             1,952,075               0
   Borrowings under short-term debt
     agreements                                       311,000         281,571
   Repayments under short-term debt
     agreements                                     (217,000)               0
   Other Investments                                  (5,875)               0
   Principal payments on long-term debt              (19,715)        (29,603)
- - ------------------------------------------------------------------------------
Cash (Used in) Provided by Financing
 Activities                                         2,020,485         251,968
- - ------------------------------------------------------------------------------

Increase/(Decrease) in Cash                         1,049,742           3,987

Cash, beginning of period                              23,828         252,555
- - ------------------------------------------------------------------------------

CASH, end of period                                $1,073,570       $ 256,542
- - ------------------------------------------------------------------------------

1. Related Party Transactions

The Company purchases data processing services from an employment service company owned by certain officers of the Company. There were $109,867 and $40,712 of such purchases made during the three months ended April 30, 1996 and 1995 respectively.

At January 31, 1995, the Company was indebted to director and stockholder Timothy A. Braswell in the amount of $56,192. Such debt bore interest at 10.0% and matured on January 1, 1996. The Company's indebtedness under the promissory note was secured by an interest in the accounts receivable of the Company. This obligation was fully satisfied on December 29, 1995.

One of the Company's stockholders also owns a majority of stock of FMG, Inc. primarily an investing company. At April 30, 1996 the Company had a receivable from FMG of $53,171 at prime plus .5%. On May 30, 1996, an additional payment of $22,000 was received by the Company reducing the balance at May 31, 1996 to $31,571.

The Company currently leases certain office space and has, in the past, leased an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were $46,575 and $45,750 for the three months ended April 30, 1996 and 1995, respectively. Amounts paid for the airplane were $0 and $22,063 for the three months ended April 30, 1996 and 1995 respectively.

Three officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amount of $317,327. Such notes bear interest at the rate of 7.34% per annum and are payable in five equal installments.


2. Notes Receivable

Officers

The notes receivable relate to advances to certain officers of the Company. The notes bear interest at 7.34% and are payable in five equal, annual payments of $69,488.98 beginning April 1996. These notes are current and the Company is unaware of any circumstances that would negatively impact the collectibility of these notes.

Other

The Company held a $120,000 unsecured, non-interest bearing note of a non-affiliated company which required quarterly installments $6,000 through June 2000. The note was stated net of discount of $27,454 which was computed using a 10% imputed interest rate. On March 31, 1996, the debtor defaulted on the note. Based on the financial condition of the debtor, the note was written off resulting in a charge to selling, general and administrative expenses during the year ended January 31, 1996 of $92,063.

3.  NOTES PAYABLE

The Company has a revolving loan credit facility providing for an aggregate borrowings of $4,000,000 that expires on July 1, 1997. Borrowings under the loans bear interest at the bank's prime plus 1% (effectively 9.25% at June 12, 1996) and are secured by an assignment of interest in the limited partnership investment, personal guarantees of certain of the stockholders of the Company, and a security agreement including equipment, fixtures, personal property, accounts receivable, contract rights, notes and general intangibles.

Borrowings under the revolving credit facility at April 30, 1996 were $1,807,715.

The revolving credit facility requires the Company to maintain specified levels of working capital and net worth, restricts capital additions and the payment of dividends, and limits additional indebtedness. The Company was in compliance with such terms and covenants at April 30, 1996.

4.  LONG-TERM DEBT

Long-term debt consists of:

April 30,                                                  1996
- - ---------------------------------------------------------------
Note payable to a bank, $3,950 per month
including interest at bank's prime rate plus
 .5% (effectively 8.75%) through October 1996,
collateralized by equipment                              23,337

Obligations under capital leases                         48,450
- - ---------------------------------------------------------------
                                                         71,787

Current Maturities                                       45,165
- - ---------------------------------------------------------------
Long-term Debt                                           26,622
- - ---------------------------------------------------------------

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows:

Three Months Ended April 30,           1996                1995
- - ---------------------------------------------------------------
Interest                             41,169              23,401

Income Taxes                        220,634              90,789
- - ---------------------------------------------------------------

6.  INCOME TAXES

Provision for federal and state income taxes in the statement of income consists of the following components:

April 30,                                                  1996
- - ---------------------------------------------------------------
Current
  Federal                                                78,000
  State                                                  17,300
- - ---------------------------------------------------------------

Total Current                                            95,300
- - ---------------------------------------------------------------

Deferred
  Federal                                               (36,000)
  State                                                  (5,000)
- - ---------------------------------------------------------------

Total Deferred                                          (41,000)
- - ---------------------------------------------------------------

Total Income Taxes                                       54,300
- - ---------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

April 30,                                                  1996
- - ---------------------------------------------------------------
Deferred Tax Assets                                      32,000
- - ---------------------------------------------------------------
Total Deferred Tax Asset                                 32,000
- - ---------------------------------------------------------------

Deferred Tax Liabilities
  Depreciation                                           18,000
    Accrual to cash conversion at January 31,
      1995 to be recognized over four years             409,000
  Other                                                       0
- - ---------------------------------------------------------------
Total Gross Deferred Tax Liabilities                    427,000
- - ---------------------------------------------------------------
Net Deferred Tax Liability                              395,000
- - ---------------------------------------------------------------

Included in the balance sheet:

April 30,                                                  1996
- - ---------------------------------------------------------------
Deferred Tax Liability
  Current                                               117,000
  Non-Current                                           278,000
- - ---------------------------------------------------------------
Net Deferred Tax Liability                              395,000
- - ---------------------------------------------------------------

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate with the pro forma effective rate:

Three Months Ended April 30, 1996         Amount        Percent
- - ----------------------------------------------------------------
Statutory Rate                            $ 34,700         34.0%

State income taxes, net of federal
  income tax effect                          7,000          6.8%

Non-deductible goodwill                        600          0.6%

Non-deductible meals                         7,600          7.4%

Non-deductible dues                          3,800          3.7%

Non-deductible officers'
  life insurance                             9,300          9.1%

Change in A/R Reserves                      (5,600)        -5.5%

Other, net                                  (3,100)        -3.0%
- - ----------------------------------------------------------------
Effective Income Taxes                    $ 54,300         53.1%
- - ----------------------------------------------------------------

Other, net is primarily deferred income taxes associated with undistributed S corporation earnings taxed on the cash basis until February 1, 1995.

7.  BUSINESS COMBINATION

ACQUISITION OF THE COMPANY BY PERIODICO, INC.

On May 1, 1995, Periodico, Inc. (formerly Garner Investments, Inc.) acquired the Company through an exchange of stock. Periodico then changed its name to The Source Company.

Since Periodico had no significant assets or operations at the transaction date, the transaction was accounted for as an issuance of 959,389 shares of common stock by the Company in exchange for the net assets of Periodico, which were recorded at Periodico's cost basis and amounted to $-0- at the transaction date. In addition, the pre-transaction date financial statements of the combined entity are those of the Company.

ACQUISITION OF DIXON'S MODERN MARKETING
CONCEPTS, INC. AND TRI-STATE STORES, INC.

On June 15, 1995, the Company acquired the assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc.(MMC) in exchange for 300,000 shares of common stock of The Source Company and the assumption by the Company of all the liabilities of MMC. The transaction has been accounted for as a pooling of interests, and, accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position, and cash flows of The Source Company and MMC.

The S corporation retained earnings of MMC totaling approximately $225,000 representing undistributed earnings on June 15, 1995 net of $27,000 distributed in lieu of taxes to shareholders, has been credited to additional paid-in capital.

8.  PREFERRED STOCK

The Company has authorized 2,000,000 shares of $.01 par preferred stock. On March 13, 1996, 65,000 shares were designated as 1996 Series 7% Convertible Preferred Stock. Rights and restrictions on the remaining shares will be established if, and when, any shares are issued.

Each share of the 1996 Series 7% Convertible Preferred Stock entitles its holder to receive an annual dividend, when and as declared by the Board of Directors, of $7 per share payable in shares of the Company's common stock; to convert it into shares of common stock subject to the conversion rights described in the Certificates Designations, Preferences and Relative Rights of 1996 Series 7% Convertible Preferred Stock (the Certificate); to receive $100 per share in the event of dissolution, liquidation or winding up of the Company, whether voluntary or involuntary; and, subject to certain conditions in the Certificate, may be redeemed at the option of the Company at a price of $100 per share or at the option of the holder at a price of $100 per share within 30 days following the effective date of a merger or consolidation in which the Company is not the surviving entity.

During March 1996, the Company issued 20,000 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share. Brokers' fees totaling $120,000 were incurred in connection with the stock issuances of which $60,000 was paid in cash and $60,000 will be paid by issuance of additional shares of preferred stock.

On May 29, 1996, an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $3.5533 per share, which resulted in the issuance of 140,714 shares of Common Stock. This conversion also resulted in the issuance to certain of the Company's financial advisors of options to purchase an additional 2,814 shares of the common stock of the Company. This option to purchase is exercisable for a two year period at an exercise price equal to $4.26296 per share.

9.  ADVANCE PAY PROGRAM

The Company has established an Advance Pay Program. Under this program the Company purchases from retailers, at a discount, their incentive payments receivable from publishers. Included in trade receiveables at April 30, 1996 are approximately $550,000 of receiveables purchased under this program.

10. DUE TO RETAILERS

The Company has arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $195,026 at April 30, 1996 under such arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report contains forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among these risks, trends and uncertainties are those related to the ability of the Company to attract adequate capital resources to fund its growth, and the dependence of the Company on the terms of incentive programs over which it has no control. For a more complete discussion of these and other risks, trends and uncertainties, investors are directed to Exhibit 99.1 attached to the Company's Annual Report on Form 10-KSB, a copy of which may be obtained without charge by written request to the Company.

OVERVIEW

     The Company provides monitoring, documentation and collection services required to obtain single copy magazine sales incentive payments available for magazine publishers to magazine and periodical retailers. The Company has developed a contractual relationship with approximately 50,000 mass merchandise, grocery and pharmacy stores located throughout the United States and in eastern Canada under which it provides such services and related merchandising services on a frequent basis, in many cases daily, and holds power of attorney from its retailer clients to collect incentive payments from publishers. To further expand its presence in the upper midwest and increase the number of its mid-sized chain retailer clients, the Company acquired all of the business and assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc., both of Chicago Heights, Illinois, in exchange for the issuance of an aggregate of 300,000 shares of Common Stock (the "MMC/TSS Acquisition"). The MMC/TSS Acquisition has been accounted for as a pooling of interest and, accordingly, financial statements of the Company prepared as if the MMC/TSS Acquisition had been consummated on February 1, 1994, have been included elsewhere in this statement.

     A majority of the Company's revenues are derived from commissions earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most such incentive payment programs offer the retailer a cash rebate equal to a percentage of the retailer's actual net sales of the publisher's titles which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publishers quarterly based on actual net sales of the publishers' titles recorded in the previous calendar quarter and are substantially paid during the quarter following such submissions. Except in connection with its expanded advanced pay program, the Company does not guaranty to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments.

     Commission Revenue is recognized at the time claims for incentive payments are submitted to the publishers based on the amount claimed, less a reserve of 2.5% in the case of RDA claims and 5% in the case of RDP claims for uncollectible claims. However, invoices for services rendered by the Company in connection with the claim process are not issued until the Company receives settlement of the claim, typically 90 to 150 days following submission of the claim.

Results of Operations

          The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenue:


                                           Three Months
                                          Ended April 30,
                                         ----------------
                                         1996       1995
                                         ----       ----

         Commission Revenue              98.5%      87.0%

         Merchandising Revenue            1.5       13.0

         Total Revenue                  100.0%     100.0%

         Gross Profit                    44.0       52.1

         Selling, General &
          Administrative Expenses        36.7       35.5

         Operating Income                 7.3       16.6

         Interest Expense, Net           (1.7)      (1.0)

         Other Income/(Expense), Net     (0.3)       0.0

         Earnings Before Income
           Taxes                          5.2       15.5

         Net Income                       2.5%       3.8%

- - ------------------------------

Three Months Ended April 30, 1996 Compared to the Three Months Ended April 30, 1995

          Total Revenue decreased $168,519, or 8.0%, from $2,116,195 in 1995 to $1,947,676 in 1996. Commission Revenue increased $76,795 or 4.2%, from $1,840,943 in 1995 to $1,917,738 in 1996. The increases in Commission Revenue primarily resulted from increased retailer participation in the Company's Advance Pay Program and increases in actual net sales of magazines and other periodicals recorded by the Company's retailer clients through the opening of new stores and increased same store sales. Management believes that the increases in actual net sales achieved by its retailer clients resulted in part from improvements in the Company's data-gathering and reporting techniques which are believed to increase the accuracy of the sales totals reported by the Company's retailer clients. In addition, management believes that the sales results reported by its retailer clients were favorably impacted by Company-suggested adjustments to merchandising programs and in-store title mix to more accurately reflect consumer demand in the market served by each particular store.

          Merchandising Revenue decreased $245,314, or 89.2%, from $275,252 in 1995 to $29,938 in 1996. The decrease was primarily the result of the discontinuation of time specific programs with Walgreens and Kmart that expired prior to January 31, 1996. Merchandising Revenue consists of revenue derived by the Company (i) from consulting and other services rendered to clients on other than a commission basis, and (ii) the sale, as principal or broker, of merchandise to the Company's retailer clients for resale by them.

     Gross Profits decreased $245,623, or 22.3%, from $1,101,895 (or 52.1% of Total Revenue) in 1995 to $856,272 (or 44.0% of Total Revenue) in 1995. These decreases resulted primarily from the reduced merchandise revenue as well as increased direct commission revenue expenses. This expense increase resulted from additional personnel in the commission revenue area. These additions were to improve services to existing clients as well as to secure and service new clients.

     Selling, general and administrative expenses ("SG&A")decreased $36,508, or 4.9%, from $751,363 (or 35.5% of Total Revenue) in 1995 to $714,855 (or 36.7% of
Total Revenue) in 1996 This decrease primarily resulted from moving overhead functions to functions directly associated with generating and servicing commission revenue clients.

     As a result of the foregoing, Operating Income decreased approximately $209,115 or 59.7% from $350,532 in 1995 to $141,417 in 1996.

     Interest Expense, Net increased from approximately $20,524 in 1995 to $33,366 in 1996. This increase is primarily the result of increased short term borrowing activity necessary to fund, in part, incremental increases in working capital attributable primarily to accounts receivable purchased under the Advance Pay Program.

     Income taxes decreased from $328,110 in 1995 to $101,096 in 1996. The decrease is attributable to the decrease in Operating Income.

     As a result, Net Income decreased $32,639 or, 40.6%, from $80,435 (or 3.8% of Total Revenue) in 1995 to $47,796 (or 2.5% of Total Revenue) in 1996.

Liquidity and Capital Resources

     The Company's requirements for cash emanate primarily from selling, general and administrative expenses (particularly salaries, travel and data entry expenses) incurred in connection with the solicitation of new clients and the maintenance of existing accounts. Historically, the Company has financed its business activities almost entirely through cash flow from operations and, to a significantly lesser extent, short-term borrowings under available lines of credit.

     Net cash used by operating activities was approximately $865,965 for the three months ended April 30, 1996 compared to approximately $447,646 for the same period in 1995. The increase was primarily due to an increase in accounts receivable as well as a decrease in accounts payable and accrued expenses. Accounts receivable, trade, increased $318,279 or 7.5%, from $4,258,266 at January 31, 1996 to $4,576,545 at April 30, 1996 as a result of increased retailer participation in the Advance Pay program.

The average collection period for the three months  ended April 30, 1996 was
199.9 days versus 114.0 days for the three months ended April 30, 1995. Such change resulted primarily from increased participation in the Advance Pay Program which results in higher accounts receivable balances. Although the average collection period increased, the Company believes that the percentage of revenues actually collected and the period of such collection will stabilize. Although there can be no assurance that unexpected delays will not occur, or that should a delay occur that it will not have a material adverse effect on the Company's cash flow from operations, to provide necessary liquidity in the event such an unexpected delay would occur, the Company has established a credit facility in an amount believed to be sufficient to fund any reasonably possible cash deficits.

     Because the Company is primarily engaged in the business of providing services to its retailer clients, its capital expenditure requirements are minimal. At April 30, 1996, the Company had no outstanding material commitments for capital expenditures.

     The Company has entered into an agreement with Boatmen's Bank of St. Louis, N.A. ("Boatmen's") to make available two separate revolving loans to the Company. All borrowings under the agreement mature on July 1, 1997. Borrowings under the agreement bear interest at an annual rate equal to the Boatmen's Corporate Base Rate plus 1% (9.25% at April 30, 1996) and are secured by substantially all of the assets of the Company as well as the personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses.

     The first of these loans is a working capital facility based on eligible Accounts Receivable of the Company. The total available borrowings under this working capital facility at April 30, 1996 was $180,285. The second facility is reserved to fund the Company's Advance Pay Program. Under this facility the Company is able to borrow up to $2,500,000 based on a percentage of its' Accounts Receivable derived from the Advance Pay Program. At June 3, 1996, the Company had $1,880,000 outstanding under this facility.

     During March 1996, the Company sold an aggregate of 20,000 of its 1996 Series 7% Convertible Preferred Stock, $0.01 par value per share (the "Preferred Stock"), in a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended. The Preferred Stock was sold for an aggregate purchase price of $2,000,000, resulting in net proceeds to the Company of $1,880,000 after deducting commissions and expenses totaling $120,000 of which $60,000 has been paid in cash and $60,000 will be paid through the issuance of an additional 600 shares of Preferred Stock.

     On February 28, 1996, the Company sold 8,000 shares of its Common Stock in a private transaction in reliance on Section 4(2) on the Securities Act and Regulation D promulgated thereunder. The transaction resulted in net proceeds to the Company of $27,000, after the deduction of associated commissions and expenses.

     From time to time, the Company has made cash advances to the Company's Chief Executive Officer totaling $270,675 at April 30, 1996. The Company has made similar advances to the Company's Chief Operating Officer and the Company's Executive Vice President totaling $18,794 and $14,618 at April 30, 1996, respectively. Such advances are evidenced by promissory notes, bear interest at
the rate of 7.34%, are payable in five equal annual installments.   The Company
also made advances to FMG, Inc., a North Carolina corporation in which Company officers hold a controlling interest. Such advances bear interest at an annual rate equal to prime plus one-half percent, are payable on demand and had a balance at May 31, 1996 of $31,571. Each of the related parties including those described above, which are indebted to the Company are current with respect to all payments of principal and interest, and the Company is unaware of any circumstance which is reasonably likely to negatively impact the collectibility of such indebtedness.

     At April 30, 1996, the Company's total long-term debt obligations were $71,787. Of such amount, $45,165 matures in the next twelve months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

     At April 30, 1996, the Company's had an accrued deferred tax liability of $395,000 reflecting the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Of this liability, $409,000 results from a change in accounting method from cash to accrual by the Company's predecessors in connection with the formation of the Company. The Company intends to elect to pay its deferred income tax liability in four equal annual installments commencing in FY 1996. The Company anticipates that the funds necessary to satisfy this tax obligation will be derived primarily from cash flows from operations.

     The Company is currently experiencing a period of growth in its working capital requirements as a result of increased retailer participation in the Advance Pay Program. In addition, the Company's business plan contemplates expansion into new services, products and geographic areas, directly or by acquisition. Cash flows from operations and borrowings may not be sufficient in the short-term to support increased needs. The Company has engaged a financial advisor to introduce the Company to persons who may be interested in purchasing equity securities issued by the Company. Although the Company has held discussions with several such persons it has no present agreements to obtain additional funding through the sale of its securities. No assurance can be given that such funding will be available, or, if available, that it would be available on terms acceptable to the Company.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (A)   See Exhibit Index.

     (B) No current reports on Form 8-K have been filed during the three months ended April 30, 1996.

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE SOURCE COMPANY



Date  June 14, 1996           /s/ Lance C. McCord
                              _______________________________
                                  Lance C. McCord
                                  Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                 Description                             Page
- - -----------                 -----------                             ----

10.12              Amendment No. 1 to Loan Agreement dated
                     as of May 31, 1996 with Boatmen's Bank
                     of St. Louis, N.A.

10.13              Term Note Dated May 31, 1996

27                 Financial Data Schedule