Form 10QSB
period 1996-07-31
SOURCE CO
filed 1996-09-17
CIK 943605

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

     (Mark One)
     [ ] Quarterly report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1996

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _________ to _________

     Commission file number   0-26238
                           -------------------------------------


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
Yes   X    No
    -----     -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,814,771 (as of July 31,
1996)

     Traditional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                              THE SOURCE COMPANY
                              ------------------


          QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                             FOR THE QUARTER ENDED
                                 July 31, 1996



                        PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements                                         Page
          --------------------                                         ----

          Unaudited Balance Sheet as of July 31, 1996                   3-4

          Unaudited Statements of Income for the three                    5
          months ended July 31, 1996 and 1995 and for the
          six months ended July 31, 1996 and 1995

          Unaudited Statements of Cash Flows for the three                6
          months ended July 31, 1996 and 1995 and for the
          six months ended July 31, 1996 and 1995

          Notes to Financial Statements                                7-11

ITEM 2.   Management's Discussion and Analysis                        12-18

                          PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                               19

SIGNATURE PAGE                                                           20

EXHIBIT INDEX                                                            21




                                                       THE SOURCE COMPANY

                                                       Unaudited Balance Sheet

                                                                     31-JULY-96
- --------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS

CURRENT
  Cash                                                              $   573,556
  Receivables:
    Trade (net of allowance for doubtful accounts of $63,806)         6,715,395
    Related Parties                                                      31,171
    Employees                                                             4,280
    Interest Receivable                                                   6,792
    Notes Receivable - Officers                                          58,395
  Prepaid Expenses                                                      325,650
  Other current assets                                                    1,627
- --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  7,716,866
- --------------------------------------------------------------------------------
OFFICE EQUIPMENT AND FURNITURE                                        1,648,414
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                       (1,082,312)
- --------------------------------------------------------------------------------
NET OFFICE EQUIPMENT AND FURNITURE                                      566,102
- --------------------------------------------------------------------------------
OTHER ASSETS
  Notes Receivable - Officers                                           175,183
  Investment in limited partnership                                      57,956
  Goodwill, net of accumulated amortization                              79,273
  Unallocated purchase price of acquisitions                          1,001,618
  Cash surrender value of life insurance                                 71,618
  Other                                                                  56,747
- --------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                    1,442,395
- --------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 9,725,363
================================================================================

                                                      THE SOURCE COMPANY

                                                      UNAUDITED BALANCE SHEET

                                                                     31-JULY-96
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Note payable - bank (Note 3)                                       $3,464,715
  Accounts payable                                                      147,971
  Due to Retailers (Note 9)                                              85,553
  Accrued liabilities:
    Compensation                                                        212,220
    Income taxes                                                        178,397
    Other                                                               144,071
  Deferred income taxes                                                 169,000
  Current maturities of long-term debt (Note 4)                         164,531
- --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             4,566,458
- --------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                                                 384,349
  Less current maturities                                              (164,531)
- --------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                    219,818
- --------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                   239,000
- --------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     5,025,276
- --------------------------------------------------------------------------------

REDEEMABLE COMMON STOCK
  211,245 SHARES ISSUED
  AND OUTSTANDING                                                       752,708
- --------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock (Note 7)                                                  129
  Common stock                                                           68,097
  Additional paid-in-capital                                          2,925,663
  Retained Earnings                                                     953,490
- --------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            3,947,379
- --------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE COMMON
   STOCK & STOCKHOLDERS' EQUITY                                      $9,725,363
- --------------------------------------------------------------------------------

                                                       THE SOURCE COMPANY
                                                 UNAUDITED STATEMENTS OF INCOME
- ------------------------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED JULY 31,                     SIX MONTHS ENDED JULY 31,
                                                          1996              1995                           1996         1995
                                                   ------------------------------------             --------------------------------
COMMISSION REVENUES                                    $1,861,822        $1,933,782                      $3,779,560   $3,774,725
MERCHANDISING REVENUES                                     97,266            67,280                         127,203      342,532
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1,959,088         2,001,062                       3,906,763    4,117,257
- ------------------------------------------------------------------------------------------------------------------------------------
COST OF COMMISSION REVENUES                             1,116,000           910,297                       2,207,404    1,753,005
COST OF MERCHANDISE SOLD                                      153             4,550                             153      176,142
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1,116,153           914,847                       2,207,557    1,929,147
- ------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                              842,935         1,086,215                       1,699,206    2,188,110
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE               753,200           795,408                       1,468,054    1,546,771
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                           89,735           290,807                         231,152      641,339
- ------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Interest income                                       7,284             5,336                          16,240        8,481
      Interest expense                                    (71,856)          (23,512)                       (114,178)     (47,181)
      Other                                                (4,760)          (21,228)                        (10,714)     (23,126)
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                              (69,332)          (39,404)                       (108,652)     (61,826)
- ------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 20,403           251,403                         122,500      579,513
PROVISION FOR INCOME TAXES                                 91,634            95,677                         145,934      343,352
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $  (71,231)       $  155,726                      $  (23,434)  $  236,161
- ------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - PRIMARY                           $    (0.01)       $     0.02                      $    (0.00)  $     0.04
- -----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE OF SHARES OUTSTANDING - PRIMARY        6,843,144         6,299,389                       6,728,438    6,299,389
- -----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - FULLY DILUTED                     $    (0.01)              N/A                      $    (0.00)         N/A
- -----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE OF SHARES OUTSTANDING - FULLY DILUTED  7,332,605               N/A                       7,136,871          N/A
- ------------------------------------------------------------------------------------------------------------------------------------


                                                        THE SOURCE COMPANY
                                                 UNAUDITED STATEMENT OF CASH FLOWS
- -----------------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JULY 31,                      SIX MONTHS ENDED JULY 31,
                                             -------------------------------------           --------------------------------------
                                                   1996                1995                       1996                   1995
OPERATING ACTIVITIES
  Net income (loss)                         $   (71,231)           $ 155,726                 $   (23,434)           $   236,161
  Adjustments to reconcile net cash
   provided by operating activities:
      Depreciation and amortization              52,951               39,598                      97,519                 73,994
      Provision for losses on accounts
       receivable                               (19,019)              26,096                     (35,394)                60,779
      Impairment of investments in limited
       partnership                                5,000                5,000                      10,000                 10,000
      Write-off related party receivable              0                    0                           0                 10,644
      Deferred income taxes                      13,000              (27,000)                    (28,000)               (27,000)
      Changes in assets and liabilities:
        (Increase)/Decrease in accounts
          receivable                         (2,202,656)            (111,816)                 (2,520,947)              (808,988)
        (Increase)/Decrease in other assets    (129,620)            (164,777)                   (299,173)              (272,328)
        (Increase)/Decrease in A/P and
         accrued expenses                       208,251              (39,801)                   (321,429)                94,118
        (Increase)/Decrease in amounts due
         customers                             (109,473)             (61,000)                      2,098                 (3,000)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES            (2,252,797)            (177,974)                 (3,118,760)              (625,620)
- -----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
  Loans to Officers                              83,748                    0                     29,715                      0
  Increase in unallocated purchase
   price of acquisition                      (1,005,763)                   0                 (1,005,764)                     0
  Repayments from related party                  22,000                    0                     22,000                240,240
  Advances to employees                            (915)                   0                      1,900                 (3,000)
  Capital expenditures                          (69,670)             (24,449)                  (123,230)               (62,024)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                    (970,600)             (24,449)                (1,075,379)               175,216
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Sale/issuance of Common Stock                 403,820                    0                  2,355,895                      0
  Issuance of redeemable common stock           350,000                    0                    350,000                      0
  Borrowings under long-term debt
   agreements                                   355,268                    0                    355,268                      0
  Principal payments on long-term debt          (42,706)                   0                    (62,421)                     0
  Borrowings under short-term debt
   agreements                                 1,765,000              113,930                  2,076,000                395,501
  Repayments under short-term debt
   agreements                                  (108,000)            (127,288)                  (325,000)              (156,891)
  Other Investments                                   0                    0                     (5,875)                     0
- -----------------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                   2,723,382              (13,358)                 4,743,867                238,610
- -----------------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE) IN CASH                    (500,015)            (215,781)                   549,728               (211,794)
CASH, beginning of period                     1,073,571              256,542                     23,828                252,555
- -----------------------------------------------------------------------------------------------------------------------------------
CASH, end of period                         $   573,556            $  40,761                $   573,556            $    40,761
- -----------------------------------------------------------------------------------------------------------------------------------

1. RELATED PARTY TRANSACTIONS

The Company purchases data processing services from an employment service company owned by certain officers of the Company. There were $174,345 and $116,988 of such purchases made during the six months ended July 31, 1996 and 1995 respectively.

At January 31, 1995, the Company was indebted to director and stockholder Timothy A. Braswell in the amount of $56,192. Such debt bore interest at 10.0% and matured on January 1, 1996. The Company's indebtedness under the promissory note was secured by an interest in the accounts receivable of the Company. This obligation was fully satisfied on December 29, 1995.

One of the Company's stockholders also owns a majority of stock of FMG, Inc. primarily an investing company. At July 31, 1996 the Company had a receivable from FMG of $31,171 at prime plus .5%.

The Company currently leases certain office space and has, in the past, leased an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were $94,783 and $73,500 for the six months ended July 31, 1996 and 1995, respectively. Amounts paid for the airplane were $0 and $37,204 for the six months ended July 31, 1996 and 1995 respectively.

Three officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amount of $233,578. Such notes bear interest at the rate of 7.34% per annum and are payable in five equal installments beginning in April 1996.


2. NOTES RECEIVABLE

OFFICERS:
The notes receivable relate to advances to certain officers of the Company. The notes bear interest at 7.34% and are payable in five equal, annual payments of $69,488.98 beginning April 1996. These notes are current and the Company is unaware of any circumstances that would negatively impact the collectibility of these notes.

OTHER:
The Company held a $120,000 unsecured, non-interest bearing note of a non-affiliated company which required quarterly installments $6,000 through June 2000. The note was stated net of discount of $27,454 which was computed using a 10% imputed interest rate. On March 31, 1996, the debtor defaulted on the note. Based on the financial condition of the debtor, the note was written off resulting in a charge to selling, general and administrative expenses during the year ended January 31, 1996 of $92,063.


3. NOTES PAYABLE

The Company has a revolving loan credit facility providing for an aggregate borrowings of $5,000,000 that expires on July 1, 1997. Borrowings under the loans bear interest at the bank's prime plus 1% (effectively 9.25% at September 1, 1996) and are secured by an assignment of interest in the limited partnership investment, personal guarantees of certain of the stockholders of the Company, and a security agreement including equipment, fixtures, personal property, accounts receivable, contract rights, notes and general intangibles.

Borrowings under the revolving credit facility at July 31, 1996 were $3,464,715.

The revolving credit facility requires the Company to maintain specified levels of working capital and net worth, restricts capital additions and the payment of dividends, and limits additional indebtedness. For the quarter ended July 31, 1996, the Company was in compliance with these requirements.

4.  LONG-TERM DEBT

Long-term debt consists of:

Note payable to a bank, $3,950 per month
including interest at bank's prime rate
plus .5% (effectively 8.75%) through
October 1996, collateralized by equipment..............................  $11,995

Note Payable to Jim Looman, former owner of
Magazine Marketing.  Note is non-interest bearing
and is payable over the over next 2 years in 8
quarterly payments of $10,000.  This note is carried
by the Company at a discounted rate based on the
Company's effective borrowing rate......................................  63,950

$275,000 term loan payable over three years ............................ 259,720

Obligations under capital lease.........................................  48,684
- --------------------------------------------------------------------------------
Total Long Term Debt.................................................... 384,349

Current Maturities...................................................... 164,531
- --------------------------------------------------------------------------------

Long Term Debt.......................................................... 219,818
- --------------------------------------------------------------------------------



5.   SUPPLEMENTAL CASH
        FLOW INFORMATION

          Supplemental information on interest and income taxes paid is as follows:

               Six Months Ended July 31,                    1996          1995
               ---------------------------------------------------------------
               Interest                                  112,369        47,181

               Income Taxes                              285,947       343,352
               ---------------------------------------------------------------

6.  BUSINESS COMBINATION

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


ACQUISITION OF MAGAZINE MARKETING, INC.

On June 28, 1996, the Company acquired all of the stock of Magazine Marketing, Inc. in exchange for 100,000 shares of common stock of The Source Company and $275,000 in cash. In addition, the Company shall pay $10,000 at the end of the quarter for a two year period following the closing date (or a total of $80,000). The first such payment was made on July 29, 1996.

The transaction has been accounted for as a purchase and, accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price of the transaction exceeds the fair value of the assets acquired in the amount of $762,368. This amount has been recorded as unallocated purchase price of acquisitions. This amount will be amortized on a straight line basis over a 15 year period beginning July 1, 1996.

The following schedule reflects pro forma statement of income:

                                              July 31, 1996,                         July 31, 1995
                                     6 Months Ended   3 Months Ended         6 Months Ended  3 Months Ended
                                     -------------------------------         ------------------------------
Revenue                              $4,143,697           $2,077,555         $4,371,347          $2,128,107
Income From Continuing Operations       215,746               82,032            648,145             294,210
Net Income                              (40,395)             (79,711)           239,598             157,445
Net Income (Pro Forma)                  (65,805)             (92,416)           214,188             144,740
Net Income Per Share                 $    (0.01)          $    (0.01)        $     0.04          $     0.02
Net Income Per Share (Pro Forma)
                                     $    (0.01)          $    (0.01)        $     0.03          $     0.02

ACQUISITION OF READERS CHOICE, INC.

On June 30, 1996, the Company acquired all of the issued and outstanding shares of Readers Choice, Inc., a wholly owned subsidiary of United Magazine Company, in exchange for 111,245 shares of common stock of The Source Company. This transaction has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. This transaction did not meet any of the conditions to be considered a significant business combination. The purchase price of the transaction exceeds the fair value of the assets acquired in the amount of $243,395. This amount has been recorded as unallocated purchase price of acquisitions. This amount will be amortized on a straight line basis over a 15 year period beginning July 1, 1996.


7. PREFERRED STOCK

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

During March 1996, the Company issued 20,000 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share. Brokers' fees totaling $120,000 were incurred in connection with the stock issuance's of which $60,000 was paid in cash and $60,000 was paid by issuance of additional shares of preferred stock.

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

On July 29, 1996 two investors converted 2,250 & 500 shares of the Company's 1996 Series 7% Convertible Preferred Stock into common stock of the Company. The conversion price was $3.65 per share, which resulted in the issuance of 61,643 and 13,698 shares, respectively, of common stock.

On August 30, 1996, the Company issued a common stock dividend to investors who held the Company's 1996 Series 7% Convertible Preferred Stock. At this date there were 12,850 shares of such stock outstanding. The 7% dividend resulted in a common stock dividend of 9,514 shares based on an issuance price of $4.4292 per share.

On September 11, 1996, an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $3.50 per share, which resulted in the issuance of 142,857 shares of Common Stock. This conversion also resulted in the issuance to certain of the Company's financial advisors of options to purchase an additional 2,857 shares of the common stock of the Company. This option to purchase is exercisable for a two year period at an exercise price equal to $4.20 per share.

8.  ADVANCE PAY PROGRAM

The Company has established an Advance Pay Program. Under this program the Company purchases from retailers, at a discount, their incentive payments receivable from publishers. Included in trade receiveables at July 31, 1996 are approximately $2,264,059 of receiveables purchased under this program.

9.  DUE TO RETAILERS

The Company has arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $85,553 at July 31, 1996 under such arrangements.

10. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial information as of July 31, 1996 and contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

          The Company has continued to expand its operations in the upper midwest through the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc., a wholly owned subsidiary of United Magazine Company.

          The Company issued 100,000 shares of its common stock, cash of $275,000 and a note payable totaling $80,000 payable quarterly over a two year period, in exchange for all the stock of Magazine Marketing, Inc. This transaction has been accounted for as a purchase and, accordingly, the financial statements reflect the combined results of operations as of June 28, 1996, the transaction date. Assets have been recorded at fair value and the purchase price in excess of such fair value has been recorded as unallocated purchase price of acquisitions and will be amortized over 15 years on a straight line basis.

          The Company issued 111,245 shares of its common stock in exchange for all issued and outstanding stock of Readers Choice, Inc. This transaction has been accounted for as a purchase and, accordingly, the assets have been recorded at fair value and the results of operations reflect combined results of operations from June 30, 1996, the transaction date. The purchase price in excess of the fair value of the assets has been recorded as unallocated purchase price of acquisitions. This amount will be amortized on a straight line basis over a 15 year period.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenue:

                                    Three Months                Six Months
                                   Ended July 31,             Ended July 31,
                                   --------------             --------------
                                 1996         1995          1996          1995
                                ------       ------        ------        ------
Commission Revenue               95.0%        96.6%         96.7%         91.7%

Merchandising Revenue             5.0%         3.4%          3.3%          8.3%

Total Revenue                   100.0%       100.0%        100.0%        100.0%

Gross Profit                     43.0%        54.3%         43.5%         53.1%

Selling, General &
  Administrative Expenses        38.5%        39.7%         37.6%         37.6%

Operating Income                  4.6%        14.5%          5.9%         15.6%

Interest Expense, Net            (3.3)%       (0.9)%        (2.5)%        (0.9)%

Other Income/(Expense), Net      (0.2)%       (1.1)%        (0.3)%        (0.6)%

Earnings Before Income Taxes      1.0%        12.6%          3.1%         14.1%

Net Income                       (3.6)%        7.8%         (0.6)%         5.7%
- ------------------------------

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1995

     Total Revenue decreased $41,974, or 2.1%, from $2,001,062 in 1995 to $1,959,088 in 1996. Commission Revenue decreased $71,960 or 3.7%, from $1,933,782 in 1995 to $1,861,822 in 1996. The decreases in Commission Revenue primarily resulted from a decrease in revenue from space design as a result of slower than anticipated deliveries. Such decrease was offset by increased retailer participation in the Company's Advance Pay Program and increases in actual net sales of magazines and other periodicals recorded by the Company's retailer clients through the opening of new stores and increased same store sales. Management believes that the increases in actual net sales achieved by its retailer clients resulted in part from improvements in the Company's data-gathering and reporting techniques which are believed to increase the accuracy of the sales totals reported by the Company's retailer clients. In addition, management believes that the sales results reported by its retailer clients were favorably impacted by Company-suggested adjustments to merchandising programs and in-store title mix to more accurately reflect consumer demand in the market served by each particular store.

     Merchandising Revenue increased $29,986, or 44.6%, from $67,280 in 1995 to $97,266 in 1996. The increase was primarily the result of the increased revenue from acting as a broker in the sale of merchandise to the Company's retailer clients. Merchandising Revenue consists of revenue derived by the Company (i) from consulting and other services rendered to clients on other than a commission basis, and (ii) the sale, as principal or broker, of merchandise to the Company's retailer clients for resale by them.

     Gross Profits decreased $243,280, or 22.4%, from $1,086,215 (or 54.3% of Total Revenue) in 1995 to $842,935 (or 43.0% of Total Revenue) in 1995. These decreases resulted primarily from the reduced commission revenue as well as increased direct commission revenue expenses. This expense increase resulted from additional personnel in the commission revenue area. These additions were to improve services to existing clients as well as to secure and service new clients. The Companies costs of producing revenue are relatively inelastic and are not directly proportional to revenue. Accordingly, the decrease in revenue experienced by the Company in the three months ended July 31, 1996 created a disproportionate decrease in gross profit.

     Selling, general and administrative expenses ("SG&A")decreased $42,208, or 5.3%, from $795,408 (or 39.7% of Total Revenue) in 1995 to $753,200 (or 38.5% of
Total Revenue) in 1996. This decrease primarily resulted from the reallocation of personnel resources from indirect to direct cost functions which benefits SG&A costs while adversely impacting gross profit.

     As a result of the foregoing, Operating Income decreased approximately $201,072 or 69.1% from $290,807 in 1995 to $89,735 in 1996.

     Interest Expense, Net increased from approximately $18,176 in 1995 to $64,572 in 1996. This increase is primarily the result of increased short term borrowing activity necessary to fund, in part, incremental increases in working capital attributable primarily to accounts receivable purchased under the Advance Pay Program.

     Income taxes decreased from $95,677 in 1995 to $91,634 in 1996. The decrease is partly attributable to the decrease in Operating Income. Income taxes also reflect the recognition of income not previously taxed under cash basis of accounting for income tax purposes.

     As a result, Net Income decreased $226,957 or, 145.7%, from $155,726 (or 7.8% of Total Revenue) in 1995 to $(71,231) (or (3.6)% of Total Revenue) in 1996.


SIX MONTHS ENDED JULY 31, 1996 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1995

     Total Revenue decreased $210,494, or 5.1%, from $4,117,257 in 1995 to $3,906,763 in 1996. Commission Revenue increased $4,835 or 0.1%, from $3,774,725 in 1995 to $3,779,560 in 1996. The increases in Commission Revenue primarily resulted from increased retailer participation in the Company's Advance Pay Program and increases in actual net sales of magazines and other periodicals recorded by the Company's retailer clients through the opening of new stores and increased same store sales offset by a decrease in revenues from space design as a result of slower than anticipated deliveries. Management believes that the increases in actual net sales achieved by its retailer clients resulted in part from improvements in the Company's data-gathering and reporting techniques which are believed to increase the accuracy of the sales totals reported by the Company's retailer clients. In addition, management believes that the sales results reported by its retailer clients were favorably impacted by Company-suggested adjustments to merchandising programs and in-store title mix to more accurately reflect consumer demand in the market served by each particular store.

     Merchandising Revenue decreased $215,329, or 62.9%, from $342,532 in 1995 to $127,203 in 1996. The decrease was primarily the result of the discontinuation of time specific programs with Walgreens and Kmart that expired prior to January 31, 1996. Merchandising Revenue consists of revenue derived by the Company (i) from consulting and other services rendered to clients on other than a commission basis, and (ii) the sale, as principal or broker, of merchandise to the Company's retailer clients for resale by them.

     Gross Profits decreased $488,904, or 22.3%, from $2,188,110 (or 53.1% of Total Revenue) in 1995 to $1,699,206 (or 43.5% of Total Revenue) in 1995. These decreases resulted primarily from the reduced merchandise revenue as well as increased direct commission revenue expenses. This expense increase resulted from additional personnel in the commission revenue area. These additions were to improve services to existing clients as well as to secure and service new clients. The Companies costs of producing revenue are relatively inelastic and are not directly proportional to revenue. Accordingly, the decrease in revenue experienced by the Company in the six months ended July 31, 1996 created a disproportionate decrease in gross profit.


     Selling, general and administrative expenses ("SG&A")decreased $78,717, or 5.1%, from $1,546,771 (or 37.6% of Total Revenue) in 1995 to $1,468,054 (or
37.6% of Total Revenue) in 1996. This decrease primarily resulted from removing overhead functions to functions directly associated with generating and servicing commission revenue clients.

     As a result of the foregoing, Operating Income decreased approximately $410,187 or 64.0% from $641,339 in 1995 to $231,152 in 1996.

     Interest Expense, Net increased from approximately $38,700 in 1995 to $97,938 in 1996. This increase is primarily the result of increased short term borrowing activity necessary to fund, in part, incremental increases in working capital attributable primarily to accounts receivable purchased under the Advance Pay Program.

     Income taxes decreased from $343,352 in 1995 to $145,934 in 1996. The decrease is attributable to the decrease in Operating Income.

     As a result, Net Income decreased $259,595 or, 109.9%, from $236,161 (or 5.7% of Total Revenue) in 1995 to $(23,434) (or(0.6%) of Total Revenue) in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirements for cash emanate primarily from selling, general and administrative expenses (particularly salaries, travel and data entry expenses) incurred in connection with the solicitation of new clients and the maintenance of existing accounts. Historically, the Company has financed its business activities through cash flow from operations and, short-term borrowings under available lines of credit.

     Net cash used by operating activities was approximately $3,118,760 for the six months ended July 31, 1996 compared to approximately $625,620 for the same period in 1995. The increase was primarily due to an increase in accounts receivable, a decrease in accounts payable and an increase in other assets. Accounts receivable, trade, increased $2,202,656 or 32.5%, from $4,576,545 at January 31, 1996 to $6,779,201 at July 31, 1996 as a result of increased retailer participation in the Advance Pay program.

     The average collection period for the six months ended July 31, 1996 was
250.5 days versus 119.2 days for the six months ended July 31, 1995. Such change resulted primarily from increased participation in the Advance Pay Program which results in higher accounts receivable balances. Although the average collection period increased, the Company believes that the percentage of revenues actually collected will remain at historical levels. Although there can be no assurance that unexpected delays will not occur, or that should a delay occur that it will not have a material adverse effect on the Company's cash flow from operations, to provide necessary liquidity in the event such an unexpected delay would occur, the Company has established a credit facility in an amount believed to be sufficient to fund any reasonably possible cash deficits.

     Because the Company is primarily engaged in the business of providing services to its retailer clients, its capital expenditure requirements are minimal. At July 31, 1996, the Company had no outstanding material commitments for capital expenditures.

     The Company has entered into an agreement with Boatmen's Bank of St. Louis, N.A. ("Boatmen's") to make available two separate revolving loans and a term loan to the Company. All borrowings under the agreement mature on July 1, 1997. Borrowings under the agreement bear interest at an annual rate equal to the Boatmen's

Corporate Base Rate plus 1% (9.25% at September 1, 1996) and are secured by substantially all of the assets of the Company as well as the personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses.

     The first of these loans is a working capital facility based on eligible Accounts Receivable of the Company. The total available borrowings under this working capital facility at September 10, 1996 was $680,285. The second facility is reserved to fund the Company's Advance Pay Program. Under this facility the Company is able to borrow up to $3,000,000 based on a percentage of its' Accounts Receivable derived from the Advance Pay Program. At September 10, 1996, the Company had $1,823,000 outstanding under this facility.

     The term loan funded the cash payment in the acquisition of Magazine Marketing, Inc. The total amount borrowed under this agreement was $275,000. The note is payable in thirty-six (36) consecutive principal payments to be made monthly commencing on July 1, 1996 through and including May 1, 1999. A final installment in the amount of the remaining outstanding principal balance and all accrued interest thereon being due will be made on June 1, 1999. Additionally, the Company will pay interest from May 31, 1996 on the balance of said principal monthly, in arrears, commencing on the first day of July, 1996.

During March 1996, the Company sold an aggregate of 20,000 of its 1996 Series 7% Convertible Preferred Stock, $0.01 par value per share (the "Preferred Stock"), in a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended. The Preferred Stock was sold for an aggregate purchase price of $2,000,000, resulting in net proceeds to the Company of $1,880,000 after deducting commissions and expenses totaling $120,000 of which $60,000 has been paid in cash and $60,000 was paid through the issuance of an additional 600 shares of Preferred Stock.

     On February 28, 1996, the Company sold 8,000 shares of its Common Stock in a private transaction in reliance on Section 4(2) on the Securities Act and Regulation D promulgated thereunder. The transaction resulted in net proceeds to the Company of $27,000, after the deduction of associated commissions and expenses.

     From time to time, the Company has made cash advances to the Company's Chief Executive Officer totaling $221,485 at July 31, 1996. The Company has made similar advances to the Company's Chief Operating Officer and the Company's Executive Vice President totaling $0 and $12,093 at July 31, 1996, respectively. Such advances are evidenced by promissory notes, bear interest at the rate of 7.34%, are payable in four remaining equal annual installments. The Company also made advances to FMG, Inc., a North Carolina corporation in which Company officers hold a controlling interest. Such advances bear interest at an annual rate equal to prime plus one-half percent, are payable on demand and had a balance at August 31, 1996 of $31,571. Each of the related parties including those described above, which are indebted to the Company are current with respect to all payments of principal and interest, and the Company is unaware of any circumstance which is reasonably likely to negatively impact the collectibility of such indebtedness.

     At July 31, 1996, the Company's total long-term debt obligations were $384,439. Of such amount, $164,531 matures in the next twelve months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

     At July 31, 1996, the Company's had an accrued deferred tax liability of $408,000 reflecting the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Of this liability, $417,000 results from a change in accounting method from cash to accrual by the Company's predecessors in connection with the formation of the Company. The Company intends to elect to pay its deferred income tax liability in four equal annual installments commencing in FY 1996. The

Company anticipates that the funds necessary to satisfy this tax obligation will be derived primarily from cash flows from operations.

     The Company is currently experiencing a period of growth in its working capital requirements as a result of increased retailer participation in the Advance Pay Program. In addition, the Company's business plan contemplates expansion into new services, products and geographic areas, directly or by acquisition. Cash flows from operations and borrowings may not be sufficient in the short-term to support increased needs. The Company has engaged a financial advisor to assist it with respect to its potential sale of debt or equity securities. No assurance can be given that such funding will be available, or, if available, that it would be available on terms acceptable to the Company.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (A)   See Exhibit Index.

              (B) No current reports on Form 8-K have been filed during the three months ended July 31, 1996.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE SOURCE COMPANY


                                       /s/ Lance C. McCord
Date  September 17, 1996               __________________________
                                       Lance C. McCord
                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                                       Description                                      Page
- -----------                                       -----------                                      ----

10.14             Amendment No. 2 to Loan Agreement dated as of September 1, 1996 with Boatmen's Bank of St. Louis, N.A.

10.15             $275,000 Term Loan Dated May 31, 1996

10.16             $3,000,000 Revolving Note (Rebate Program Loan) dated as of September 1, 1996 with Boatmen's Bank of St. Louis, N.A.

10.17             $2,000,000 Revolving Note (Working Capital Loan) dated as of
                   September 1, 1996 with Boatmen's Bank of St. Louis, N.A.

27                Financial Data Schedule