Form 10QSB
period 1996-10-31
SOURCE CO
filed 1996-12-20
CIK 943605

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    (Mark One)
   |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended October 31, 1996

   |_| Transition report under Section 13 or 15(d) of the Exchange Act

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,041,478 (as of November 27,
1996)

     Transitional Small Business Disclosure Format (check one):
Yes_________ No X

                               THE SOURCE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                October 31, 1996



                         PART I - FINANCIAL INFORMATION


ITEM 1.           Financial Statements                                     Page

                  Unaudited Balance Sheet as of October 31, 1996            3

                  Unaudited Statements of Income for the three
                  months ended October 31, 1996 and 1995 and for the
                  nine months ended October 31, 1996 and 1995               5

                  Unaudited Statements of Cash Flows for the nine
                  months ended October 31, 1996 and 1995                    6

                  Notes to Financial Statements                             7

ITEM 2.           Management's Discussion and Analysis                     14


                           PART II - OTHER INFORMATION

ITEM 5.           Other Information                                        20

ITEM 6.           Exhibits and Reports on Form 8-K                         20

SIGNATURE PAGE                                                             21

EXHIBIT INDEX                                                              22

                               THE SOURCE COMPANY

                             Unaudited Balance Sheet

                                October 31, 1996
--------------------------------------------------------------------------

Assets
Current
     Cash                                                     $   176,866
     Receivables:
         Trade (net of allowance for doubtful accounts
           of $196,836)                                         6,668,776
         Income Taxes                                             334,200
         Related Parties                                           31,171
         Employees                                                  8,045
         Interest Receivable                                       14,032
         Notes Receivable - Officers                               58,395
     Prepaid Expenses                                             129,542
     Other current assets                                          62,934
--------------------------------------------------------------------------
Total Current Assets                                            7,483,961
--------------------------------------------------------------------------
Office Equipment and Furniture                                  1,709,834
Less Accumulated Depreciation and Amortization                  1,132,833
--------------------------------------------------------------------------
Net Office Equipment and Furniture                                577,001
--------------------------------------------------------------------------

Other Assets
     Notes Receivable - Officers                                  175,183
     Investment in limited partnership                             52,956
     Goodwill, net of accumulated amortization                     77,579
     Unallocated purchase price of acquisitions                   973,413
     Cash surrender value of life insurance                        71,618
     Other                                                         67,478
--------------------------------------------------------------------------
Total Other Assets                                              1,418,227
--------------------------------------------------------------------------

TOTAL ASSETS                                                  $ 9,479,189
--------------------------------------------------------------------------

                               THE SOURCE COMPANY

                             Unaudited Balance Sheet

                                October 31, 1996
---------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current
     Note payable - bank (Note 3)                              $ 4,272,715
     Accounts payable                                              299,463
     Due to Retailers (Note 9)                                     113,213
     Accrued liabilities:
         Compensation                                              140,167
         Other                                                     127,138
     Deferred income taxes                                          72,000
     Current maturities of long-term debt (Note 4)                 152,834
---------------------------------------------------------------------------
Total Current Liabilities                                        5,177,530
---------------------------------------------------------------------------
Long-term Debt (Note 4)                                            342,507
     Less current maturities                                       152,834
---------------------------------------------------------------------------
Total Long-term Debt                                               189,673
---------------------------------------------------------------------------
Deferred income taxes                                              210,000
---------------------------------------------------------------------------
Total Liabilities                                                5,577,203
---------------------------------------------------------------------------

Redeemable Common Stock
     211,245 Shares Issued and Outstanding                         753,820
---------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock (Note 7)                                           56
     Common stock                                                   70,314
     Additional paid-in-capital                                  2,986,468
     Retained Earnings                                              91,328
---------------------------------------------------------------------------
Total Stockholders' Equity                                       3,148,166
---------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE COMMON
      STOCK & STOCKHOLDERS' EQUITY                             $ 9,479,189
---------------------------------------------------------------------------


                               THE SOURCE COMPANY

                         Unaudited Statements of Income

----------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended October 31,           Nine Months Ended October 31,
                                               1996                1995                 1996                 1995
                                            --------------------------------        ----------------------------------

Commission Revenues                      $    2,004,343      $    2,014,017       $     4,750,601      $    5,591,922
Merchandise Revenues                             95,847             473,968               108,088             816,501
----------------------------------------------------------------------------------------------------------------------
                                              2,100,190           2,487,985             4,858,689           6,408,423
----------------------------------------------------------------------------------------------------------------------
Cost of Commission Revenues                   1,222,833           1,051,916             3,573,925           2,608,100
Cost of Merchandise Sold                         81,967             371,538                93,221             547,680
----------------------------------------------------------------------------------------------------------------------
                                              1,304,800           1,423,454             3,667,146           3,155,780
----------------------------------------------------------------------------------------------------------------------
Gross Profit                                    795,390           1,064,531             1,191,543           3,252,643
Selling, General and Administrative
  Expense                                       649,027             728,324             2,320,529           2,300,802
----------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                         146,363             336,207           (1,128,986)             951,841
----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                      10,158               6,356                26,398              14,337
            Interest expense                   (88,276)            (36,788)             (202,454)            (83,970)
            Other                               (3,589)             (2,082)              (14,304)               2,200
----------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                   (81,707)            (32,514)             (190,360)            (67,433)
----------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                64,656             303,693           (1,319,346)             884,408
Provision for Income Taxes                      (2,246)           (115,848)               476,217           (460,500)
----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                        $       62,410      $      187,845       $     (843,129)      $      423,908
----------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Share - Primary      $         0.01      $         0.03       $        (0.13)      $         0.07
----------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares
   Outstanding - Primary                      7,008,518           6,324,389             6,611,849           6,307,722
----------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Share - Fully
    Diluted                              $         0.01             N/A           $        (0.13)             N/A
----------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares
   Outstanding - Fully Diluted                7,008,518             N/A                 6,611,849             N/A
----------------------------------------------------------------------------------------------------------------------





                               THE SOURCE COMPANY


                       Unaudited Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------

                                                                                        Nine Months Ended October 31,
                                                                                  ------------------------------------------
                                                                                         1996                    1995

Operating Activities
     Net income (loss)                                                            $       (843,129)      $          423,908
     Adjustments to reconcile net cash provided by
       operating activities:
          Depreciation and amortization                                                     167,711                 111,159
          Provision for losses on accounts receivable                                        97,636                  81,004
          Impairment of investments in limited partnership                                   15,000                  15,000
          Write-off related party receivable                                                      0                  10,644
          Shareholder Distribution                                                                0                (27,000)
          Deferred income taxes                                                           (195,191)                (44,000)
          Services received in exchange for common stock                                     21,600                       0
          Changes in assets and liabilities:
              (Increase)/Decrease in accounts receivable                                (2,361,834)             (2,112,973)
              (Increase)/Decrease in other assets                                         (519,834)               (231,707)
              Increase/(Decrease) in A/P and accrued expenses                             (545,734)                 916,182
              Increase/(Decrease) in amounts due customers                                   29,758                       0
----------------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                                       (4,134,017)               (857,783)
----------------------------------------------------------------------------------------------------------------------------

Investment Activities
     Acquisition of Magazine Marketing, Inc.                                              (275,000)                       0
     Repayments on Notes Receivable                                                          29,715                   3,582
     Repayments from related party                                                           22,000                 270,240
     Advances to employees                                                                  (1,005)                 (3,000)
     Capital expenditures                                                                 (176,780)               (171,570)
----------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Investing Activities                                           (401,070)                  99,252
----------------------------------------------------------------------------------------------------------------------------

Financing Activities
     Issuance of Common Stock                                                                30,000                 268,500
     Issuance of preferred convertible stock                                              1,922,075                       0
     Borrowings under long-term debt agreements                                             281,317                       0
     Principal payments on long-term debt                                                 (104,261)                (97,652)
     Borrowings under short-term debt agreements                                          3,206,000                 417,474
     Repayments under short-term debt agreements                                          (647,000)                       0
     Preferred stock dividends                                                                  (6)                       0
----------------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                                     4,688,125                 588,322
----------------------------------------------------------------------------------------------------------------------------

Increase/(Decrease) in Cash                                                                 153,038               (170,209)

Cash, beginning of period                                                                    23,828                 252,555
----------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                               $         176,866      $           82,346
----------------------------------------------------------------------------------------------------------------------------


                               THE SOURCE COMPANY


                    Notes to Financial Statements (Unaudited)




1.  Related Party
    Transactions            The Company purchases data processing  services from
                            an employment service company owned by certain officers of the Company. There were $276,049 and $226,817 of such purchases made during the nine months ended October 31, 1996 and 1995 respectively.

                            At January 31, 1995, the Company was indebted to director and stockholder Timothy A. Braswell in the amount of $56,192. Such debt bore interest at 10.0% and matured on January 1, 1996. The Company's indebtedness under the promissory note was secured by an interest in the accounts receivable of the Company. This obligation was fully satisfied as the final payment was made on December 29, 1995.

                            One  of  the  Company's  stockholders  also  owns  a
                            majority of stock of FMG, Inc., primarily an investing company. At October 31, 1996 the Company had a receivable from FMG of $31,171 at prime plus .5%. This receivable was collected in full on November 5, 1996.

                            The Company currently leases certain office space and has, in the past, leased an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were $138,780 and $110,250 for the nine months ended October 31, 1996 and 1995, respectively. Amounts paid for the airplane were $0 and $57,926 for the nine months ended October 31, 1996 and 1995 respectively.

                            Three officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amounts of $233,578. Such notes bear interest at the rate of 7.34% per annum and are payable in five equal installments which began April 1996.


2.  Notes                   OFFICERS
    Receivable
                            The notes  receivable  relate to advances to certain
                            officers of the Company.  The notes bear interest at
                            7.34% and are payable in five equal, annual payments
                            of $69,489  which began April 1996.  These notes are
                            current   and  the   Company   is   unaware  of  any
                            circumstances   that  would  negatively  impact  the
                            collectibility of these notes.

                            OTHER

                            The Company had a $120,000 unsecured, non-interest bearing note from a non-affiliated company which required quarterly installments of $6,000 through June 2000. The note was stated net of discount of $27,454 which was computed using a 10% imputed interest rate. On March 31, 1996, the debtor defaulted on the note. Based on the financial condition of the debtor, the note was written off resulting in a charge to selling, general and administrative expenses during the year ended January 31, 1996 of $92,063.


3.  Notes Payable           The  Company had a  revolving  loan credit  facility
                            providing  for  aggregate  borrowings  of $5,000,000
                            that  was  scheduled  to  expire  on July  1,  1997.
                            Borrowings  under the  loans  bore  interest  at the
                            bank's prime plus 1%  (effectively  9.25% at October
                            31,  1996)  and were  secured  by an  assignment  of
                            interest  in  the  limited  partnership  investment,
                            personal  guarantees of certain of the  stockholders
                            of the Company,  and a security agreement  including
                            equipment,  fixtures,  personal  property,  accounts
                            receivable,   contract  rights,  notes  and  general
                            intangibles.

                            Borrowings under the revolving credit facility at October 31, 1996 were $4,272,715.

                            The revolving credit facility required the Company to maintain specified levels of working capital and net worth, restricted capital additions and the payment of dividends, and limited additional indebtedness. At October 31, 1996, the Company was not in compliance with certain of these requirements. However, as discussed at Note 10, on December 6, 1996 the outstanding balance, including interest, was paid by the Company with the proceeds from the initial funding under a new credit facility with another bank. The credit facility which was in place at October 31, 1996 was simultaneously terminated.

4.  Long-term               Long-term debt consists of:
     Debt

                            Note payable to  stockholder  (former
                            owner of Magazine  Marketing,  Inc.),
                            non-interest   bearing,   payable  in
                            eight   quarterly   installments   of
                            $10,000,   discounted  based  on  the
                            Company's  effective borrowing rate      $    55,428

                            Term   note    payable   in   monthly
                            installments  of $7,639 plus interest
                            at the bank's corporate base rate plus
                            1%, due June 1, 1999                         244,440

                            Obligations under capital lease               42,639
                            ----------------------------------------------------
                            Total Long Term Debt                         342,507

                            Less Current Maturities                      152,834
                            ----------------------------------------------------

                            Long Term Debt                        $      189,673
                            ----------------------------------------------------




5.  Supplemental            Supplemental  information  on  interest  and income
     Cash Flow              taxes paid is as follows:
     Information

                            Nine Months Ended October 31,     1996        1995
                            ----------------------------------------------------

                            Interest                        $200,000    $ 84,000

                            Income Taxes                    $264,000    $460,500
                            ----------------------------------------------------



6.  Business                ACQUISITION OF THE COMPANY BY PERIODICO, INC.
    Combination
                            On May 1, 1995,  Periodico,  Inc.  (formerly  Garner
                            Investments, Inc.) acquired the Company through an exchange of stock. Periodico then changed its name to The Source Company.

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

                            ACQUISITION OF DIXON'S MODERN MARKETING CONCEPTS, INC. AND TRI-STATE STORES, INC.

                            On June 15, 1995, the Company acquired the assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc. (MMC) in exchange for 300,000 shares of common stock of The Source Company and the assumption by the Company of all the liabilities of MMC. The transaction has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position, and cash flows of The Source Company and MMC.

                            The S corporation retained earnings of MMC totaling approximately $225,000 representing undistributed earnings on June 15, 1995 net of $27,000 distributed in lieu of taxes to shareholders, has been credited to additional paid-in capital.

                            ACQUISITION OF MAGAZINE MARKETING, INC.

                            On June 28, 1996, the Company acquired all of the stock of Magazine Marketing, Inc. in exchange for 100,000 shares of common stock of The Source Company and $275,000 in cash. In addition, the Company shall pay $10,000 at the end of each quarter for a two year period following the closing date (or a total of $80,000). The first such payment was made on July 29, 1996.

                            The transaction has been accounted for as a purchase and, accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price of the transaction exceeds the fair value of the assets acquired in the amount of $762,368.

                            The following schedule reflects pro forma statements of income:


                                           Six Months Ended July 31,
                                          1996                       1995
                                  ---------------------------------------------

       Revenue                       $     2,995,433           $     4,371,347
       Net income (loss)             $     (883,911)           $       278,188
       Net income (loss) per share   $        (0.14)           $        (0.04)



                            ACQUISITION OF READERS CHOICE, INC.

                            On June 30, 1996, the Company acquired all of the issued and outstanding shares of Readers Choice, Inc., a wholly owned subsidiary of United Magazine

                            Company, in exchange for 111,245 shares of common stock of The Source Company. This transaction has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. This transaction did not meet any of the conditions to be considered a significant business combination. The purchase price of the transaction exceeds the fair value of the assets acquired in the amount of $233,169.


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

                            During March 1996, the Company issued 20,000 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share. Brokers' fees totaling $120,000 were incurred in connection with the stock issuance's of which $60,000 was paid in cash and $60,000 was paid by issuance of an additional 600 shares of preferred stock.

                            On June 3, 1996, an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into common stock of the Company. The conversion price was $3.55 per share, which resulted in the issuance of 140,714 shares of common stock. This conversion also resulted in the issuance to certain of the Company's financial advisors of options to purchase an additional 2,814 shares of the common stock of the Company. This option to purchase is exercisable for a two year period at an exercise price equal to $4.26 per share.

                            On July 29, 1996 two investors converted 2,250 and 500 shares of the Company's 1996 Series 7% Convertible Preferred Stock into common stock of the Company. The conversion price was $3.65 per share, which resulted in the issuance of 61,643 and 13,698 shares, respectively, of common stock.

                            On August 30, 1996, the Company issued a common stock dividend to investors who held the Company's 1996 Series 7% Convertible Preferred Stock. At this date there were 12,850 shares of such stock outstanding. The 7% dividend resulted in a common stock dividend of 9,515 shares based on an issuance price of $4.46 per share.

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

                            On September 22, 1996, an investor converted 2,250 shares of the Company's 1996 Series 7% Convertible Preferred Stock into common stock of the Company. The conversion price was $3.50 per share, which resulted in the issuance of 64,285 shares of common stock.


8.  Advance Pay Program      The Company has established an Advance Pay Program.
                             Under this  program the Company  advances an agreed
                             upon percentage of the incentive payments otherwise
                             due the  retailer  from  magazine  publishers  upon
                             quarterly  submission  and processing of claims for
                             such  payments.   The  claims   otherwise  due  the
                             retailer become due the Company. Included in trade receivables at October 31, 1996 is $2,124,204 due the Company under the advance pay program (net of $3,455,125 due the program participants). Income from the program was $731,482 during the nine months ended October 31, 1996 and was not material in 1995.


9.  Due To Retailers        The Company  has  arrangements  with  certain of its
                            customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The
                            Company retains the commission related to such payments and pays the customer the difference. The
                            Company owes retailers $113,213 at October 31, 1996 under such arrangements.


10.  Subsequent Events      BANK FINANCING

                             On December 6, 1996 the Company received its initial funding under a new credit agreement dated November 14, 1996. The initial funding of
                             $4,550,000 was used to pay the then outstanding debt under the old credit agreement which was simultaneously terminated.

                            The new credit agreement provides for revolving loans of up to $8,700,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by personal guarantees of certain stockholders of the Company and by a security agreement including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                            The credit agreement requires the Company to maintain certain financial ratios and to maintain a specified minimum tangible net worth. As of the date of this filing, the Company was in compliance with these requirements.


11.  Unaudited              Recently,   the  Company  has   discovered   certain
     Financial              deviations   from  its   accounting   practices  and
     Statements             policies  which  affected  the  Company's  financial
                            reporting  at July 31, 1996 and the  interim  fiscal
                            periods then ended.  The Company  subsequently  made
                            correcting  entries  and has  implemented  stringent
                            initiatives  designed to prevent a  reoccurrance  of
                            such   deviations.   After  giving   effect  to  the
                            correcting  entries,  the Company's  total revenues,
                            operating loss, net loss and loss per  share-primary
                            for  the  six  months   ended  July  31,  1996  were
                            $2,758,499;   $1,275,349;   $905,539;   and   $0.14,
                            respectively. Shortly, the Company will file amended
                            Forms 10-QSB for the affected periods with the Securities and Exchange Commission.

                            In the opinion of management, the unaudited financial information as of October 31, 1996 contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

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


Overview

         The Company provides monitoring, documentation and collection services required to obtain single copy magazine sales incentive payments available for magazine publishers to magazine and periodical retailers. The Company has developed a contractual relationship with approximately 50,000 mass merchandise, grocery and pharmacy stores located throughout the United States and in eastern Canada under which it provides such services and related merchandising services on a frequent basis, in many cases daily, and holds power of attorney from its retailer clients to collect incentive payments from publishers. To further expand its presence in the upper midwest and increase the number of its mid-sized chain retailer clients, in June of 1995 the Company acquired all of the business and assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc., both of Chicago Heights, Illinois, in exchange for the issuance of an aggregate of 300,000 shares of Common Stock. The Company has continued to expand its operations in the upper midwest through the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc., a wholly owned subsidiary of United Magazine Company.

         The Company issued 100,000 shares of its common stock, cash of $275,000 and a note payable totaling $80,000 payable quarterly over a two year period, in exchange for all the stock of Magazine Marketing, Inc. This transaction has been accounted for as a purchase and, accordingly, the financial statements reflect the combined results of operations as of June 28, 1996, the transaction date. Assets have been recorded at fair value and the purchase price in excess of fair value has been recorded as unallocated purchase price of acquisitions.

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

         A majority of the Company's revenues are derived from commissions earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most such incentive payment programs offer the retailer a cash rebate equal to a percentage of the retailer's actual net sales of the publisher's titles which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publishers quarterly based on actual net sales of the publishers' titles recorded in the previous calendar quarter. Except in connection with its expanded Advance Pay Program, the Company does not guaranty to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments.

         Under both the standard arrangement and the Advance Pay Program, commission revenue is recognized at the time claims for incentive payments are substantially completed for submission to the publishers based on the amount claimed, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivable. However, under the standard arrangement, invoices for services provided by the Company in connection with the claim process are not issued until the Company receives settlement of the claim. Under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

          Recently, the Company has discovered certain deviations from its accounting practices and policies which affected the Company's financial reporting at July 31, 1996 and the interim fiscal periods then ended. The Company subsequently made correcting entries and has implemented stringent initiatives designed to prevent a reoccurrance of such deviations. After giving effect to the correcting entries, the Company's total revenues, operating loss, net loss, and loss per share-primary for the six months ended July 31, 1996 were $2,758,499; $1,275,349; $905,539; and $0.14, respectively.

         Results of Operations

          The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenue:


                                                            Three Months                      Nine Months
                                                         Ended October  31,               Ended October  31,
                                                         ------------------               ------------------
                                                       1996              1995            1996              1995
                                                       ----              ----            ----              ----

Commission Revenues                                   95.4%             80.9%           97.8%              87.3%

Merchandise Revenues                                   4.6%             19.1%            2.2%              12.7%

Total Revenue                                        100.0%            100.0%          100.0%             100.0%

Cost of Commission Revenues                           58.2%             42.3%           73.6%              40.7%

Cost of Merchandise Sold                               3.9%             14.9%            1.9%               8.5%

Gross Profit                                          37.9%             42.8%           24.5%              50.8%

Selling, General &
  Administrative Expenses                             30.9%             29.3%           47.8%              35.9%

Operating Income                                       7.0%             13.5%          (23.3)%             14.9%

Interest Expense, Net                                 (3.7)%            (1.2)%          (3.6)%             (1.1)%

Other Income/(Expense), Net                           (0.2)%            (0.1)%          (0.3)%             (0.0)%

 Earnings Before Income
    Taxes                                              3.1%             12.2%          (27.2)%             13.8%

Net Income                                             3.0%              7.6%          (17.4)%              6.6%



Commission Revenues

          Although Commission Revenues for the third fiscal quarters of 1996 and 1997 were comparable, Commission Revenues for the nine month period decreased $841,000 from the comparable period of Fiscal 1996 primarily resulting from a decrease in space design revenues of $571,000. Space design revenues are recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control. Another significant factor contributing to the decrease in Commission Revenues was magazine wholesaler consolidation. During calendar year 1996 many wholesalers were purchased by or merged with competing wholesalers. These consolidations made it difficult, if not impossible, at times to gather sales data. Currently, this unusual activity in the wholesaler industry has slowed considerably and accurate sales data is being collected in a timely manner.

          The decreases discussed above were mitigated by increased retailer participation in the Advance Pay Program. Commission Revenues from this program increased from $200,000 for the nine month period ended October 1995 to $700,000 for the same period in the current year. Advance pay revenues increased from $70,000 for the prior year third quarter to $250,000 for the current year third quarter.


Merchandise Revenues

          Merchandise Revenues decreased by $378,121 and $708,413 for the three months and nine months ended October 31, 1996, respectively, over the prior period. Such decreases are expected to continue as a result of management's decision to de-emphasize this portion of its business.


Cost of Commission Revenues

          The Cost of Commission Revenues increased approximately $1,000,000 and $170,000 for the nine month period compared to the same period in the prior year and the three month period compared to the same period in the prior year, respectively. These increases were primarily the result of the Company's effort to more precisely identify and reclassify categories of costs as direct costs of commission revenues. Costs of producing commission revenues are inelastic and, therefore, are not directly proportional to revenue.


Selling, General and Administrative Expense

          As discussed above, the Company has reclassified certain categories of costs as direct costs of commission revenues. Thus, certain costs included in selling, general and administrative expense during the prior periods are now classified as direct costs of commission revenues.

          Selling, General and Administrative Expense plus Costs of Commission Revenue (or "total costs") for the nine month period increased $986,000 over the comparable period in the prior year. Wages accounted for $650,000 of the increase. New hires, including personnel formerly employed by Magazine Marketing, Inc., comprised approximately $370,000 of this increase, while the balance of the increase was the result of raises and bonuses. Rent, telephone and utilities have increased $130,000 as a direct result of expanding the square footage rented in North Carolina and adding regional offices in Canada, Arizona and California. Computer hardware and software acquisitions combined with equipment and furniture acquisitions related to the additional regional offices contributed to a $30,000 increase in depreciation expense. Lastly, bad debt expense increased approximately $140,000 over the comparable prior nine month period.

         The total costs for the third quarter increased $90,000 over the third quarter of the prior year. Wages, rent, telephone, utilities, and depreciation combined to account for an increase of $213,000 over the prior year third quarter for the reasons noted above. Also, marketing expense increased $29,000 primarily due to costs related to an advertising agreement with Financial Power Network to increase awareness of the Company. Although professional fees, including accounting, legal and data entry fees, were comparable for the nine month periods, these expenses decreased $140,000 in the current year third quarter as compared to the prior year third quarter.


Interest Expense

         Interest expense for the third quarter and the nine month period increased $51,000 and $118,000, respectively, over the comparable periods in the prior year. This increase is due primarily to the increased borrowings from approximately $1,100,000 at October 31, 1995 to approximately $4,300,000 at October 31, 1996.


Provision for Income Taxes

         The Provision for Income Taxes for all periods presented differs from the statutory rate due to non-deductible meals and entertainment, officers' life insurance, country club dues, and auto lease expense.


Liquidity and Capital Resources

         The Company's primary cash requirements are for funding the Company's Advance Pay Program and selling, general and administrative expenses (particularly salaries, travel and data entry expenses) incurred in connection with the solicitation of new clients and the maintenance of existing accounts. Historically, the Company has financed its business activities through cash flow from operations, short-term borrowings under available lines of credit and through the issuance of equity securities.

          Net cash used by operating activities was approximately $4,134,000 for the nine months ended October 31, 1996 compared to approximately $858,000 for the same period in 1995. Cash advanced under the Advance Pay Program during the period was approximately $4,162,000. As a result of increased participation in the Advance Pay Program, the Company's trade accounts receivable increased $2,500,000 since January 31, 1996. Another factor contributing to the increased accounts receivable balance was a delay in filing claims during the first two quarters caused by wholesaler consolidation and by internal consolidation of operations of the once separate entities that now comprise the Company. The average collection period for the nine months ended October 31, 1996 was 304.6 days (calculated as follows: 365 days/(Revenues/Average A/R)) compared to 143.9 days for the nine month period ended October 31, 1995. However, the average daily cash collections for the period August 1, 1996 through December 17, 1996 was $56,790. Based on this average daily cash collection amount it would take 182 days to collect the October 31, 1996 accounts receivable. Management does not consider this collection period acceptable. However, wholesaler consolidation and internal consolidation of operations contributed to the increase in the average collection period. Management plans to increase resources in the collection area with the goal of reducing this average collection period to 90 to 150 days.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At October 31, 1996, the Company had no outstanding material commitments for capital expenditures.

          In response to the increased cash requirements necessary to fund the Advance Pay Program, the Company replaced its credit facility with Boatmen's with a new credit agreement dated November 14, 1996 with Wachovia Bank of North Carolina, N.A. The initial funding took place on December 6, 1996 in the amount of $4,550,000 and was used to retire then outstanding balances under the former credit facility.

          The new credit agreement provides for revolving loans of up to $8,700,000. The borrowing base calculation under this credit facility allows for a higher percentage of the accounts receivable to be eligible than under the Boatmen's agreement. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses and by a security agreement including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

         During March 1996, the Company sold an aggregate of 20,000 of its 1996 Series 7% Convertible Preferred Stock, $0.01 par value per share (the "Preferred Stock"), in a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended. The Preferred Stock was sold for an aggregate purchase price of $2,000,000, resulting in net proceeds to the Company of $1,802,075 after deducting commissions and expenses totaling $137,925 of which $77,925 has been paid in cash and $60,000 was paid through the issuance of an additional 600 shares of Preferred Stock.

         On February 28, 1996, the Company sold 8,000 shares of its Common Stock in a private transaction in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction resulted in net proceeds to the Company of $30,000.

         From time to time, the Company has made cash advances to the Company's Chief Executive Officer totaling $221,485 at October 31, 1996. The Company has made similar advances to the Company's Executive Vice President totaling $12,093 at October 31, 1996. Such advances are evidenced by promissory notes, bear interest at the rate of 7.34%, are payable in four remaining equal annual installments. The Company also made advances to FMG, Inc., a North Carolina corporation in which Company officers hold a controlling interest. Such advances bore interest at an annual rate equal to prime plus one-half percent, had a balance at October 31, 1996 of $31,571, and was paid in full on November 5, 1996. Each of the related parties including those described above, which are indebted to the Company are current with respect to all payments of principal and interest, and the Company is unaware of any circumstances which are reasonably likely to negatively impact the collectibility of such indebtedness.

          At October 31, 1996, the Company's total long-term debt obligations were $342,507 which included a $244,440 note payable which was paid in full on December 6, 1996 in connection with the initial funding of the Company's new credit facility. The remaining long-term debt totals $98,607, of which $61,154 is due in the next twelve months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

          During the nine months ended October 31, 1996, the Company experienced an operating loss of $1,128,986. The Company's expenses were at a level that anticipated revenues from space design commissions and merchandise revenues far in excess of revenues realized for the period. The Company believes that its expense reduction initiative began to impact results of operations in the third quarter. Further reductions in wages, rents, travel and entertainment, and auto leases are expected to impact future quarters. Additionally, commission revenues from the Advance Pay Program are expected to exceed third quarter levels due to the recent conversion of two large retailers to the program.

                                     PART II
                                OTHER INFORMATION


Item 5.    Other Information

             Recently, the Company has discovered certain deviations from its accounting practices and policies which affected the Company's financial reporting at July 31, 1996 and the interim fiscal periods then ended. The Company subsequently made correcting entries and has implemented stringent initiatives designed to prevent a reoccurrance of such deviations. After giving effect to the correcting entries, the Company's total revenues, operating loss, net loss and loss per share-primary for the six months ended July 31, 1996 were $2,758,499; $1,275,349; $905,539; and $0.14, respectively. Shortly, the Company will file amended Forms 10-QSB for the affected periods with the Securities and Exchange Commission.

             In October, 1996, W. Brian Rodgers joined the Company as Chief Financial Officer replacing Lance C. McCord. Prior to joining the Company, Mr. Rodgers practiced for more than six years as a certified public accountant with BDO Seidman, LLP.

Item 6.    Exhibits and Reports on Form 8-K

           (a)       See Exhibit Index.

           (b) A report on Form 8-K/A dated June 28, 1996 reporting the acquisition of Magazine Marketing, Inc. was filed September 11, 1996.

                     FINANCIAL STATEMENTS FILED IN CONNECTION WITH FOREGOING REPORT

                     Balance sheet of Magazine Marketing, Inc. as of December 31, 1995 and the related statements of income and retained earnings and cash flows for the year then ended.

                     Balance sheet of Magazine Marketing, Inc. as of June 28, 1996 and the related statements of income and cash flows for the period January 1, 1996 through June 28, 1996.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE SOURCE COMPANY



Date  December 20, 1996                       /s/ W. Brian Rodgers
                                              -----------------------
                                              W. Brian Rodgers
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                        Description                      Page
-----------                        -----------                      ----

27                             Financial Data Schedule               23