Form 10QSB/A
period 1996-04-30
SOURCE CO
filed 1997-01-22
CIK 943605

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                              FOR THE QUARTER ENDED
                                 April 30, 1996



                         PART I - FINANCIAL INFORMATION


ITEM 1.      Financial Statements                                  Page

             Unaudited Balance Sheet as of April 30, 1996             3

             Unaudited Statements of Income for the three
             months ended April 30, 1996 and 1995                     5

             Unaudited Statements of Cash Flows for the three
             months ended April 30, 1996 and 1995                     6

             Notes to Financial Statements                            7

ITEM 2.      Management's Discussion and Analysis                    11


                           PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                        15

SIGNATURE PAGE                                                       16

EXHIBIT INDEX                                                        17

                               THE SOURCE COMPANY

                             Unaudited Balance Sheet

                                 April 30, 1996


Assets
Current
           Cash                                                    $ 1,073,570
           Receivables:
               Trade (net of allowance for doubtful
                 accounts of $82,824)                                3,848,179
               Income Taxes                                            165,700
               Related Parties                                          53,171
               Employees                                                 3,623
               Interest Receivable                                      21,498
               Notes Receivable - Officers                              83,749
           Prepaid Expenses                                            144,236
           Other current assets                                          1,665
-------------------------------------------------------------------------------
Total Current Assets                                                 5,395,391
-------------------------------------------------------------------------------
Office Equipment and Furniture                                       1,578,744
Less Accumulated Depreciation and Amortization                       1,035,201
-------------------------------------------------------------------------------
Net Office Equipment and Furniture                                     543,543
-------------------------------------------------------------------------------

Other Assets
           Notes Receivable - Officers                                 233,578
           Investment in limited partnership                            62,956
           Goodwill, net of accumulated amortization                    80,968
           Cash surrender value of life insurance                       71,618
           Other                                                        59,335
-------------------------------------------------------------------------------
Total Other Assets                                                     508,455
-------------------------------------------------------------------------------

TOTAL ASSETS                                                       $ 6,447,389
-------------------------------------------------------------------------------

                               THE SOURCE COMPANY

                             Unaudited Balance Sheet

                                 April 30, 1996


Liabilities and Stockholders' Equity
Current
     Note payable - bank (Note 3)                                  $ 1,807,715
     Accounts payable                                                   52,660
     Due to Retailers (Note 9)                                         195,026
     Accrued liabilities:
         Compensation                                                  306,186
         Other                                                         119,542
     Deferred income taxes                                             117,000
     Current maturities of long-term debt (Note 4)                      45,165
-------------------------------------------------------------------------------
Total Current Liabilities                                            2,643,294
-------------------------------------------------------------------------------
Long-term Debt (Note 4)                                                 71,787
     Less current maturities                                            45,165
-------------------------------------------------------------------------------
Total Long-term Debt                                                    26,622
-------------------------------------------------------------------------------
Deferred income taxes                                                  278,000
-------------------------------------------------------------------------------
Total Liabilities                                                    2,947,916
-------------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock (Note 7)                                              206
     Common stock                                                       63,824
     Additional paid-in-capital                                      2,928,747
     Retained Earnings                                                 506,696
-------------------------------------------------------------------------------
Total Stockholders' Equity                                           3,499,473
-------------------------------------------------------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 6,447,389
-------------------------------------------------------------------------------

                               THE SOURCE COMPANY

                         Unaudited Statements of Income

                                              Three Months Ended April 30,
                                             1996                      1995
                                          -------------------------------------

Commission Revenues                      $ 1,424,030               $ 1,757,385
Merchandise Revenues                          29,938                   275,252
-------------------------------------------------------------------------------
                                           1,453,968                 2,032,637
-------------------------------------------------------------------------------
Cost of Commission Revenues                1,204,838                   759,150
Cost of Merchandise Sold                           0                   171,592
-------------------------------------------------------------------------------
                                           1,204,838                   930,742
-------------------------------------------------------------------------------
Gross Profit                                 249,130                 1,101,895
Selling, General and Administrative
  Expense                                    876,902                   751,363
-------------------------------------------------------------------------------
Operating Income (Loss)                    (627,772)                   350,532
-------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                    8,956                     3,145
            Interest expense                (42,322)                  (23,669)
            Other                            (5,955)                   (1,898)
-------------------------------------------------------------------------------
Total Other Income (Expense)                (39,321)                  (22,422)
-------------------------------------------------------------------------------
Income (Loss) Before Income Taxes          (667,093)                   328,110
Provision for Income Taxes                   196,864                 (247,675)
-------------------------------------------------------------------------------
Net Income (Loss)                        $ (470,229)               $    80,435
-------------------------------------------------------------------------------
Earnings (Loss) per Share - Primary      $    (0.07)               $      0.02
-------------------------------------------------------------------------------
Weighted Average of Shares
   Outstanding - Primary                   6,379,900                 5,340,000
-------------------------------------------------------------------------------
Earnings (Loss) per Share - Fully
    Diluted                              $    (0.07)               $      0.02
-------------------------------------------------------------------------------
Weighted Average of Shares
   Outstanding - Fully Diluted             6,379,900                 5,340,000
-------------------------------------------------------------------------------

                               THE SOURCE COMPANY

                       Unaudited Statements of Cash Flows


                                                                                 Three Months Ended April 30,
                                                                           -----------------------------------------
                                                                                  1996                   1995

Operating Activities
     Net income (loss)                                                       $   (470,229)         $    80,435
     Adjustments to reconcile net cash
       provided by operating activities:
          Depreciation and amortization                                             44,566              34,396
          Provision for losses on accounts receivable                             (16,376)              34,683
          Impairment of investment in limited partnership                            5,000               5,000
          Write-off related party receivable                                             0              10,644
          Deferred income taxes                                                   (41,000)              58,000
          Changes in assets and liabilities:
              (Increase)/Decrease in accounts receivable                           327,263           (697,172)
              (Increase)/Decrease in other assets                                (307,540)           (107,551)
              Increase/(Decrease) in A/P and accrued expenses                    (525,698)             133,919
              Increase/(Decrease) in amounts due customers                         111,571
                                                                                                             0
---------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                                (872,443)           (447,646)
---------------------------------------------------------------------------------------------------------------

Investment Activities
     Loans to officers                                                            (54,034)                   0
     Repayments from related party                                                       0             240,240
     Collections from (advances to) employees                                        3,417             (3,000)
     Capital expenditures                                                         (53,559)            (37,575)
---------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Investing Activities                                  (104,176)             199,665
---------------------------------------------------------------------------------------------------------------

Financing Activities
     Issuance of common stock                                                       30,000                   0
     Issuance of preferred convertible stock                                     1,922,075                   0
     Principal payments on long-term debt                                         (19,714)            (29,603)
     Borrowings under short-term debt agreements                                   311,000             281,571
     Repayments under short-term debt agreements                                 (217,000)                   0
---------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                            2,026,361             251,968
---------------------------------------------------------------------------------------------------------------

Increase in Cash                                                                 1,049,742               3,987

Cash, beginning of period                                                           23,828             252,555
---------------------------------------------------------------------------------------------------------------

Cash, end of period                                                        $     1,073,570         $   256,542
---------------------------------------------------------------------------------------------------------------

                               THE SOURCE COMPANY

                    Notes to Financial Statements (Unaudited)


1.  Related Party
    Transactions            The Company purchases data processing  services from
                            an employment service company owned by certain officers of the Company. There were $109,867 and $40,712 of such purchases made during the three months ended April 30, 1996 and 1995, respectively.

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

                            The Company currently leases certain office space and has, in the past, leased an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were $46,575 and $45,750 for the three months ended April 30, 1996 and 1995, respectively. Amounts paid for the airplane were $0 and $22,063 for the three months ended April 30, 1996 and 1995, respectively.

                            Officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company which bear interest at the rate of 7.34% per annum and are payable in five equal annual installments.


2.  Notes
    Receivable              Officers

                            The notes receivable relate to advances to certain officers of the Company. The notes bear interest at 7.34% and are payable in five equal annual payments of $69,489 beginning April 1996. These notes are current and the Company is unaware of any circumstances that would negatively impact the collectibility of these notes.

                            Included in current notes receivable is $32,304 which was advanced to certain officers on a short-term basis and is scheduled to be repaid in the following quarter.

                            Other

                            The Company had a $120,000 unsecured non-interest bearing note from a non-affiliated company which required quarterly installments of $6,000 through June 2000. The note was stated net of discount of $27,454 which was computed using a 10% imputed interest rate. On March 31, 1996, the debtor defaulted on the note. Based on the financial condition of the debtor, the note was written off resulting in a charge to selling, general and administrative expenses during the year ended January 31, 1996 of $92,063.


3.  Notes Payable           The  Company has a  revolving  loan credit  facility
                            providing for aggregate borrowings of $4,000,000 scheduled to expire on July 1, 1997. Borrowings under the loans bear interest at the bank's prime plus 1% (effectively 9.25% at April 30, 1996) and are secured by an assignment of interest in the limited partnership investment, personal guarantees of certain of the stockholders of the Company, and a security agreement including equipment, fixtures, personal property, accounts receivable, contract rights, notes and general intangibles. Borrowings under the revolving credit facility at April 30, 1996 were $1,807,715.


4.   Long-term
     Debt                   Long-term debt consists of: Debt
                            Note payable to bank, $3,950 per
                            month   including   interest  at
                            bank's   prime   rate  plus  .5%
                            (effectively    8.75%)   through
                            October 1996,  collateralized by
                            equipment                                   $ 23,337

                            Obligations under capital lease               48,450
                            ----------------------------------------------------
                            Total Long-term Debt                          71,787

                            Less Current Maturities                       45,165
                            ----------------------------------------------------

                            Long-term Debt                             $  26,622
                            ----------------------------------------------------


5.  Supplemental

                            Supplemental information on interest and income taxes paid is as follows:

                            Three  Months Ended April 30,    1996         1995
                            ----------------------------------------------------

                            Interest                      $ 41,000     $  23,000

                            Income Taxes                  $222,000     $  91,000
                            ----------------------------------------------------

6.  Business                Acquisition of the Company by Periodico, Inc.
    Combinations
                            On May 1, 1995,  Periodico,  Inc.  (formerly  Garner
                            Investments, Inc.) acquired the Company through an exchange of stock. Periodico then changed its name to The Source Company.

                            Since Periodico had no significant assets or operations at the transaction date, the transaction was accounted for as an issuance of 959,389 shares of common stock by the Company in exchange for the net assets of Periodico, which were recorded at Periodico's cost basis and amounted to $0 at the transaction date. The pre-transaction date financial statements of the combined entity are those of the Company.

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

                            During March 1996, the Company issued 20,000 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share. Brokers' fees totaling $120,000 were incurred in connection with the stock issuances of which $60,000 was paid in cash and $60,000 was paid by issuance of an additional 600 shares of preferred stock.

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


8.  Advance Pay Program     The Company has  established an Advance Pay Program.
                            Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments.
                            The claims otherwise due the retailer become due the Company. Included in trade receivables at April 30, 1996 is $485,946 due the Company under the Advance
                            Pay Program (net of $1,851,460 due the program participants). Income from the program was $276,733 during the three months ended April 30, 1996 and was not material in 1995.


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


10.  Unaudited              In  the  opinion  of   management,   the   unaudited
     Financial              financial information as of April 30, 1996 contained
     Statements             herein reflects all adjustments  (consisting only of
                            normal  recurring  adjustments)  necessary to fairly
                            present  such   information   in   accordance   with
                            generally  accepted   accounting   principles.   The
                            results of  operations  for the three  months  ended
                            April 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


Overview

         The Company provides monitoring, documentation and collection services required to obtain single copy magazine sales incentive payments available from magazine publishers to magazine and periodical retailers. The Company has developed a contractual relationship with approximately 50,000 mass merchandise, grocery and pharmacy stores located throughout the United States and in eastern Canada under which it provides such services and related merchandising services on a frequent basis, in many cases daily, and holds power of attorney from its retailer clients to collect incentive payments from publishers. To further expand its presence in the upper midwest and increase the number of its mid-sized chain retailer clients, in June of 1995 the Company acquired all of the business and assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc., both of Chicago Heights, Illinois, in exchange for the issuance of an aggregate of 300,000 shares of common stock.

         A majority of the Company's revenues are derived from commissions earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most such incentive payment programs offer the retailer a cash rebate equal to a percentage of the retailer's actual net sales of the publisher's titles which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publishers quarterly based on actual net sales of the publishers' titles recorded in the previous calendar quarter. Except in connection with its expanded Advance Pay Program, the Company does not guarantee to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments.

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


Results of Operations

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenue:

                                                       Three Months
                                                      Ended April 30,
                                                    1996           1995
                                                    ----           ----

Commission Revenues                                 97.9%         86.5%

Merchandise Revenues                                 2.1%         13.5%

Total Revenue                                      100.0%        100.0%

Cost of Commission Revenues                         82.9%         37.3%

Cost of Merchandise Sold                             0.0%          8.4%

Gross Profit                                        17.1%         54.3%

Selling, General & Administrative Expenses          60.3%         37.0%

Operating Income                                  (43.2)%         17.3%

Interest Expense, Net                              (2.3)%        (1.0)%

Other Income/(Expense), Net                        (0.4)%        (0.1)%

Earnings Before Income Taxes                      (45.9)%         16.2%

Net Income                                        (32.3)%          4.0%



Commission Revenues

          Commission Revenues decreased $333,000 from the comparable period of Fiscal 1996 primarily resulting from a decrease in space design revenues of $346,000. Space design revenues are recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control.

         Recently, many wholesalers were purchased by or merged with other wholesalers. These consolidations made it difficult, if not impossible, at times to gather sales data. This activity, combined with the Company's own internal consolidation of the operations of the once separate entities now comprising the Company, caused the process of filing claims to fall behind schedule which resulted in less commission revenue than expected during the quarter ended April 30, 1996. Despite these factors, commission revenues from the Advance Pay Program grew $167,000 as a result of significant increased retailer participation. Commission revenue on claims which would have been substantially completed had it not been for these factors will be recognized in future quarters.


Merchandise Revenues

         Merchandise Revenues decreased $245,000. The decrease was primarily the result of the discontinuation of time specific programs with Walgreens and Kmart that expired prior to January 31, 1996. Such decreases are expected to continue as a result of management's decision to de-emphasize this portion of its business.


Cost of Commission Revenues

         The Cost of Commission Revenues increased approximately $446,000. These increases were primarily the result of the Company's effort to more precisely identify and reclassify categories of costs as direct costs of commission revenues. Costs of producing commission revenues are inelastic and, therefore, are not directly proportional to revenue.


Selling, General and Administrative Expense

         As discussed above, the Company has reclassified certain categories of costs as direct costs of commission revenues. Thus, certain costs included in selling, general and administrative expense during the prior periods are now classified as direct costs of commission revenues.

         Selling, General and Administrative Expense plus Cost of Commission Revenues (or "total costs") increased $571,000. Wages accounted for $230,000 of the increase. New hires comprised approximately $90,000 of this increase, while the balance of the increase was the result of raises and bonuses. Bad debt expense increased approximately $152,000. Accounting and legal expenses increased $71,000. Rent, telephone and utilities have increased $44,000 as a result of adding regional offices in Canada and California. Insurance costs increased $42,000 resulting from increases in premiums due to the addition of equipment and personnel. Contract labor, data entry costs and consulting fees increased $41,000 in connection with the consolidation of the operations of the once separate entities now comprising the Company.


Interest Expense

         Interest  expense  increased   $19,000  due  to  increased   borrowings
necessary to fund the Advance Pay Program.


Provision for Income Taxes

         The Provision for Income Taxes differs from the statutory rate due to non-deductible meals and entertainment, officers' life insurance, country club dues, and auto lease expense.


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

         Net cash used by operating activities was approximately $872,000 during the quarter ended April 30, 1996 compared to approximately $448,000 for the same period in 1995. Cash advanced under the Advance Pay Program increased approximately $308,000 and cash used to pay wages increased approximately $268,000. The average collection period for the three months ended April 30, 1996 was 247.8 days (calculated as follows: 365 days/(Revenues/Average A/R)) compared to 114.0 days for the three month period ended April 30, 1995. The primary factor contributing to the decrease in accounts receivable turnover was a delay in filing claims caused by wholesaler consolidation and by internal consolidation of operations of the once separate entities that now comprise the Company.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At April 30, 1996 the Company had no outstanding material commitments for capital expenditures.

         The Company has an agreement with Boatmen's Bank of St. Louis, N.A. ("Boatmen's") providing for two separate revolving loans aggregating $4,000,000. All borrowings under the agreement mature on July 1, 1997. Borrowings under the agreement bear interest at an annual rate equal to the Boatmen's Corporate Base Rate plus 1% (9.25% at April 30, 1996) and are secured by substantially all of the assets of the Company as well as the personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses.

         The first of these loans is a working capital facility based on eligible Accounts Receivable of the Company. The second facility is reserved to fund the Company's Advance Pay Program. Under this facility the Company is able to borrow up to $2,500,000 based on a percentage of its accounts receivable derived from the Advance Pay Program.

         On February 28, 1996, the Company sold 8,000 shares of its common stock in a private transaction in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction resulted in net proceeds to the Company of $30,000.

          During March 1996, the Company sold an aggregate of 20,000 of its 1996 Series 7% Convertible Preferred Stock, $0.01 par value per share (the "preferred stock"), in a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended. The preferred stock was sold for an aggregate purchase price of $2,000,000, resulting in net cash proceeds to the Company of $1,922,075 after deducting commissions and expenses of $77,925. Additional broker fees of $60,000 were paid through the issuance of another 600 shares of preferred stock.

         From time to time, the Company has made cash advances to the Company's Chief Executive Officer totaling $270,675 at April 30, 1996. The Company has made similar advances to the Company's Executive Vice President totaling $14,618 at April 30, 1996. Such advances are evidenced by promissory notes, bear interest at the rate of 7.34%, and are payable in five equal annual installments. Additionally, during this quarter, short-term advances were made to the Company's Chief Executive Officer and Chief Operating Officer totaling $32,304. This amount is scheduled to be repaid in the following quarter. The Company also made advances to FMG, Inc., a North Carolina corporation in which Company officers hold a controlling interest. Such advances bear interest at an annual rate equal to prime plus one-half percent and had a balance at April 30, 1996 of $53,171. Each of the related parties which are indebted to the Company are current with respect to all payments of principal and interest, and the Company is unaware of any circumstances which are reasonably likely to negatively impact the collectibility of such indebtedness.

         At April 30, 1996, the Company's total long-term debt obligations were $71,787 of which $45,165 is due in the next twelve months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

                                     PART II
                                OTHER INFORMATION

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


                                          THE SOURCE COMPANY



Date:  January 22, 1997                   /s/ W. Brian Rodgers
                                          --------------------
                                          W. Brian Rodgers
                                          Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                  Description                               Page
-----------                  -----------                               ----

27                           Amended Financial Data Schedule            18