Form 10QSB/A
period 1996-07-31
SOURCE CO
filed 1997-01-22
CIK 943605

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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,809,689 (as of July 31,
1996)

         Transitional Small Business Disclosure Format (check one):
Yes_________ No     X

                               THE SOURCE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                  July 31, 1996



                         PART I - FINANCIAL INFORMATION


ITEM 1.           Financial Statements                                   Page

                  Unaudited Balance Sheet as of July 31, 1996             3

                  Unaudited Statements of Income for the three
                  months ended July 31, 1996 and 1995 and for the
                  six months ended July 31, 1996 and 1995                 5

                  Unaudited Statements of Cash Flows for the six
                  months ended July 31, 1996 and 1995                     6

                  Notes to Financial Statements                           7

ITEM 2.           Management's Discussion and Analysis                   13


                           PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                       18

SIGNATURE PAGE                                                           19

EXHIBIT INDEX                                                            20

                               THE SOURCE COMPANY

                             Unaudited Balance Sheet

                                  July 31, 1996


Assets
Current
     Cash                                                    $    559,347
     Receivables:
            Trade (net of allowance for doubtful
              accounts of $63,806)                              5,414,973
            Income Taxes                                          401,000
            Related Parties                                        31,171
            Employees                                               4,280
            Interest Receivable                                     6,792
            Notes Receivable - Officers                            58,395
     Prepaid Expenses                                             179,742
     Other current assets                                           1,627
--------------------------------------------------------------------------
Total Current Assets                                            6,657,327
--------------------------------------------------------------------------
Office Equipment and Furniture                                  1,648,414
Less Accumulated Depreciation and Amortization                  1,082,312
--------------------------------------------------------------------------
Net Office Equipment and Furniture                                566,102
--------------------------------------------------------------------------

Other Assets
     Notes Receivable - Officers                                  175,183
     Investment in limited partnership                             57,956
     Goodwill, net of accumulated amortization                     79,273
     Unallocated purchase price of acquisitions                   990,097
     Cash surrender value of life insurance                        71,618
     Other                                                         56,747
--------------------------------------------------------------------------
Total Other Assets                                              1,430,874
--------------------------------------------------------------------------

TOTAL ASSETS                                                 $  8,654,303
--------------------------------------------------------------------------

                               THE SOURCE COMPANY
                             Unaudited Balance Sheet
                                  July 31, 1996


Liabilities and Stockholders' Equity
Current
     Note payable - bank (Note 3)                            $  3,464,715
     Accounts payable                                             144,898
     Due to Retailers (Note 9)                                     85,553
     Accrued liabilities:
         Compensation                                             254,827
         Other                                                    138,979
     Deferred income taxes                                        124,000
     Current maturities of long-term debt (Note 4)                164,531
--------------------------------------------------------------------------
Total Current Liabilities                                       4,377,503
--------------------------------------------------------------------------
Long-term Debt (Note 4)                                           384,349
     Less current maturities                                      164,531
--------------------------------------------------------------------------
Total Long-term Debt                                              219,818
--------------------------------------------------------------------------
Deferred income taxes                                             239,000
--------------------------------------------------------------------------
Total Liabilities                                               4,836,321
--------------------------------------------------------------------------

Redeemable Common Stock
     211,245 Shares Issued and Outstanding                        753,820
--------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock (Note 7)                                         129
     Common stock                                                  68,097
     Additional paid-in-capital                                 2,924,551
     Retained Earnings                                             71,385
--------------------------------------------------------------------------
Total Stockholders' Equity                                      3,064,162
--------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE COMMON
      STOCK & STOCKHOLDERS' EQUITY                           $  8,654,303
--------------------------------------------------------------------------

                               THE SOURCE COMPANY

                         Unaudited Statements of Income

                                               Three Months Ended July 31,            Six Months Ended July 31,
                                                 1996               1995               1996               1995
                                             ---------------------------------     ---------------------------------

Commission Revenues                       $     1,209,928    $      1,820,519    $    2,633,958     $     3,577,904
Merchandise Revenues                               94,602              67,280           124,540             342,532
--------------------------------------------------------------------------------------------------------------------
                                                1,304,530           1,887,799         2,758,498           3,920,436
--------------------------------------------------------------------------------------------------------------------
Cost of Commission Revenues                     1,146,254             797,034         2,351,092           1,556,184
Cost of Merchandise Sold                           11,254               4,550            11,254             176,142
--------------------------------------------------------------------------------------------------------------------
                                                1,157,508             801,584         2,362,346           1,732,326
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                      147,022           1,086,215           396,152           2,188,110
 Selling, General and Administrative
  Expense                                         794,600              795,408         1,671,502          1,546,771
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                         (647,578)              290,807       (1,275,350)            641,339
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                         7,284                5,336            16,240              8,481
            Interest expense                     (71,856)             (23,512)         (114,178)           (47,181)
            Other                                 (4,760)             (21,228)          (10,715)           (23,126)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                     (69,332)             (39,404)         (108,653)           (61,826)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes               (716,910)              251,403       (1,384,003)            579,513
Provision for Income Taxes                        281,599             (95,677)           478,463          (343,352)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $     (435,311)    $         155,726   $     (905,540)    $       236,161
--------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Share - Primary       $        (0.07)    $            0.02   $        (0.14)    $          0.04
--------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares
   Outstanding - Primary                        6,546,092            6,299,389         6,463,909          6,299,389
--------------------------------------------------------------------------------------------------------------------
 Earnings (Loss) per Share - Fully
    Diluted                               $        (0.07)            N/A         $        (0.14)           N/A
--------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares
   Outstanding - Fully Diluted                  6,546,092            N/A               6,463,909           N/A
--------------------------------------------------------------------------------------------------------------------

                               THE SOURCE COMPANY

                       Unaudited Statements of Cash Flows



                                                                                Six Months Ended July 31,
                                                                        ------------------------------------------
                                                                               1996                     1995

Operating Activities
     Net income (loss)                                                  $      (905,540)         $        236,161
     Adjustments to reconcile net cash
       provided by operating activities:
          Depreciation and amortization                                           98,812                   73,994
          Provision for losses on accounts receivable                           (35,394)                   60,779
          Impairment of investments in limited partnership                        10,000                   10,000
          Write-off related party receivable                                           0                   10,644
          Deferred income taxes                                                (114,191)                 (27,000)
          Changes in assets and liabilities:
              (Increase)/Decrease in accounts receivable                       (975,001)                (808,988)
              (Increase)/Decrease in other assets                              (557,556)                (272,328)
              Increase/(Decrease) in A/P and accrued expenses                  (573,797)
                                                                                                           94,118
              Increase/(Decrease) in amounts due customers                         2,098                  (3,000)
------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                            (3,050,569)                (625,620)
------------------------------------------------------------------------------------------------------------------

Investment Activities
     Acquisition of Magazine Marketing, Inc.                                   (275,000)                        0
     Repayments on Notes Receivable                                               29,715                        0
     Repayments from related party                                                22,000                  240,240
     (Advances to) collections from employees                                      2,760                  (3,000)
     Capital expenditures                                                      (115,360)                 (62,024)
------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Investing Activities                                (335,885)                  175,216
------------------------------------------------------------------------------------------------------------------

Financing Activities
     Issuance of Common Stock                                                     30,000                        0
     Issuance of preferred convertible stock                                   1,922,075                        0
     Borrowings under long-term debt agreements                                  281,318                        0
     Principal payments on long-term debt                                       (62,420)                        0
     Borrowings under short-term debt agreements                               2,076,000                  395,501
     Repayments under short-term debt agreements                               (325,000)                (156,891)
------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                          3,921,973                  238,610
------------------------------------------------------------------------------------------------------------------

Increase/(Decrease) in Cash                                                      535,519                (211,794)

Cash, beginning of period                                                         23,828                  252,555
------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                     $        559,347         $         40,761
------------------------------------------------------------------------------------------------------------------

                                    THE SOURCE COMPANY

                    Notes to Financial Statements (Unaudited)



1.  Related Party
    Transactions           The Company  purchases data processing  services from
                           an  employment   service  company  owned  by  certain
                           officers of the Company. There were $174,345 and $116,988 of such purchases made during the six months ended July 31, 1996 and 1995, respectively.

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

                           The Company currently leases certain office space and has, in the past, leased an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were $94,783 and $73,500 for the six months ended July 31, 1996 and 1995, respectively. Amounts paid for the airplane were $0 and $37,204 for the six months ended July 31, 1996 and 1995, respectively.

                           Certain officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amount of $233,578. Such notes bear interest at the rate of 7.34% per annum and are payable in five equal annual installments.


2.  Notes                  Officers
    Receivable
                           The notes  receivable  relate to  advances to certain
                           officers of the Company.  The notes bear  interest at
                           7.34% and are payable in five equal  annual  payments
                           of $69,489  which began  April 1996.  These notes are
                           current   and  the   Company   is   unaware   of  any
                           circumstances   that  would  negatively   impact  the
                           collectibility of these notes.

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


3.  Notes Payable          The  Company has a  revolving  loan  credit  facility
                           providing  for  aggregate  borrowings  of  $5,000,000
                           scheduled to expire on July 1, 1997. Borrowings under
                           the loans bear  interest at the bank's  prime plus 1%
                           (effectively  9.25% at July 31, 1996) and are secured
                           by  an   assignment   of   interest  in  the  limited
                           partnership   investment,   personal   guarantees  of
                           certain of the  stockholders  of the  Company,  and a
                           security  agreement  including  equipment,  fixtures,
                           personal  property,  accounts  receivable,   contract
                           rights, notes and general intangibles. Borrowings under the revolving credit facility at July 31, 1996 were $3,464,715.


4.  Long-term
    Debt                   Long-term debt consists of:

                           Note payable to bank,  $3,950 per
                           month   including   interest   at
                           bank's   prime   rate   plus  .5%
                           (effectively    8.75%)    through
                           October 1996,  collateralized  by
                           equipment                                    $ 11,995

                           Note   payable   to   stockholder
                           (former    owner   of    Magazine
                           Marketing,   Inc.),  non-interest
                           bearing,    payable    in   eight
                           quarterly     installments     of
                           $10,000,  discounted based on the
                           Company's   effective   borrowing
                           rate                                           63,950

                           Term  note   payable  in  monthly
                           installments   of   $7,639   plus
                           interest  at the bank's  coporate
                           base  rate  plus 1%,  due June 1,
                           1999                                          259,720

                           Obligations  under  capital lease              48,684
                           -----------------------------------------------------
                           Total Long-term Debt                          384,349

                           Less Current Maturities                       164,531
                           -----------------------------------------------------

                           Long-term Debt                               $219,818
                           -----------------------------------------------------

5.  Supplemental           Supplemental information on interest and income taxes
    Cash Flow              paid is as follows:
    Information

                           Six Months Ended July 31,      1996         1995
                           -----------------------------------------------------

                                     Interest         $ 112,000      $  47,000

                                     Income Taxes     $ 286,000      $ 343,000
                           -----------------------------------------------------


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

                           The following schedule reflects pro forma statements of income:

                           Six Months Ended July 31,     1996           1995
                           -----------------------------------------------------

                           Revenue                      $2,995,433   $4,371,347
                           Net income (loss)            $(883,911)   $  278,188
                           Net income (loss) per share  $   (0.14)   $     0.04
                           -----------------------------------------------------

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


8.  Advance Pay Program    The Company has  established  an Advance Pay Program.
                           Under this  program  the  Company  advances an agreed
                           upon percentage of the incentive  payments  otherwise
                           due  the  retailer  from  magazine   publishers  upon
                           quarterly submission of claims for such payments. The
                           claims  otherwise  due the  retailer  become  due the
                           Company.  Included in trade  receivables  at July 31,
                           1996 is $1,394,764  due the Company under the Advance
                           Pay  Program  (net  of  $1,364,807  due  the  program
                           participants).  Income from the program was  $482,598
                           during the six months ended July 31, 1996 and was not material in 1995.

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


10.  Unaudited
     Financial
     Statements            In the opinion of management, the unaudited financial
                           information  as of July  31,  1996  contained  herein
                           reflects all adjustments  (consisting  only of normal
                           recurring  adjustments)  necessary to fairly  present
                           such   information   in  accordance   with  generally
                           accepted  accounting   principles.   The  results  of
                           operations for the six months ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

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


Results of Operations

          The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenue:

                                                   Three Months                     Six Months
                                                  Ended July 31,                 Ended July 31,
                                                  --------------                 --------------
                                              1996              1995          1996               1995
                                              ----              ----          ----               ----

Commission Revenues                           92.7%             96.4%        95.5%               91.3%

Merchandise Revenues                           7.3%              3.6%         4.5%                8.7%

Total Revenue                                100.0%            100.0%       100.0%              100.0%

Cost of Commission Revenues                   87.9%             42.3%        85.2%               39.7%

Cost of Merchandise Sold                       0.8%              0.2%         0.4%                4.5%

Gross Profit                                  11.3%             57.5%        14.4%               55.8%

Selling, General &
  Administrative Expenses                     60.9%             42.1%        60.6%               39.4%

Operating Income                            (49.6)%             15.4%      (46.2)%               16.4%

Interest Expense, Net                        (4.9)%            (1.0)%       (3.6)%              (1.0)%

Other Income/(Expense), Net                  (0.4)%            (1.1)%       (0.4)%              (0.6)%

Earnings Before Income
  Taxes                                     (55.0)%             13.3%      (50.2)%               14.8%

Net Income                                  (33.4)%              8.2%      (32.8)%                6.0%


Commission Revenues

          Commission Revenues decreased $611,000 for the quarter ended July 31, 1996 compared to the quarter ended July 31, 1995 primarily due to magazine wholesaler consolidation and the internal consolidation of the operations of the once separate entities now comprising the Company. Recently, many wholesalers were purchased or merged with other wholesalers. These consolidations made it difficult, if not impossible, at times to gather sales data. These factors caused the process of filing claims to fall behind schedule which resulted in less commission revenue than expected during the quarter ended July 31, 1996. Commission revenue on claims which would have been substantially completed had it not been for these factors is expected to be recognized during the third quarter.

         Commission Revenues decreased $944,000 for the six months ended July 31, 1996 compared to the six months ended July 31, 1996. This decrease is largely comprised of a $913,000 decrease in commission revenues from standard agreements, a $350,000 decrease in space design revenues, and a $323,000 increase in commission revenues from the Advance Pay Program. The decrease in commission revenues from standard agreements is due to the factors noted in the previous paragraph, and space design revenues are recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control.


Merchandise Revenues

          Although Merchandise Revenues increased slightly for the three months ended July 31, 1996 over the same period in the prior year, Merchandise Revenues decreased $218,000 for the six months ended July 31, 1996 over the same period in the prior year. Such decreases are expected to continue as a result of management's decision to de-emphasize this portion of its business.


Cost of Commission Revenues

          The Cost of Commission Revenues increased approximately $349,000 and $795,000 for the three month period compared to the same period in the prior year and the six month period compared to the same period in the prior year, respectively. These increases were primarily the result of the Company's effort to more precisely identify and reclassify categories of costs as direct costs of commission revenues. Costs of producing commission revenues are inelastic and, therefore, are not directly proportional to revenue.


Selling, General and Administrative Expense

          As discussed above, the Company has reclassified certain categories of costs as direct costs of commission revenues. Thus, certain costs included in selling, general and administrative expense during the prior periods are now classified as direct costs of commission revenues.

          Selling, General and Administrative Expense plus Cost of Commission Revenues (or "total costs") for the six month period increased $920,000 over the comparable period in the prior year. Wages accounted for $490,000 of the increase. New hires, including personnel formerly employed by Magazine Marketing, Inc., comprised approximately $200,000 of this increase, while the balance of the increase was the result of raises and bonuses. Bad debt expense increased approximately $133,000. Accounting and legal expenses increased
$110,000. Rent, telephone and utilities have increased $75,000 as a direct result of expanding the square footage rented in North Carolina and adding regional offices in Canada, Arizona and California. Insurance costs increased $63,000 resulting from increases in premiums due to the addition of equipment and personnel. Computer hardware and software acquisitions combined with equipment and furniture acquisitions related to the additional regional offices contributed to a $19,000 increase in depreciation expense. Auto lease expense increased $15,000 resulting from the addition of several leased automobiles.

          The total costs for the second quarter increased $348,000 over the second quarter of the prior year. Wages accounted for $262,000 of the increase. New hires comprised approximately $110,000 of this increase, while the balance of the increase was the result of raises and bonuses. Accounting and legal expenses increased $40,000. Insurance costs increased $30,000 resulting from increases in premiums due to the addition of equipment and personnel. Rent, telephone and utilities increased $28,000 as a result of expanding the square footage rented in North Carolina and adding regional offices in Canada, Arizona, and California.


Interest Expense

          Interest expense for the second quarter and the six month period increased $48,000 and $67,000, respectively, over the comparable periods in the prior year. This increase is due primarily to the increased borrowings necessary to fund the Advance Pay Program.


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

          Net cash used by operating activities was approximately $3,051,000 for the six months ended July 31, 1996 compared to approximately $626,000 for the same period in 1995. Cash advanced under the Advance Pay Program increased approximately $2,318,000 and cash used to pay wages increased approximately $335,000. The average collection period for the six months ended July 31, 1996 was 314.1 days (calculated as follows: 365 days/(Revenues/Average A/R)) compared to 119.2 days for the six month period ended July 31, 1995. The primary factor contributing to the decrease in accounts receivable turnover was a delay in filing claims caused by wholesaler consolidation and by internal consolidation of operations of the once separate entities that now comprise the Company.

          The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At July 31, 1996 the Company had no outstanding material commitments for capital expenditures.

          The Company has an agreement with Boatmen's Bank of St. Louis, N.A. ("Boatmen's") providing for two separate revolving loans aggregating $5,000,000. All borrowings under the agreement mature on July 1, 1997. Borrowings under the agreement bear interest at an annual rate equal to the Boatmen's Corporate Base Rate plus 1% (9.25% at July 31, 1996) and are secured by substantially all of the assets of the Company as well as the personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses.

          The first of these loans is a working capital facility based on eligible Accounts Receivable of the Company. The second facility is reserved to fund the Company's Advance Pay Program. Under this facility the Company is able to borrow up to $3,000,000 based on a percentage of its accounts receivable derived from the Advance Pay Program.

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

          From time to time, the Company has made cash advances to the Company's Chief Executive Officer totaling $221,485 at July 31, 1996. The Company has made similar advances to the Company's Executive Vice President totaling $12,093 at July 31, 1996. Such advances are evidenced by promissory notes, bear interest at the rate of 7.34%, and are payable in four remaining equal annual installments. The Company also made advances to FMG, Inc., a North Carolina corporation in which Company officers hold a controlling interest. Such advances bore interest at an annual rate equal to prime plus one-half percent and had a balance at July 31, 1996 of $31,171. Each of the related parties which are indebted to the Company are current with respect to all payments of principal and interest, and the Company is unaware of any circumstances which are reasonably likely to negatively impact the collectibility of such indebtedness.

          At July 31, 1996, the Company's total long-term debt obligations were $384,349, of which $164,531 is due in the next twelve months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      See Exhibit Index.

(b) A report on Form 8-K dated June 28, 1996 reporting the acquisition of Magazine Marketing, Inc. was filed July 10, 1996.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE SOURCE COMPANY



Date:  January 22, 1997                 /s/ W. Brian Rodgers
                                        ----------------------------------
                                        W. Brian Rodgers
                                        Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.             Description                                     Page
-----------             -----------                                     ----

27                      Amended Financial Data Schedule                  21