Form 10QSB/A
period 1996-10-31
SOURCE CO
filed 1997-04-18
CIK 943605

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,041,478 (as of November 27, 1996)


          Traditional Small Business Disclosure Format (check one):
Yes    No X

                               THE SOURCE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                              FOR THE QUARTER ENDED
                                October 31, 1996


                           PART II - OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders

SIGNATURE PAGE

                                     PART II
                                OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Stockholders of the Company was held on September 26, 1996. Of the 6,623,103 shares entitled to vote at such meeting, 3,571,370 shares were present at the meeting in person or by proxy.

         (b) The individuals listed below were elected as Directors of the Company, and, with respect to each Director, the number of shares voted for and withheld were as follows:

                                                Number of Shares Voted
                  Names of Nominees              For         Withheld
                  -----------------              ---         --------

                  Aron Katzman                3,570,870         500
                  Randall Minix               3,570,870         500


                  The individuals listed below will continue in office as Directors of the Company after the meeting until their term of office expires.

                  Names of Directors               Term Expiration Date
                  ------------------               --------------------

                  Timothy A. Braswell                     1997
                  Harry L. "Terry" Franc                  1997
                  S. Leslie Flegel                        1998
                  William H. Lee                          1998

         (c) The Source Company's 1995 Incentive Stock Option Plan (the "1995 Plan") was adopted. The 1995 Plan is designed to provide additional incentives for officers and other key employees of the Company to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The number of shares voted for, against and withheld were as follows:

                    For                 Against                Withheld
                    ---                 -------                --------

                  3,570,670               500                      0

            There were no broker non-votes regarding the election of officers or the adoption of the 1995 Plan.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE SOURCE COMPANY



Date  April 18, 1997                 By: /s/ W. Brian Rodgers
                                            --------------------
                                            W. Brian Rodgers
                                            Chief Financial Officer