Form 10KSB
period 1997-01-31
SOURCE CO
filed 1997-04-30
CIK 943605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the fiscal year ended January 31, 1997.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the transition period from _____________ to ______________.

Commission file number 0-26238

                               THE SOURCE COMPANY
                 (Name of Small Business Issuer in its Charter)

             Missouri                                   43-1710906
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

       11644 Lilburn Park Road
         St. Louis, Missouri                              63146
(Address of Principal Executive Offices)               (Zip Code)

                                 (314) 995-9040
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act: Common Stock $0.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year are $7,298,447.

At March 31,  1997,  the  aggregate  market  value of the  voting  stock held by non-affiliates of The Source Company (the "Company") was approximately $5,715,304, based on the closing bid price of the Common Stock reported by the Nasdaq SmallCap Market on March 31, 1997. At March 31, 1997, the Company had outstanding 7,049,199 shares of Common Stock.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
ITEM 1.  Description of Business

ITEM 2.  Description of Property

ITEM 3.  Legal Proceedings

ITEM 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.  Financial Statements

ITEM 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Form 8-K

The information contained in this Form 10-KSB includes statements regarding matters which are not historical facts (including statements as to The Source Company's (the "Company") plans, beliefs or expectations) which are forward-looking statements within the meaning of the federal securities law. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Sections captioned "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Relationships and Related Transactions," those discussed in Exhibit 99.1 and those discussed in the Company's Form 10-SB/A filed with the Securities and Exchange Commission on January 17, 1996.

                                     PART I

Item 1.  Description of Business.

         The Source Company (the "Company") provides monitoring, documentation and collection services required to obtain single copy magazine sales incentive payments available from magazine publishers to magazine and periodical retailers. The Company provides these services to approximately 50,000 mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and in eastern Canada. It provides such services and related merchandising services on a frequent basis, in many cases daily, and holds power of attorney from its retailer clients to collect incentive payments from publishers. The Company's integrated software system is designed to efficiently and accurately monitor sales of low-cost, high volume consumer products, allowing the Company's retailer clients to maximize sales incentive payments offered by publishers and optimize the effectiveness of their marketing effort. While the Company's software system was developed to aid retailers in the merchandising of the more than 3,500 published magazine titles and the collection of sales incentive payments, it has been used in connection with integrated magazine and confections displays and is adaptable for use in connection with most other consumer products, including high volume items such as soft drinks and batteries. The Company has approximately 640 clients (operating approximately 50,000 stores), many of which are among the country's largest mass merchandise and grocery retailers.

Formation of the Company

         The Company is a Missouri corporation which was organized and commenced operations in 1995. The Company was formed to effect the combination of various separate but compatible business entities.

Business Strategy

         The Company has adopted a multi-faceted business strategy to achieve its sales and profitability objectives, which consists of the following key elements:

         Increase Sales by Expanding Market. The Company intends to increasingly expand its business activities beyond those markets and geographic regions in which it is presently engaged. Management believes that many of its currently offered services may be of value to retailers outside the United States. Accordingly, the Company has established relationships with several Canadian retailers and may explore opportunities to solicit new clients in certain European countries.

         Aggressive Marketing of Additional Services to Existing Client Base. Based on discussions with its clients, requests from clients for services, and management's analysis of the retailing and product distribution industries, the Company believes that many of its existing clients could benefit from additional services presently offered or under development by the Company. In accordance with applicable accounting principles, however, the Company has not recorded any research and development expenses during the two most recently concluded fiscal years. The Company intends to develop, introduce and aggressively market programs and services to its client base, including:

                  (i) a uniform product code (UPC) program designed to assist retailers in implementing price changes and collecting and reporting information concerning sales and inventory of magazines and other product categories which contain a large number of stock keeping units
         (SKUs) and are subject to frequent changes in price, such as confections and greeting cards. As currently envisioned, subscribers to the Company's UPC program will receive frequent, on-line updating of product information collected by the Company directly from the product manufacturer. In addition, subscribers will receive reports generated by the Company from data received by the Company through a computer link to the retailers' check out systems; and

                  (ii) an incentive rebate, advance payment program which would enable clients possessing the necessary point of sale computer systems to receive advances equal to the discounted amounts of the incentive payments otherwise due to the retailer from magazine publishers upon quarterly submission and processing of claims for such payments.

         Acquisition of Complementary Businesses and Technologies. The Company actively explores opportunities to acquire businesses and technologies that address additional services or products, market segments or geographic regions in which the Company is not currently active and which would allow the Company to expand the services offered to its clients, or its ability to support existing or planned services.

The Magazine Industry

         Based on its knowledge of the industry and discussions with magazine publishers and retailers, management of the Company believes that magazine publishers are placing an increasing degree of importance on revenues derived from single copy newsstand sales and that the emphasis placed on single copy sales by publishers will continue to increase as: (i) mailing costs continue to rise with respect to subscription distribution; and (ii) magazine advertisers continue to value the increased target market accuracy achieved through single copy sales.

         The distribution of the approximately 3,500 magazine titles currently published for single copy sales on a national basis is dominated by six national distributors, which distribute to over 200 local independent distributors, which in turn supply copies to magazine retailers. Although the nature of the businesses in which magazine retailers are engaged is wide ranging, the largest volume of single copy sales historically is achieved by grocery retailers and mass merchandise stores. The primary function of the retailer is the display of available titles in two store locations, at a dedicated section called a "mainline display" and at displays located within the merchandise checkout area. Because magazines are frequently purchased on impulse, publishers increasingly compete for display spaces, referred to as "pockets," at the checkout.

         National distributors receive a brokerage fee based on sales and distribution to local independent distributors. Local independent distributors purchase copies at a discount to the suggested retail price and resell to retailers, also at a discount to the suggested retail price. All unsold copies are returnable by the retailer for full credit to all parties in the distribution chain, such that payments are made only with respect to copies actually sold. All accounting for copies is done by the local independent distributors which invoice for distributed copies, credit retailers for returns and credit national distributors for sales through a computer-assisted single entry information system.

         To provide further incentives to retailers to prominently display their respective titles, publishers typically enter into Retail Display Allowance ("RDA") programs under which the retailer is entitled to receive, on a quarterly basis, a cash rebate directly from the publisher equal to a percentage of the retailer's actual net sales of the publisher's titles upon submission of a properly documented claim. Conversely, certain publishers of high volume magazines essentially rent "pocket" space from retailers for the display and sale of specific titles. Such rent, referred to as "pocket payments" (or "RDP" payments), is a fixed amount per pocket, per store based on the verified location and other criteria of the pocket, and is paid quarterly. A majority of RDA and RDP programs are administered on behalf of the publishers by the national distributors.

         Publishers have implemented programs to encourage retailers to update their checkout and mainline display fixtures by making one-time payments ("IPOs") and periodic payments ("ISAs"), based on the pockets allocated to their respective titles. Similar to RDA and RDP, IPO and ISA payments are made only upon submission of a properly documented claim.

Client Services

         The Company is dedicated to providing full information services to its clients. Such services include the following:

         Claim Submission. Through its software system, the Company offers to assist retailers in accurately monitoring, documenting, claiming and collecting publisher incentive payments. The claim submission process begins at the end of each calendar quarter when the Company obtains information from the local independent distributors detailing the titles and number of copies actually sold by the client retailer. Based on this information, the Company prepares publisher supplied claim forms and submits the documented claim to the appropriate national distributor, which acts as payment agent for the publisher. After verification of the claim, the national distributor remits payment to the order of the retailer in care of the Company, which records the payment and forwards it to the retailer.

         Alternatively, the Company offers an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Approximately 83% of the Company's revenues in fiscal 1997 were derived from the rendition of claim submission services.

         Space Design. Through its Display Group, the Company offers to assist retailers in the placement of displays and the selection of titles to optimize available display space, and thereby to maximize sales and incentive payment revenues. Based on its knowledge of local consumer preferences and the terms and conditions of publisher incentive payment programs, the Company analyzes the retailer's store layout, customer traffic patterns and available display alternatives. Thereafter, the Company consults with its retailer client to develop an appropriate display program. Space Design services accounted for approximately 9% of the Company's fiscal 1997 revenues.

         Periodical Information Network (PIN). The Company's large and sophisticated database of magazine industry information has resulted in it becoming a magazine information center which many companies in the magazine industry use to formulate their publishing and distribution strategies. PIN is a comprehensive system designed to use current computer technologies, including CD ROM, to effectively manage all elements of its database including information packaging and efficient inbound, outbound access. The network also provides access to static historical information for analysis purposes. PIN accounted for approximately 2% of the Company's fiscal 1997 revenues.

         Marketing and Promotional Program. As part of its full-service philosophy, the Company offers its clients advice and suggestions concerning specialized marketing and promotional programs which may include, for example, special mainline or checkout displays and cross-promotions of magazines and products of interest to the readers of such magazines. Such services are offered to enhance single copy magazine sales by the Company's clients, and thereby increase commission revenue due the Company in connection with the submission of incentive payment claims; accordingly, no separate charge is made for these services.

         Administrative Support. Through projects such as its UPC program, the Company assists retailers to more efficiently conduct their magazine sales operations through computerized inventory control, automated pricing updates and management reporting. Administrative Support services accounted for less than 1% of the Company's fiscal 1997 revenues.

         Under agreements with its retailer clients, the Company typically receives a percentage of the aggregate incentive payment collected on the retailer's behalf as compensation for its claim submission services; however, in a small number of cases, such agreements provide for the payment to the Company of a fixed sum or the combination of a fixed sum and percentage payment. Revenue from claim submission services is recognized at the time claims for incentive payments are submitted to the publishers based on the amount claimed, less a reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivables. However, invoices for services rendered by the Company in connection with the claim process are not issued until the Company receives settlement of the claim, typically 90-150 days following submission. Except in connection with its advance pay program the Company does not guarantee to its retailer clients any payments due to the clients from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments. In substantially all the contracts under the Advance Pay Program the Company bears the risk of uncollectibility associated with collecting payments from publishers. Invoices for Space Design and Administrative Support services provided by the Company are typically issued and payable monthly on the basis of a fixed sum agreement or hourly rates established by the Company for the services performed.

Marketing and Sales

         The Company markets its services through a variety of methods, including its own direct sales force. The Company's sales group consists of eight regional managers and three divisional vice presidents. Each manager is assigned to a specific geographic territory and is responsible for the preparation of quotations, program presentations and the general development of sales, as well as maintenance of existing accounts, within his or her assigned territory.

Competition

         While its competition is fragmented, the Company recognizes approximately 50 direct competitors, all of which are closely-held private companies. Based on its review of the industry and informal discussions with magazine publishers and retailers, the Company believes that none of its direct competitors have greater financial, technological, marketing and sales resources than the Company. There can be no assurance, however, that its present competitors or companies that choose to enter its marketplace in the future will not exert significant competitive pressures on the Company. The Company believes that, in virtually all cases, it is the sole provider of magazine incentive payment claim services to its clients and the Company's clients do not perform such services on their own behalf. It is possible that certain services offered by the Company could be performed directly by its retail customers or otherwise offered or performed in the future by publishers, distributors or other organizations. However, the Company does not presently foresee this to any significant or successful extent.

         Management further believes that the principal competitive factors in the retail information industry include information access, technological support, accuracy, system flexibility, financial stability, customer service and reputation. The Company believes it competes effectively with respect to each of the above factors.

Proprietary Software

         The Company regards its information software system as a proprietary trade secret and confidential information. The Company relies upon its own security system, confidentiality procedures and employee confidentiality agreements to maintain the trade secrecy of its systems; however, the Company's software rights are not protected under copyright law and there can be no assurance that the means of protection employed by the Company will be effective against unauthorized reproduction.

Employees

         As of February 1, 1997, the Company had 100 employees, including 11 in marketing and sales, and 81 in computer support, computer operation services and administrative support. None of the Company's employees is represented by a labor union and management believes that its employee relations are good.

Item 2. Description of Property.

         The Company conducts its operations from 12 office facilities, located in St. Louis, Missouri; High Point, North Carolina; New York, New York; Chicago Heights, Illinois; Schaumburg, Illinois; Oklahoma City, Oklahoma; San Antonio, Texas; Cranberry Township, Pennsylvania; Canton, Ohio; Phoenix, Arizona; Valrico, Florida; and Mississauga, Ontario, Canada. These facilities contain an aggregate of approximately 33,000 square feet of space. Of such facilities, the Company's principal executive and operations facilities, located in St. Louis, Missouri and High Point, North Carolina, contain approximately 11,667 and 13,900 square feet, respectively. Each of the facilities is occupied by the Company under leases containing terms and conditions believed to be comparable to those prevailing in the market in which the facility is located. The Company believes its existing facilities are adequate to support its present business strategies.

Item 3. Legal Proceedings.

         The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the security-holders during the fourth quarter of fiscal 1997.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

         From June 22, 1995, until February 12, 1996, the Company's Common Stock was quoted on the Nasdaq OTC Bulletin Board. Beginning on February 12, 1996, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "SORC." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq OTC Bulletin Board or Nasdaq SmallCap Market, as applicable.

Fiscal 1996                                          High             Low

Second Quarter (beginning June 22, 1995)            $7.00           $6.00
Third Quarter                                       $8.50           $6.25
Fourth Quarter                                      $7.50           $3.50

Fiscal 1997                                          High             Low

First Quarter                                       $5.75           $4.38
Second Quarter                                      $4.75           $4.00
Third Quarter                                       $4.75           $2.63
Fourth Quarter                                      $3.25           $2.25

         As of March 31, 1997, there were 184 holders of record of the Common Stock.

         During the last two years, the Company has not declared or paid any cash dividends on its Common Stock. Prior to January 31, 1995, two of the Company's predecessors were treated as Subchapter S corporations under the Internal Revenue Code of 1986. The Board of Directors presently intends to retain all of its earnings, if any, for the development of the Company's business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors that the Board of Directors may deem relevant.

Sales of Unregistered Shares

         During February of 1996, the Company issued 8,000 shares of Common Stock to Dennis Mensch for $3.75 per share in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         During March of 1996, the Company issued 2,250, 2,250 and 500 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share to Messrs. Aron Katzman, Timothy A. Braswell and Harry L. Franc, III pursuant to Section 4(2) of the Securities Act of 1933. As of October 1, 1996, all 5,000 shares have been converted to Common Stock.

         In a series of transactions taking place in August 1996 and September 1996, the Company issued a total of 5,082 shares of Common Stock to Financial Power Network in exchange for $21,600 of marketing services. The transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         During June 1996, the Company issued 100,000 shares of Common Stock to James W. Looman in connection with the purchase of Magazine Marketing, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         Also during June 1996, the Company issued 111,245 shares of Common Stock to United Magazine Company in connection with the purchase of Readers Choice, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company provides monitoring, documentation and collection services required to obtain single copy magazine sales incentive payments available from magazine publishers to magazine and periodical retailers. The Company has developed a contractual relationship with approximately 50,000 mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and in eastern Canada under which it provides such services and related merchandising services on a frequent basis, in many cases daily, and holds power of attorney from its retailer clients to collect incentive payments from publishers.

         The Company has engaged in several acquisitions in order to expand its presence in the upper midwest and increase the number of its mid-sized chain retailer clients. In June of 1995 the Company acquired all of the business and assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc., both of Chicago Heights, Illinois, in exchange for the issuance of an aggregate of 300,000 shares of Common Stock (the "MMC/TSS Acquisition"). The MMC/TSS Acquisition has been accounted for as a pooling of interests and, accordingly, financial statements of the Company prepared as if the MMC/TSS Acquisition had been consummated on February 1, 1995, have been included elsewhere in this statement.

         The Company has continued to expand its operations in the upper midwest through the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc., formerly a wholly owned subsidiary of United Magazine Company. On June 28, 1996 the Company issued 100,000 shares of its common stock, cash of $275,000 and a note payable totaling $80,000 payable quarterly over a two year period, in exchange for all the stock of Magazine Marketing, Inc. This transaction has been accounted for as a purchase and, accordingly, the financial statements reflect the combined results of operations as of June 28, 1996. Assets have been recorded at fair value and the purchase price in excess of fair value in the amount of $704,748 has been recorded as goodwill.

         On June 30, 1996 the Company issued 111,245 shares of its common stock in exchange for all the stock of Readers Choice, Inc. This transaction has been accounted for as a purchase, and, accordingly, the financial statements reflect the combined results of operations as of June 30, 1996. Assets have been recorded at fair value and the purchase price in excess of fair value in the amount of $280,507 has been recorded as goodwill.

         A majority of the Company's revenues are derived from commissions earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most such incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's actual net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publishers quarterly based on actual net sales of the publishers' titles recorded in the previous calendar quarter. Except in connection with its Advance Pay Program, the Company does not guarantee to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments. In substantially all the contracts under the Advance Pay Program the Company bears the risk of uncollectibility associated with collecting payments from publishers.

         Under both the standard arrangement and the Advance Pay Program commission revenue is recognized at the time claims for incentive payments are substantially completed for submission to the publishers based on the amount claimed, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately of 2% of trade accounts receivable. However, under the standard arrangement, invoices for services provided by the Company in connection with the claim process are not issued until the Company receives settlement of the claim. Under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

Results of Operations

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenue:

                                            Fiscal Year Ended January 31,
                                               1997              1996
                                               ----              ----

Commission Revenues                            96.7%             88.6%

Merchandise Revenues                            3.3%             11.4%

Total Revenues                                100.0%            100.0%

Cost of Commission Revenues                    66.6%             47.5%

Cost of Merchandise Sold                        2.8%              6.8%

Gross Profit                                   30.6%             45.7%

Selling, General & Administrative Expense      39.8%             34.5%

Operating Income (Loss)                       (9.2)%             11.2%

Interest Expense, Net                         (3.9)%            (1.2)%

Other Income (Expense), Net                   (0.4)%            (2.7)%

Income (Loss) Before Income Taxes            (13.4)%              7.4%

Net Income (Loss)                             (8.3)%              2.4%


Commission Revenues

         Increased  retailer  participation  in the  Advance  Pay  Program,  the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc. and the implementation of PIN during the third quarter of fiscal year 1997 contributed to an increase in revenue from claims submission services of approximately $468,000. However, space design revenue decreased from $1,243,000 in 1996 to $636,000 in 1997 causing an overall decrease in Commission Revenues of $139,000. Currently, the Company is negotiating flat fee arrangements; however, historically, space design revenues have been recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control. Based on management's understanding of the anticipated shipment dates for proposed and planned programs expected to occur during the next year, space design revenue should exceed both 1996 and 1997 levels.

Merchandise Revenues

         As a result of its relationships with the leading retailers in the United States, the Company has had opportunities from time to time to purchase merchandise, such as gift and greeting cards, caps and other leisure time products for resale to its retailer clients. However, management has decided to de-emphasize this portion of its business in order to dedicate more resources to its core services. Thus, Merchandise Revenues decreased $684,000 from $926,000 in 1996 to $242,000 in 1997.

Cost of Merchandise Sold

         The Cost of Merchandise Sold decreased primarily as a result of de-emphasizing this portion of the business as noted above. Comparing the gross profit percentage associated with Merchandise Revenues to the prior year is not considered meaningful by management since a wide variety of items with varying profit margins have been purchased and resold.

Cost of Commission Revenues and Selling, General and Administrative Expense ("Total Costs")

         Total Costs increased approximately $1,100,000. Wages accounted for $840,000 of the increase. New hires, including personnel formerly employed by Magazine Marketing, Inc., comprised approximately $579,000 of this increase, while the balance of the increase was the result of wage increases and bonuses. Insurance costs increased approximately $152,000 resulting from the addition of directors and officers insurance, additional life insurance policies and an increase in the package policy due to the Company's expansion into other states and Canada. Rent, telephone and utilities have increased $100,000 as a direct result of expanding the square footage rented in North Carolina and adding regional offices in Canada, Arizona and California (which was subsequently closed as a result of de-emphasizing the merchandising portion of the business). Computer hardware and software acquisitions combined with equipment and furniture acquisitions related to the additional regional offices contributed to a $48,000 increase in depreciation expense. Lastly, bad debt expense increased approximately $40,000. Such increases were mitigated by decreases in contract labor and data entry costs. During 1997, permanent hires reduced the need to utilize temporary employees as frequently as in 1996, and an increase in the number of wholesalers supplying sales data on tape contributed to a decrease in data entry costs.

Interest Expense

         Interest  Expense  increased  $191,000  due  to  increased   borrowings
necessary to fund the Advance Pay Program.

Income Tax (Benefit) Expense

         The effective income tax rate decreased to 38.5% for 1997 from a pro forma effective rate of 47.5% for 1996. This decrease was a result of a decrease in expenses not deductible for income tax purposes as a percentage of income
(loss) before income taxes. Such non-deductible expenses include meals and entertainment, officers' life insurance premiums, and goodwill amortization.

Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the fiscal quarter and year ending January 31, 1998. When the Company adopts SFAS No. 128, it expects to report the following restated amounts:

                                      1997                  1996
                                      ----                  ----

    Basic                            (.09)                   .03

    Diluted                          (.09)                   .03

Liquidity and Capital Resources

         The Company's primary cash requirements are for funding the Advance Pay Program and selling, general and administrative expenses (particularly salaries, travel and data entry expenses) incurred in connection with the solicitation of new clients and the maintenance of existing accounts. Historically, the Company has financed its business activities through short-term borrowings under available lines of credit, cash flow from operations and through the issuance of equity securities.

         Cash advanced under the Advance Pay Program during 1997 was approximately $14,057,000 versus $1,090,000 advanced during 1996. As a result of increased participation in the Advance Pay Program, the Company's trade accounts receivable increased approximately $8,764,000 since January 31, 1996. These factors caused net cash used by operating activities to increase from $1,391,075 during 1996 to $6,543,297 during 1997.

         The  average  collection  period for 1997 was 153 days  compared to 132 days for 1996. The collection periods were calculated as follows: 365 days/(Revenues/ Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program. During 1997, the Company merged the operations of the once separate entities that now comprise the Company. This process demanded resources which, now that the consolidation is complete, may be utilized, in part, to improve the collection process. Management plans to increase resources in the collection area with the goal of reducing the average collection period to 90 to 150 days.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At January 31, 1997, the Company had no outstanding material commitments for capital expenditures.

         In response to the increased cash requirements necessary to fund the Advance Pay Program, the Company entered into a new credit agreement dated November 14, 1996 with Wachovia Bank of North Carolina, N.A. The initial funding took place on December 6, 1996 in the amount of $4,550,000 and was used to retire then outstanding balances under a former credit facility.

         The new credit agreement provides for revolving loans of up to $12,500,000. The borrowing base calculation under this credit facility allows for a higher percentage of the accounts receivable to be eligible than under the former credit facility. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses and by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

         During March 1996, the Company sold an aggregate of 20,000 shares of its 1996 Series 7% Convertible Preferred Stock, $0.01 par value per share (the "Preferred Stock"), in a series of transactions exempt from the registration requirements of the Securities Act of 1933, as amended. The Preferred Stock was sold for an aggregate purchase price of $2,000,000, resulting in net cash proceeds to the Company of $1,922,075 after deducting commissions and expenses of $77,925. Additional broker fees of $60,000 were paid through the issuance of another 600 shares of preferred stock. Of the 20,600 shares of Preferred Stock issued, 15,000 share have been converted by the holders thereof to Common Stock pursuant to the terms of the Certificate of Designations, Preferences and Relative Rights of 1996 Series 7% Convertible Preferred Stock.

         On February 28, 1996, the Company sold 8,000 shares of its Common Stock in a private transaction in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction resulted in net proceeds to the Company of $30,000.

         During June 1996, the Company issued 100,000 shares of Common Stock to James W. Looman in connection with the purchase of Magazine Marketing, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the Purchase Agreement, Mr. Looman was granted an option to sell his shares to the Company at a price of $1.00 per share if, at any time during the two year period following the acquisition date, the market value of all shares acquired in the transaction becomes less than $100,000 for ten consecutive trading days.

         Also during June 1996, the Company issued 111,245 shares of Common Stock to United Magazine Company ("United Magazine") in connection with the purchase of Reader's Choice, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the Purchase Agreement, United Magazine was granted an option to sell its shares to the Company at a price of $4.00 per share if the Company's stock price for the last five days of any calendar quarter during the two year period following the acquisition date is less than $4.00 per share.

         At January 31, 1997, the Company's total long-term debt obligations were $92,017. Of such amount, $69,203 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

         At January 31, 1997, the Company had total deferred tax assets of $143,000 and total deferred tax liabilities of $340,000 resulting in a net deferred tax liability of $197,000 reflecting the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Of this liability, $312,000 results from a change in accounting method from cash to accrual by (i) the Company's predecessors in connection with the formation of the Company and (ii) Magazine Marketing, Inc. The Company elected to pay its deferred income tax liabilities related to the changes in accounting method in four equal annual installments. The Company anticipates that the funds necessary to satisfy this tax obligation will be derived primarily from cash flows from operations.

         During the year ended January 31, 1997, the Company experienced an operating loss of $670,513. Expenses for the first two quarters were at levels that anticipated revenues from space design commissions and merchandise revenues in excess of revenues realized for those periods. Expense reduction initiatives favorably impacted results of operations in the third and fourth quarters. Additionally, commission revenues during the last half of the year have increased due to the conversion of several of the Company's largest retail customers to the Advance Pay Program and the introduction of the PIN program. Net sales, gross profit and net income for the last two quarters combined were $4,539,949, $1,837,707 and $302,223, respectively. Management expects these trends to continue.

         The Company believes that it will be necessary to raise additional funds through the sale of its equity securities in order to achieve management's goals with respect to (i) expanding the Company's business in new and existing services, particularly the Advance Pay Program, products and geographic areas, directly or by acquisition, and (ii) increasing its shareholder base and the market and liquidity of its securities. Accordingly, the Company intends to offer approximately 2,000,000 shares of its Common Stock to the public through an underwriter on a firm commitment basis. The Company anticipates that the offering will commence in September, 1997, and will provide the Company with proceeds of approximately $7,000,000 after deducting underwriting discounts and commissions and other offering expenses.

Item 7.  Financial Statements.

The Report of the Independent Certified Public Accountants


Board of Directors
The Source Company
St. Louis, Missouri

We have audited the balance sheet of The Source Company as of January 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Source Company at January 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.



BDO Seidman, LLP
St. Louis, Missouri
March 27, 1997


                               THE SOURCE COMPANY
                                  BALANCE SHEET

                                                                                                    January 31, 1997
---------------------------------------------------------------------------------------------------------------------

Assets (Note 4)
Current
     Cash                                                                                          $        284,921
     Trade receivables (net of allowance for doubtful accounts of $323,587)                              12,922,738
            (Note 11)
     Income taxes receivable (Note 8)                                                                       171,305
     Notes receivable - officers (Notes 1 and 2)                                                             58,395
     Other current assets                                                                                    87,306
---------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                     13,524,665
---------------------------------------------------------------------------------------------------------------------
Office equipment and furniture (Note 5)                                                                   1,823,004
Less accumulated depreciation and amortization                                                            1,191,668
---------------------------------------------------------------------------------------------------------------------
Net Office Equipment and Furniture                                                                          631,336
---------------------------------------------------------------------------------------------------------------------

Other Assets
     Notes receivable - officers (Notes 1 and 2)                                                            175,183
     Goodwill, net of accumulated amortization of $72,209 (Note 9)                                        1,022,824
     Cash surrender value of life insurance                                                                 104,358
     Other                                                                                                  111,283
---------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                        1,413,648
---------------------------------------------------------------------------------------------------------------------
                                                                                                   $     15,569,649
---------------------------------------------------------------------------------------------------------------------


                                          See accompanying summary of accounting
                                     policies and notes to financial statements.

                               THE SOURCE COMPANY

                                  Balance Sheet
                                                                                                  January  31, 1997
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current
     Revolving Line of Credit (Note 4)                                                             $      7,124,000
     Checks issued against future deposits                                                                3,225,668
     Accounts payable and accrued expenses                                                                  559,441
     Due to retailers (Note 12)                                                                             199,575
     Deferred income taxes (Note 8)                                                                          24,000
     Current maturities of long-term debt (Note 3)                                                           69,203
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                                11,201,887
--------------------------------------------------------------------------------------------------------------------
Long-term Debt, less current maturities (Note 3)                                                             22,814
--------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes (Note 8)                                                                              173,000
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                        11,397,701
--------------------------------------------------------------------------------------------------------------------

Commitments (Note 5 and 6)
--------------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stock, $.01 par - shares authorized, 2,000,000;
     outstanding, 5,600 (Note 10)                                                                           522,506
Redeemable Common Stock
     111,245 shares outstanding (Note 13)                                                                   503,820
--------------------------------------------------------------------------------------------------------------------
                                                                                                          1,026,326
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Common Stock, $.01 par - shares authorized, 20,000,000;
          outstanding, 6,930,233                                                                             69,302
     Additional paid-in-capital                                                                           2,745,180
     Retained earnings                                                                                      331,140
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                                3,145,622
--------------------------------------------------------------------------------------------------------------------

                                                                                                   $     15,569,649
--------------------------------------------------------------------------------------------------------------------

                                          See accompanying summary of accounting
                                     policies and notes to financial statements.



                               THE SOURCE COMPANY

                            Statements of Operations
Years Ended January 31,                                                                  1997                1996
--------------------------------------------------------------------------------------------------------------------

Commission Revenues                                                               $   7,056,270       $   7,195,176
Merchandise Revenues                                                                    242,177             926,008
--------------------------------------------------------------------------------------------------------------------
                                                                                      7,298,447           8,121,184
--------------------------------------------------------------------------------------------------------------------
Cost of Commission Revenues                                                           4,862,207           3,859,409
Cost of Merchandise Sold                                                                202,381             549,813
--------------------------------------------------------------------------------------------------------------------
                                                                                      5,064,588           4,409,222
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                          2,233,859           3,711,962
Selling, General and Administrative Expense (Notes 1, 2, 5 and 6)                     2,904,372           2,799,841
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                                (670,513)            912,121
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                              30,628              25,403
            Interest expense                                                           (311,737)           (120,427)
            Registration expense                                                              -            (213,666)
            Other                                                                       (28,883)             (5,437)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                           (309,992)           (314,127)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                                      (980,505)            597,994
Income Tax (Benefit) Expense (Note 8)                                                  (377,188)            406,000
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                 $    (603,317)      $     191,994
--------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Share - Primary and Fully Diluted                             $      (0.09)       $        0.03
--------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding - Primary and Fully Diluted                $  6,658,891        $   6,084,542
--------------------------------------------------------------------------------------------------------------------
Pro Forma Amounts (unaudited)
     Income before income taxes                                                                       $     597,994
     Provision for income taxes (Note 8)                                                                    284,000
--------------------------------------------------------------------------------------------------------------------
Net Income (unaudited)                                                                                $     314,706
--------------------------------------------------------------------------------------------------------------------
Net Income per Share (unaudited)                                                                      $        0.05
--------------------------------------------------------------------------------------------------------------------


                                     See accompanying summary of accounting
                                     policies and notes to financial statements.


                               The Source Company

                       Statements of Stockholders' Equity

                                                                        Additional                       Total
                                                   Common Stock         Paid - in       Retained     Stockholders'
                                           ---------------------------
                                              Shares       Amount        Capital        Earnings        Equity
--------------------------------------------------------------------------------------------------------------------

Balance, February 1, 1995                     5,340,000    $53,400      $ 195,520     $1,377,587      $1,626,507

Issuance of Common Stock (Note 9)               959,389      9,594         (9,594)             -               -

Issuance of Common Stock                         75,000        750        225,375              -         226,125

Reclassification of Subchapter S retained
earnings, net of tax, net of
distributions to stockholders (Note 9)                -          -        565,657       (592,657)        (27,000)

Net income for the year                               -          -              -        191,994         191,994
--------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1996                     6,374,389    $63,744      $ 976,958     $  976,924      $2,017,626

Issuance of Common Stock                          8,000         80         29,920              -          30,000

Conversion of 7% Preferred Stock to Common
Stock                                           423,197         4,232   1,395,337              -       1,399,569

Issuance of Common Stock to purchase
Magazine Marketing, Inc. (Note 9)               100,000         1,000     249,000              -         250,000

Issuance of Common Stock in payment
of services                                      15,132           151      51,599              -          51,750

Dividend on Preferred Stock                       9,515            95      42,366        (42,467)             (6)

Net loss for the year                                 -             -           -       (603,317)       (603,317)
--------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997                     6,930,233    $   69,302  $2,745,180      $ 331,140      $3,145,622
--------------------------------------------------------------------------------------------------------------------

                                         See accompanying summary of accounting
                                     policies and notes to financial statements.


                               THE SOURCE COMPANY

                            Statements of Cash Flows

Years Ended January 31,                                                            1997                 1996
---------------------------------------------------------------------------------------------------------------

Operating Activities
     Net income (loss)                                                        $   (603,317)      $     191,994
     Adjustments to reconcile net cash
       provided by operating activities:
         Depreciation and amortization                                              246,599            140,622
         Loss on disposition of equipment                                               299
                                                                                                             -
         Provision for losses on accounts receivable                                224,387           (35,149)
         Impairment of investment in limited partnership                             20,000             20,000
         Increase in cash surrender value of life insurance                        (32,740)           (22,696)
         Write-off of uncollectible note receivable                                       -             92,063
         Shareholder distribution                                                                     (27,000)
                                                                                          -
         Deferred income taxes                                                    (259,064)           (59,000)
         Services received in exchange for common stock                              51,750
                                                                                                             -
         Changes in assets and liabilities:
             Increase in accounts receivable                                    (8,789,885)        (1,765,173)
             Increase in other assets                                             (230,004)           (63,463)
             Increase in checks issued against future deposits                    3,225,668
                                                                                                             -
             Increase (decrease) in accounts payable
               and accrued expenses                                               (513,110)            107,590
             Increase in amounts due customers                                      116,120             29,137
---------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                               (6,543,297)        (1,391,075)
---------------------------------------------------------------------------------------------------------------

Investment Activities
     Acquisition of Magazine Marketing, Inc.                                      (275,000)
                                                                                                             -
     Loans to officers                                                                                (33,900)
                                                                                          -
     Collections on notes receivable                                                 29,715                483
     Collections from related party                                                  53,171            280,884
     Capital expenditures                                                         (276,729)          (197,331)
---------------------------------------------------------------------------------------------------------------
Cash (Used in) Provided by Investing Activities                                   (468,843)             50,136
---------------------------------------------------------------------------------------------------------------

                                         See accompanying summary of accounting
                                     policies and notes to financial statements.



                               THE SOURCE COMPANY

                            Statements of Cash Flows
Years Ended January 31,                                             1997                  1996
-------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of Common Stock                   $     30,000          $    226,125
     Proceeds from issuance of Preferred Stock                   1,922,075                     -
     Borrowings under long-term debt agreements                  9,791,000                     -
     Principal payments on long-term debt                      (2,756,121)             (183,387)
     Borrowings under short-term debt agreements                 2,836,366             2,739,844
     Repayments under short-term debt agreements               (4,550,081)           (1,670,370)
     Preferred Stock dividends                                         (6)                     -
-------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                            7,273,233             1,112,212
-------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                        261,093             (228,727)

Cash, beginning of period                                           23,828               252,555
-------------------------------------------------------------------------------------------------

Cash, end of period                                           $    284,921           $    23,828
-------------------------------------------------------------------------------------------------

                               THE SOURCE COMPANY

                         Summary of Accounting Policies

Basis of Presentation         The  financial  statements  of The Source  Company
                              reflect the accounts of companies  formerly  known
                              as Display Information Systems Corporation (DISC),
                              Periodical Management & Marketing,  Inc. (PMM) and
                              Dixon's  Modern  Marketing   Concepts,   Inc.  and
                              Tri-State Stores, Inc. (MMC). DISC and PMM merged on February 1, 1995 and the net assets of MMC were merged on June 15, 1995, as discussed in Note 9.

Business The Source Company (the Company) is a provider of merchandise management information and related services primarily in connection with the display and marketing of magazines and other periodicals. The Company assists retailers in monitoring, documenting, claiming and collecting incentive payments, primarily from publishers of periodicals, and performs consulting and other services in exchange for commissions. The Company obtains merchandising revenue from (a) consulting and other services rendered to clients on other than a commission basis and (b) the sale, as principal or broker, of merchandise to the Company's retailer clients for resale by them.

Concentrations
of Credit Risk                Services   are   provided  to  mass   merchandise,
                              grocery,    convenience    and   pharmacy   stores
                              throughout   the  United  States  and  in  Eastern
                              Canada. Management periodically performs credit evaluations of its customers and generally does not require collateral. At the balance sheet date, the Company had no concentrated credit risk with any individual customer.

Revenue
Recognition                   Commission  revenues  are  recognized  during  the
                              period   in   which    services   are   performed.
                              Merchandising   revenues  are  recognized  in  the
                              period in which the merchandising services are provided.

Equipment and
Furniture                     Equipment   and  furniture  are  stated  at  cost.
                              Depreciation is computed using the straight-line method for financial reporting and accelerated methods for income tax purposes over the estimated useful lives of 5 to 7 years.

Income Taxes                  Income  taxes are  calculated  using the asset and
                              liability   method   specified   by  Statement  of
                              Financial    Accounting    Standards    No.   109,
                              "Accounting for Income Taxes."

Goodwill Goodwill represents the excess of the cost of a company acquired over the fair value of the net assets acquired which is amortized over 15 years.

Pro Forma Information         Pro  forma  data  is  presented   for  1996  which
                              reflects a provision  for income taxes as if DISC,
                              an S corporation  prior to the merger discussed in
                              Note 9, had not been an S corporation in 1996. Pro
                              forma  net  income  per  share  for  1996 has been
                              determined by dividing pro forma net income by the
                              weighted   average   number   of   common   shares
                              outstanding during the year.

Stock-Based Compensation      The  Company  grants  stock  options  for a  fixed
                              number  of shares to  employees  with an  exercise
                              price  greater  than or equal to the fair value of
                              the  shares  at the  date of  grant.  The  Company
                              accounts  for stock  option  grants in  accordance
                              with Accounting  Principles  Board Opinion No. 25,
                              "Accounting  for Stock Issued to  Employees  ("APB
                              Opinion  No.  25").  That  Opinion  requires  that
                              compensation  cost related to fixed stock  options
                              plans be  recognized  only to the extent  that the
                              fair value of the shares at the grant date exceeds
                              the  exercise  price.  Accordingly,   the  Company
                              recognizes no compensation expense for its stock option grants.

                              In October 1995, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock option. Pro forma net loss and loss per share, determined as if the Company had applied the new method, are disclosed within
                              Note 6.

Accounting
Estimates                     The   preparation   of  financial   statements  in
                              conformity  with  generally  accepted   accounting
                              principles  requires  management to make estimates
                              and assumptions  that affect the reported  amounts
                              of  assets  and   liabilities  and  disclosure  of
                              contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets             In March 1995,  Statement of Financial  Accounting
                              Standards No. 121  "Accounting  for the Impairment
                              of  Long-Lived  Assets and for  Long-Lived  Assets
                              Disposed  Of" (SFAS No. 121) was issued.  SFAS No.
                              121 requires  that  long-lived  assets and certain
                              identifiable  intangibles  to be held  and used or
                              disposed   of  by  an  entity  be   reviewed   for
                              impairment   whenever   events   or   changes   in
                              circumstances indicate that the carrying amount of
                              an asset  may not be  recoverable.  During  fiscal
                              1997,  the  Company  adopted  this  statement  and
                              determined   that  no  impairment   loss  need  be
                              recognized for applicable assets of continuing operations.

Reclassifications             Certain  1996 amounts  have been  reclassified  to
                              conform to the 1997 presentation.

                               THE SOURCE COMPANY
                          Notes to Financial Statements

--------------------------------------------------------------------------------

1.     Related Party
       Transactions           The Company  purchased  data  processing  services
                              from  an  employment   service  company  owned  by
                              certain  officers  of  the  Company.   There  were
                              approximately   $275,000   and  $307,000  of  such
                              purchases made during 1997 and 1996, respectively.
                              The Company purchased this employment service company for $45,000 on January 1, 1997.

                              One of the Company's stockholders also owns a majority of the stock of FMG, Inc., primarily an investing company. At January 31, 1996, the Company had a receivable from FMG of $53,171 at prime plus .5%. The receivable was collected in full on November 5, 1996.

                              The Company has been engaged by Specialty Marketing Co., Inc., a corporation in which Robert
                              B. Dixon is the principal shareholder, to provide consulting services. In fiscal 1996 Specialty Marketing Co., Inc. paid the Company $85,611 in consideration for the Company's services.

                              The Company currently leases certain office space and has, in the past, leased an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were $207,498 and $183,275 for 1997 and 1996, respectively. Amounts paid for the airplane were $0 and $57,926 for 1997 and 1996, respectively.

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

                              Other

                              The Company had a $120,000 unsecured, non-interest bearing note from a non-affiliated company which required quarterly installments of $6,000 through June 2000. The note was stated net of discount of $27,454 which was computed using a 10% imputed interest rate. On March 31, 1996 the debtor defaulted on the note. Based on the financial condition of the debtor, the note was written off resulting in a charge to selling, general and administrative expenses during the year ended January 31, 1996 of $92,063.

3.     Long-term              Long-term debt consists of:
       Debt
                              January 31,                                 1997
                              --------------------------------------------------

                              Unsecured note payable to stockholder
                              (former owner of Magazine Marketing,
                              Inc.), non-interest bearing, payable
                              in eight quarterly installments of
                              $10,000, discounted based on the
                              Company's effective borrowing rate        $ 46,710

                              Obligations under capital lease (Note 5)    45,307
                              --------------------------------------------------
                              Total Long-term Debt                        92,017

                              Less current maturities                     69,203
                              --------------------------------------------------

                              Long-term Debt                            $ 22,814
                              --------------------------------------------------

                              Annual   maturities  of  long-term   debt  are  as
                              follows: 1998 - $69,203; 1999 - $22,814.

4.     Revolving Line
       of Credit              The  Company  has  an  agreement   providing   for
                              revolving  loans up to  $12,500,000.  The bank has
                              the right to terminate the agreement upon not less
                              than  thirteen   months  prior   written   notice.
                              Borrowings  bear interest at a rate related to the
                              monthly LIBOR index rate plus a percentage ranging
                              from  2.5% to 3.5%,  depending  upon the  ratio of
                              funded debt to earnings  before  interest,  taxes,
                              depreciation and amortization (effectively 8.0039%
                              at January 31,  1997).  Borrowings  are secured by
                              personal  guarantees  of Messrs.  S. Leslie Flegel
                              and  William  H. Lee and  their  spouses  and by a
                              security   interest  in   substantially   all  the
                              Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                              The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was not in compliance with certain ratios at January 31, 1997, and, consequently, the debt has been classified as current. However, the Company has received a waiver from the bank stating that noncompliance with these ratios is not considered a default at January 31, 1997.

5.     Commitments            Leases

                              The Company leases office space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. The Company also leases an administrative facility from a related party under an operating lease that expires over the next 16 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rent expense was approximately $427,000 and $410,000 for the years ended January 31, 1997 and 1996, respectively. Amounts paid to related parties included in total rent expense were approximately $207,000 and $240,000 for 1997 and 1996, respectively.

                              Office equipment and furniture includes $71,066 at January 31, 1997 for equipment leases which have been capitalized. Accumulated amortization was $35,148 at January 31, 1997. Lease amortization is included in depreciation and amortization expense.

                              Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 1997:

                               Year Ending         Capital        Operating
                               January 31,         leases           leases
                               -------------------------------------------------

                                  1998            $  37,481      $  458,791
                                  1999               13,688         261,300
                                  2000                    -         184,600
                                  2001                    -         163,891
                                  2002                    -         155,215
                                  Thereafter              -       1,477,950
                               -------------------------------------------------

                               Total minimum
                                lease payments       51,169      $2,701,747
                                                                 ----------
                               Amount representing
                                interest              5,862
                               -------------------------------------------------

                               Present Value of
                                Net Minimum
                                Lease Payments    $  45,307
                               -------------------------------------------------

                              Litigation

                              The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial position.

6.     Employee               Profit Sharing and 401(k) Plan
       Benefit Plans
                              The  Company  has a combined  profit  sharing  and
                              401(k) Plan.  Annual  contributions  to the profit
                              sharing  portion of the Plan are determined by the
                              Board of  Directors  and may not exceed the amount
                              that  may  be  deducted  for  federal  income  tax
                              purposes.  Profit  sharing  contributions  charged
                              against  operations  were $0 and  $10,000  for the
                              years   ended   January   31,   1997   and   1996,
                              respectively.

                              Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 1997 and 1996 pursuant to this Plan were approximately $50,000 and $40,000, respectively.

                              Deferred Compensation Plan

                              During the current year, the Company established an unfunded deferred compensation plan for certain officers, who elect to defer a percentage of their current compensation. The Company does not make contributions to the plan and is responsible only for the administrative costs associated with the plan. Benefits are payable to the participating officers upon their death or termination of employment. From the deferred funds, the Company has purchased certain life insurance policies. However, the proceeds and surrender value of these policies are not restricted to pay deferred compensation benefits when they are due.

                              Stock Option Plan

                              In August 1995, the Company established The Source Company 1995 Incentive Stock Option Plan for key employees and reserved 630,000 shares of common stock for such plan. Under the plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of the Company's Common Stock at the date of grant. The durations and exercisability of the grants vary according to the individual options granted. During 1997 the Company granted options for 225,000 shares, but had 125,000 shares forfeited. As of January 31, 1997, options with a remaining contractual life of 9 years to purchase 100,000 shares at a price of $4.63 were outstanding, 20,000 of which were exercisable.

                              As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company' net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                              Year Ended January 31,                       1997
                              --------------------------------------------------

                              Net loss                 As reported   $ (603,317)
                                                       Pro forma       (611,369)

                              Primary loss per share   As reported        (0.09)
                                                       Pro forma          (0.09)

                              Fully diluted loss
                                per share              As reported        (0.09)
                                                       Pro forma          (0.09)
                              --------------------------------------------------

                              The fair value of each option granted in 1996 is estimated on the date of grant using the
                              Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 0 percent; risk-free interest rate of 4.88 percent; volatility of .3; and expected lives of 1 year. The fair value of options granted during the year is $.66.

                              Stock Award Plan

                              In September 1996, the Company adopted The Source Company Stock Award Plan for all employees and reserved 50,000 shares of Common Stock for such plan. Under the plan, the stock award committee, appointed by the board of directors of the Company, shall determine the employees to whom awards shall be granted.

                              On September 18, 1996, 10,050 shares of Common Stock were awarded to certain employees under the plan.

7.     Supplemental
       Cash Flow
       Information            Supplemental  information  on interest  and income
                              taxes paid is as follows:

                              Years Ended
                              January 31,                  1997          1996
                              --------------------------------------------------

                              Interest                  $ 285,000     $ 109,000

                              Income Taxes              $ 264,000     $  254,000
                              --------------------------------------------------

                              Capital lease obligations of $15,687 and $59,095 were incurred in 1997 and 1996, respectively, when the Company entered into leases for new office equipment.

                              On August 30,  1996,  9,515 shares of common stock
                              were  issued  as  a  dividend  to  the   preferred
                              stockholders as of that date.

                              During 1997 the Company issued 100,000 shares and 111,245 shares of common stock in connection with the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc. (Note 9). During 1996 the Company issued 959,389 shares of common stock in connection with the acquisition of the Company by Periodico, Inc. (Note 9).

8.     Income Taxes           Provision  for  federal  and  state  income  taxes
                              (benefit) in the statements of operations consist of the following components:

                              Year Ended
                              January 31,                1997          1996
                              --------------------------------------------------
                              Current
                               Federal                $(102,768)    $ 355,000
                               State                    (15,356)      110,000
                              --------------------------------------------------
                              Total Current            (118,124)      465,000
                              --------------------------------------------------

                              Pro Forma (Unaudited)
                               Federal                               (105,000)
                               State                                  (17,000)
                              --------------------------------------------------
                              Total Pro Forma                        (122,000)
                              --------------------------------------------------

                              Deferred
                               Federal                 (225,386)      (46,000)
                               State                    (33,678)      (13,000)
                              --------------------------------------------------
                                                       (259,064)      (59,000)
                              --------------------------------------------------

                              Total Income Tax
                               (Benefit)Expense       $(377,188)    $ 284,000
                              --------------------------------------------------

                    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                    January 31,                             1997         1996
                    ------------------------------------------------------------
                    Deferred Tax Assets
                     Allowance for doubtful accounts     $126,000     $ 38,000
                     Deferred compensation                 14,000            -
                     Other                                  3,000            -
                    ------------------------------------------------------------
                    Total Deferred Tax Assets             143,000       38,000
                    ------------------------------------------------------------

                    Deferred Tax Liabilities
                     Income not previously taxed under
                      cash basis of accounting for
                      income tax purposes                 312,000      446,000
                     Depreciation                          28,000       28,000
                    ------------------------------------------------------------
                    Total Deferred Tax Liabilities        340,000      474,000
                    ------------------------------------------------------------

                    Net Deferred Tax Liability            197,000      436,000
                    ------------------------------------------------------------

                    Classified as:
                     Current                               24,000      110,000
                     Non-current                          173,000      326,000
                    ------------------------------------------------------------

                    Net Deferred Tax Liability           $197,000     $436,000
                    ------------------------------------------------------------

                    The following unaudited summary reconciles income taxes at the maximum federal statutory rate with the effective rate for 1997 and the pro forma effective rate for 1996:

                    Year Ended January 31,                1997         1996
                    ------------------------------------------------------------
                    Income tax (benefit) expense
                     at statutory rate                 $(333,372)   $204,000
                    State income tax (benefit)
                     expense, net of federal
                     income tax benefit                  (80,421)     52,000
                    Non-deductible meals and
                     entertainment                        35,320      26,000
                    Non-deductible officers' life
                     insurance                            (3,250)      4,300
                    Non-deductible goodwill
                     amortization                          2,306       2,300
                    Other, net                            (4,600)      2,229
                    ------------------------------------------------------------

                    Income Tax (Benefit) Expense       $(377,188)   $284,000
                    ------------------------------------------------------------

9.     Business              Pooling of Interests of DISC and PMM
       Combinations
                              On February 1, 1995 DISC and PMM merged into The Source Company. DISC stockholders exchanged all of their shares of common stock for 2,520,000 shares of Common Stock of The Source Company, and PMM stockholders exchanged all of their shares of common stock for 2,520,000 shares of Common Stock of The Source Company. The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of DISC and PMM.

                              The S corporation retained earnings of DISC totaling $462,389 representing undistributed earnings on February 1, 1995 has been credited to additional paid-in capital net of deferred taxes of approximately $122,000 which has been recognized through a charge to income tax expense.

                              Acquisition of the Company by Periodico, Inc.

                              On May 1, 1995 Periodico, Inc. (formerly Garner Investments, Inc.) acquired the Company through an exchange of stock. Periodico then changed its name to The Source Company.

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

                              Acquisition of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc.

                              On June 15, 1995 the Company acquired the assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc. (MMC) in exchange for 300,000 shares of Common Stock of The Source
                              Company and the assumption by the Company of all the liabilities of MMC. The transaction has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position, and cash flows of The Source Company and MMC.

                              The S corporation retained earnings of MMC totaling approxi-mately $225,000, representing undistributed earnings on June 15, 1995 net of $27,000 distributed in lieu of taxes to shareholders, has been credited to additional paid-in capital.

                    Revenues and net income (loss) for the individual entities and combined prior to the mergers were as follows:

                                              The
                                             Source
                                             Company        MMC        Combined
                    ------------------------------------------------------------
                    February 1 to
                    June 15, 1995
                      Revenues            $2,175,383    $ 435,529     $2,610,912
                      Net income (loss)   $   96,829    $  (5,609)    $   91,220
                    ------------------------------------------------------------

                    Acquisition of Magazine Marketing, Inc.

                    On June 28, 1996 the Company acquired all of the stock of Magazine Marketing, Inc. in exchange for 100,000 shares of Common Stock of the Company and $275,000 in cash. In addition, the Company shall pay $10,000 at the end of each quarter for a two year period following the closing date (or a total of $80,000).

                    The transaction has been accounted for as a purchase and, accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price of the transaction exceeded the fair value of the assets acquired in the amount of $704,748 and is being amortized over 15 years.

                    Acquisition of Readers Choice, Inc.

                    On June 30, 1996 the Company acquired all of the issued and outstanding shares of Readers Choice, Inc., a wholly owned subsidiary of United Magazine Company, in exchange for 111,245 shares of Common Stock of the Company. This transaction has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. This transaction did not meet any of the conditions to be considered a significant business combination. The purchase price of the transaction exceeded the fair value of the assets acquired in the amount of $280,507 and is being amortized over 15 years.

10.    Redeemable
       Preferred
       Stock The Company has authorized 2,000,000 shares of $.01 par Preferred Stock. On March 13, 1996 65,000 shares were designated as 1996 Series 7% Convertible Preferred Stock. Rights and restrictions on the remaining shares will be established if, and when, any shares are issued.

                    Each share of the 1996 Series 7% Convertible Preferred Stock entitles its holder to receive an annual dividend, when and as declared by the Board of Directors, of $7 per share payable in shares of the Company's Common Stock; to convert it into shares of Common Stock; to receive $100 per share in the event of dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary; and subject to certain conditions in the Certificate of Designations, Preferences and Relative Rights of 1996 Series 7% Convertible Preferred Stock, may be redeemed at the option of the Company at a price of $100 per share within 30 days following the effective date of a merger or consolidation in which the Company is not the surviving entity.

                    Each share of the 1996 Series 7% Convertible Preferred Stock shall be convertible, at the option of the holder thereof, into shares of the Common Stock of the Company, at the conversion price equal to 80% of the current market price of the Common Stock, provided, however, the conversion price shall not be less than $3.50 nor more than $5.50 per share of Common Stock. For purposes of such conversion, each share of the 1996 Series 7% Convertible Preferred Stock shall be accepted by the Company for surrender at its Liquidation Amount of $100 per share.

                    During March 1996 the Company issued 20,000 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share. Commissions and expenses totaling $137,925 were incurred in connection with the stock issuances of which $77,925 was paid in cash and $60,000 was paid by issuance of another 600 shares of preferred stock.

                    On June 3, 1996 an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $3.55 per share, which resulted in the issuance of 140,714 shares of Common Stock. This conversion also resulted in the issuance to certain of the Company's financial advisors of options to purchase an additional 2,814 shares of the Common Stock of the Company. This option to purchase is exercisable for a two year period at an exercise price equal to $4.26 per share.

                    On July 29, 1996 two investors converted 2,250 and 500 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $3.65 per share, which resulted in the issuance of 61,643 and 13,698 shares, respectively, of Common Stock.

                    On August 30, 1996 the Company issued a common stock dividend to investors who held the Company's 1996 Series 7% Convertible Preferred Stock. At this date there were 12,850 shares of such stock outstanding. The 7% dividend resulted in a common stock dividend of 9,515 shares based on an issuance price of $4.46 per share.

                    On September 11, 1996 an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $3.50 per share, which resulted in the issuance of 142,857 shares of Common Stock. This conversion also resulted in the issuance to certain of the Company's financial advisors of options to purchase an additional 2,857 shares of the Common Stock of the Company. This option to purchase is exercisable for a two year period at an exercise price equal to $4.20 per share.

                    On September 22, 1996 an investor converted 2,250 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $3.50 per share, which resulted in the issuance of 64,285 shares of Common Stock.

11.    Advance Pay
       Program The Company has established an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at January 31, 1997 is $11,206,666 due the Company under the Advance Pay Program (net of $2,314,727 due the program participants). Income from the program was approximately $1,150,000 during 1997 and was not material in 1996.

12.    Due to
       Retailers    The Company has  arrangements  with certain of its customers whereby the Company is  authorized to collect and deposit in its  own  accounts,  checks  payable  to its  customers  for incentive  payments.  The  Company  retains  the  commission
                    related  to  such   payments   and  pays  the  customer  the
                    difference.  The Company owes retailers  $199,575 at January
                    31, 1997 under such arrangements.

13.    Redeemable
       Common
       Stock During June 1996, the Company issued 100,000 shares of Common Stock to James W. Looman in connection with the purchase of Magazine Marketing, Inc. (Note 9). Pursuant to the terms of the Purchase Agreement, Mr. Looman was granted an option to sell his shares to the Company at a price of $1.00 per share if, at any time during the two year period following the acquisition date (June 28, 1996), the market value of all shares acquired in the transaction becomes less than $100,000 for ten consecutive trading days.

                    Also during June 1996, the Company issued 111,245 shares of Common Stock to United Magazine Company ("United Magazine") in connection with the purchase of Reader's Choice, Inc. (Note 9). Pursuant to the terms of the Purchase Agreement, United Magazine was granted an option to sell its shares to the Company at a price of $4.00 per share if the Company's stock price for the last five days of any calendar quarter during the two year period following the acquisition date (June 30, 1996)is less than $4.00 per share.

                    The stock which was issued in each of the foregoing transactions is recorded at the value which was assigned in each of the respective transactions.

14.    Fair Values
       of Financial
       Instruments  The following  methods and assumptions were used to estimate the fair values of each class of financial instruments for which it is practicable to estimate that value:

                    Trade Receivables and Cash Surrender Value of Life Insurance

                    The carrying amounts approximate fair value because of the short maturity of those instruments.

                    Notes Receivable - Officers

                    The fair value is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                    Accounts Payable and Accrued Expenses, and Amounts Due to Retailers

                    Carrying amounts are reasonable estimates of fair value due to the relatively short period between origination and expected repayment of these instruments.

                    Long-term Debt (Excluding Obligations Under Capital Leases)

                    The carrying amount  approximates the fair value because the
                    financial   instrument  was   originally   recorded  at  its
                    discounted value.

                    Revolving Line of Credit

                    It is presumed that the carrying amount is a reasonable estimate of fair value because the financial instrument bears a variable interest rate.

                    The  estimated  fair  values  of  the  Company's   financial
                    instruments are as follows:
                                                        Carrying         Fair
                    January 31, 1997                      value          value
                    ------------------------------------------------------------

                    Financial Assets
                     Trade receivables                 $12,922,738   $12,922,738
                     Notes receivable - officers       $   233,578   $   207,600
                     Cash surrender value of
                      life insurance                   $   104,358   $   104,358

                    Financial Liabilities
                     Accounts payable and accrued
                      expenses                         $   559,441   $   559,441
                     Due to retailers                  $   199,575   $   199,575
                     Long-term debt (excluding
                      obligations under capital
                      leases)                          $    46,710   $    46,710
                     Revolving line of credit          $ 7,124,000   $ 7,124,000

15.      Earnings
         Per Share  In February 1997, the Financial  Accounting  Standards Board
                    issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the fiscal quarter and year ending January 31, 1998. When the Company adopts SFAS No. 128, it expects to report the following restated amounts:

                                                     1997             1996
                                                     ----             ----

                            Basic                   (.09)              .03

                            Diluted                 (.09)              .03

16.    Quarterly
       Financial Data
       (unaudited)

                                              Quarters Ended
                         -------------------------------------------------------

1997                       April 30      July 31       October 31    January 31
--------------------------------------------------------------------------------

Net Sales                  $1,453,968   $1,304,530     $2,100,190    $2,439,759

Gross Profit                  249,130      147,022        795,390     1,042,317

Net Income (Loss)            (470,229)    (435,311)        62,410       239,813

Earnings (loss) per
  common share
                               (0.07)        (0.07)          0.01          0.04
Weighted average
  number of common
  shares outstanding        6,379,900    6,508,607      6,793,267     6,879,147


1996
-------------------------

Net Sales                  $2,032,637   $1,887,799     $2,487,985    $1,712,763

Gross Profit                1,101,895    1,086,215      1,064,531       459,321
Net Income (Loss)              80,435      155,726        187,845     (232,012)

Earnings (loss) per
  common share                   0.02         0.02           0.03        (0.04)
Weighted average
  number of common
  shares outstanding        5,340,000    6,299,389      6,324,389    6,374,389

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

          Not applicable.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                             Age                  Position
----                             ---                  --------
S. Leslie Flegel                 59       Director, Chairman and Chief Executive
                                          Officer

William H. Lee                   46       Director,    President    and    Chief
                                          Operating Officer

John P. Watkins                  41       Chief Administration Officer

Dwight L. DeGolia                52       Executive Vice President

Robert B. Dixon                  46       Senior Vice President and President -
                                          Periodical Information Management

W. Brian Rodgers                 31       Assistant    Secretary    and    Chief
                                          Financial Officer

Jason S. Flegel                  31       Sr. Vice President of RDA Operations

Robert G. Shupe                  50       Sr.  Vice  President  and  President -
                                          Display Group

Timothy A. Braswell              68       Director

Harry L. "Terry" Franc, III      61       Director

Aron Katzman                     59       Director

Randall S. Minix                 47       Director

S. Leslie Flegel has been a director, Chairman and Chief Executive Officer of the Company since its inception in April 1995. For more than 14 years prior thereto, Mr. Flegel was the principal owner and chief executive officer of Display Information Systems Company ("DISC"), a predecessor of the Company. From January 1992 to June 1993, Mr. Flegel also served as the chief executive officer of NationsMart Corporation, an operator and franchiser of dry cleaning, laundry, shoe repair and formal wear service centers, prior to its December 1993 initial public offering of securities.

William H. Lee has been a director, President and Chief Operating Officer of the Company since its inception in April 1995. For approximately 14 years prior thereto, Mr. Lee was the principal owner and chief executive officer of Periodical Marketing and Management, Inc. ("PMM"), a predecessor of the Company.

John P. Watkins has served as Chief Administration Officer since February 1, 1996. For more than 16 years prior thereto, Mr. Watkins served in several senior management positions with Food Lion, Inc., a seven billion dollar retail grocery chain. From September, 1992 to July 1995, Mr. Watkins served as Senior Vice President and Chief Operating Officer and a member of the Board of Directors of Food Lion, Inc.

Dwight L. DeGolia has served as Executive Vice President of the Company since its commencement of operations in May 1995. For more than 10 years prior thereto, Mr. DeGolia served as executive vice president of sales and marketing for DISC. From 1986 to 1993, Mr. DeGolia also served as a director of Advanced Marketing Services, a leading supplier of books to wholesale clubs.

Robert B. Dixon became Senior Vice President and President - Periodical Information Management in June 1995. For more than 13 years prior thereto, Mr. Dixon served as President and was the principal shareholder of Dixon's Modern Marketing Concepts, Inc. and related entities.

W. Brian Rodgers has served as Assistant Secretary of the Company and Chief Financial Officer since October 1996. Prior to joining the Company, Mr. Rodgers practiced for seven years as a certified public accountant with BDO Seidman, LLP.

Jason S. Flegel has served as Senior Vice President of RDA Operations since June 1996. Prior thereto, and since the Company's inception in April 1995, Mr. Flegel served as Vice President - Western Region. Mr. Flegel was an owner and chief financial officer of DISC, a predecessor of the Company. Jason S. Flegel is the son of S. Leslie Flegel.

Robert G. Shupe has served as Senior Vice President since February 1996 and as President - Display Group of the Company since commencement of its operations in May 1995. From February 1985 to January 1995, Mr. Shupe held the position of Executive Vice President - Sales for PMM. Prior to joining PMM, Mr. Shupe was employed in the marketing division of McCall's Magazine.

Timothy A. Braswell has been a director of the Company since it commenced operations in May 1995. He established Braswell Investment Company, a consultant and broker of wholesale magazine businesses in 1994 and is its owner. For more than five years prior thereto, Mr. Braswell was the principal owner and chief executive officer of City News Co. and Dixie News Co., each of which is a wholesale periodical company.

Harry L. "Terry" Franc, III, has been a director of the Company since it commenced operations in May 1995. For more than 20 years, Mr. Franc has served as a director and senior executive officer of Bridge Information Systems, Inc., a St. Louis, Missouri based provider of information services to the securities industry. In addition, Mr. Franc has served as executive vice president of Bridge Trading Company, a registered broker-dealer and member of the New York Stock Exchange. Bridge Trading Company is a subsidiary of Bridge Information Systems, Inc.

Aron Katzman has served as a director of the Company since it commenced operations in May 1995. Mr. Katzman is the President of New Legends, Inc., one of St. Louis' leading country club/residential communities. For more than five years prior to April 1994, when it was sold, Mr. Katzman served as the chairman and chief executive officer of Roman Company, a manufacturer and distributor of fashion custom jewelry. Mr. Katzman is a member of the board of directors of Phonetel Technologies, Inc., a company listed on the American Stock Exchange.

Randall S. Minix has served as a director of the Company since it commenced operations in May 1995. For more than five years, Mr. Minix has been the managing partner of Minix, Morgan & Company, LLP, an independent accounting firm headquartered in Greensboro, North Carolina, and its predecessors.

         The Board of Directors of the Company consists of six members, each of whom serve in such capacity for a three year term or until a successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board of Directors may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board of Directors. The Company's Articles of Incorporation and Bylaws provide for three classes of directorships serving staggered three year terms such that one-third of the directors are elected at each annual meeting of shareholders. The terms of office of Messrs. Braswell and Franc will continue until the 1997 annual meeting of shareholders, the terms of Messrs. Flegel and Lee will continue until the 1998 annual meeting of shareholders, and the terms of Messrs. Katzman and Minix will continue until the 1999 annual meeting of shareholders.

         The Board of Directors of the Company has established an Audit Committee, a Compensation Committee, a Finance Committee and an Acquisition Committee. The Audit Committee is comprised of two non-employee directors, presently Messrs. Minix and Katzman, and has the responsibility of recommending the firm that will serve as the Company's independent auditors, reviewing the scope and results of the audit and services provided by the Company's independent accountants, and meeting with the financial staff of the Company to review accounting procedures and policies. The Compensation Committee is comprised of three non-employee directors, presently Messrs. Katzman, Braswell and Franc, and has been given the responsibility of reviewing the financial records of the Company to determine overall compensation and benefits for executive officers of the Company and to establish and administer the policies which govern employee salaries and benefit plans. The Finance Committee is comprised of two directors, Messrs. Franc and Katzman. The Finance Committee has been given the responsibility of monitoring the Company's capital structure, reviewing available alternatives to satisfy the Company's liquidity and capital requirements and recommending the firm or firms which will provide investment banking and financial advisory services to the Company. The Company's Acquisition Committee is comprised of three directors, presently Messrs. Franc, Braswell and Katzman, and has been given the responsibility of monitoring the Company's search for attractive acquisition opportunities, consulting with members of management to review plans and strategies for the achievement of the Company's external growth objectives and recommending the firm or firms that will serve as advisors to the Company in connection with the evaluation of potential business combinations.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, two persons, Messrs. Jason S. Flegel and W. Brian Rodgers, each failed to timely file a Form 3, Initial Statement of Beneficial Ownership of Securities.

Item 10.  Executive Compensation.

         The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                                             SUMMARY COMPENSATION TABLE

                                                 Annual Compensation
Name of Principal                                                                                      Other Annual
   Position                                    Year     Salary            Bonus                        Compensation(a)

S. Leslie Flegel                               1997     $227,500         $176,398                           $30,624
Chairman and Chief Executive                   1996     $200,000          $26,543                           $30,995
  Officer                                      1995     $171,875              ---                           $22,425

William H. Lee                                 1997     $224,830          $30,000                           $13,944
President and Chief Operating                  1996     $192,646              ---                           $19,006
  Officer                                      1995     $145,000          $60,000                           $25,937

Dwight L. DeGolia                              1997     $140,000           $4,773                           $11,223
Executive Vice President                       1996     $134,884              ---                           $16,739
                                               1995      $97,358              ---                            $9,790

John P. Watkins                                1997     $150,000              ---                           $11,891
Chief Administration Officer                   1996          ---              ---                               ---
                                               1995          ---              ---                               ---

Robert B. Dixon                                1997     $150,000              ---                           $13,907
Senior Vice President and                      1996     $114,000          $50,000                            $5,458
  President - Periodical                       1995      $36,000         $128,500                           $26,982
  Information Management
------------------------

(a) Reflects personal benefits derived by Messrs. Flegel, Lee, DeGolia, Watkins and Dixon primarily in connection with personal use of Company automobiles, country club membership dues and life insurance premiums. In fiscal 1997, the estimated incremental cost to the Company of the use by Messrs. Flegel, Lee, DeGolia, Watkins and Dixon of Company automobiles was $10,339, $8,650, $6,090, $7,800 and $8,597, respectively. In fiscal 1996, such cost was $11,444, $6,234, $6,360, $0 and $3,158, respectively. In fiscal 1995, such cost was $10,417, $8,753, $5,728, $0 and $0, respectively.

         In fiscal 1997, the estimated incremental cost to the Company of the membership dues paid on behalf of Messrs. Flegel, Lee, DeGolia, Watkins and Dixon was $11,192, $2,239, $5,133, $3,330 and $5,310, respectively.
         In fiscal 1996, such cost was $11,503,  $4,738,  $4,751, $0 and $2,300, respectively. In fiscal 1995, such cost was $8,212, $4,356, $4,751, $0 and $2,300, respectively.

         In fiscal 1997, the estimated incremental cost to the Company of life insurance premiums paid on behalf of Messrs. Flegel, Lee, DeGolia, Watkins and Dixon was $9,093, $3,056, $0, $761 and $0, respectively. In fiscal 1996, such cost was $8,048, $8,033, $5,628, $0 and $0, respectively. No life insurance premiums were paid on behalf of the officers in fiscal 1995.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                           Number of Securities          % of Total
                                Underlying          Options/SARS Granted        Exercise or
                           Options/SARS Granted    to Employees in Fiscal       Base Price                   Expiration
                                  #(1)                      Year                  ($/Sh)                       Date
                                  ----                      ----                  ------                       ----

S. Leslie Flegel                     0                        0                        0                         -
William H. Lee                       0                        0                        0                         -
Dwight L. DeGolia                    0                        0                        0                         -
John P. Watkins                   100,000                    44%                     $4.63                    2-01-01
Robert B. Dixon                      0                        0                        0                         -

-------------------------

(1) Options were granted February 1, 1996 and are exercisable 20% a year, cumulatively, for a period of five years.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FYE OPTION/SAR VALUES
                                                                                                       Value of Unexercised
                                                                             Number of Unexercised         In-the Money
                                                                             Option/SARs at Fiscal    Options/SARs at Fiscal
                                  Shares                                          Year End (#)             Year End ($)
                                Acquired on                Value                  Exercisable/             Exercisable/
         Name                  Exercise (#)             Realized ($)             Unexercisable             Unexercisable
         ----                  ------------             ------------             -------------             -------------

S. Leslie Flegel                     0                        0                       0/0                       0/0
William H. Lee                       0                        0                       0/0                       0/0
Dwight L. DeGolia                    0                        0                       0/0                       0/0
John P. Watkins                      0                        0                  40,000/60,000                  0/0
Robert B. Dixon                      0                        0                       0/0                       0/0


Director Compensation.

Under the Company's present policy, each director of the Company who is not also an employee of the Company will receive $1,000 payable in Common Stock of the Company, with the exception of Mr. Minix who will be paid in cash, for each meeting of the Board of Directors attended. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board of Directors and its committees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 31, 1997 concerning the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table contained in this Form 10-KSB, and (iii) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

                              Beneficial Ownership
                              --------------------

Name and Address
of Beneficial Owner                    Number of Shares            Percent
-------------------                    ----------------            -------

S. Leslie Flegel                           1,764,600                 25.0
  11644 Lilburn Park Road
  St. Louis, Missouri 63146

William H. Lee                             1,350,695                 19.2
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

Timothy A. Braswell                          572,201                  8.1
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

Cameron Capital Ltd                          440,713(a)               6.2
   10 Cavendish Rd
   Hamilton Hm 19
   Bermuda

Robert B. Dixon                              301,000                  4.3
  907 Park Drive
  Flossmoor, Illinois 60422

Dwight L. DeGolia                            178,400                  2.5
  11644 Lilburn Park Road
  St. Louis, Missouri 63146

Jason S. Flegel                              177,400                  2.5
   711 Gallimore Dairy Road
   High Point, North Carolina 27265

Aron Katzman                                  81,643                  1.2
  10 Layton Terrace
  St. Louis, Missouri 63124

Robert G. Shupe                               44,727                    *
  4109 Pheasant Run
  Greensboro, North Carolina 27408


John P. Watkins                               40,000(b)                 *
   711 Gallimore Dairy Road
   High Point, North Carolina  27265

Harry L. Franc, III                           31,398                    *
  19 Briarcliff
  St. Louis, Missouri 63124

Randall S. Minix                               7,000                    *
  5502 White Blossom Drive
  Greensboro, North Carolina 27410

All directors and executive                4,549,064                 64.5
officers as a group  (11 persons)

------------------------

         *Less than 1%

(a) Includes 142,857 shares of Common Stock which are or may become issuable to Cameron Capital Ltd. upon conversion of 5,000 shares of Preferred Stock calculated based on the Market Value (as defined) of the Common Stock as of March 31, 1997.

 (b) Includes exercisable options to acquire 40,000 shares of Common Stock at an exercise price of $4.63 per share.

Item 12. Certain Relationships and Related Transactions.

         From time to time, the Company has engaged in various transactions with its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning such transactions and relationships which have occurred during the past two fiscal years or which are presently proposed.

         S. Leslie Flegel, Chairman and Chief Executive Officer of the Company and Dwight L. DeGolia, Executive Vice President of the Company, have from time to time received cash advances from the Company. The largest aggregate amount of such indebtedness outstanding at any time since February 1, 1995 was $270,675 and $14,618, respectively. All such advances are evidenced by promissory notes in favor of the Company. Such notes bear interest at the rate of 7.34% per annum, and are payable in five equal annual installments.

         The Company incurred a debt to Timothy A. Braswell on March 1, 1991 in the amount of $300,000, which accrued interest at the rate of 10% per annum. The indebtedness matured on January 1, 1996 and was paid in full on the maturity date.

         711 Gallimore Partnership, a North Carolina general partnership in which William H. Lee and Robert G. Shupe are partners, provides the Company with certain office space in Greensboro, North Carolina under the terms of a written lease dated June 28, 1991. The lease, as amended in January 1996, provides for annual rent of $150,300 and expires in 2012. In fiscal 1996 and 1997, the Company paid 711 Gallimore Partnership $147,275 and $157,498, respectively, in rent.

         2532 Investments,  Inc., a North Carolina  corporation in which William
H. Lee and Robert G. Shupe are shareholders, had occasionally provided the Company with the use of an airplane. In fiscal 1996, the Company paid 2532 Investments $57,926 in consideration for the use of the airplane.

         Data-Pros, Inc. ("Data-Pros"), a corporation in which William H. Lee and Robert G. Shupe are shareholders, provided the Company with data processing services. In fiscal 1996 and 1997, the Company paid Data-Pros $306,751 and $274,893, respectively, for such services. On January 1, 1997 the Company purchased the assets of Data-Pros for $45,000.

         On June 15, 1995, the Company acquired all of the business and assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc. in exchange for the issuance of an aggregate of 300,000 shares of Common Stock. Robert B. Dixon was the President and principal shareholder of each of these corporations.

         Robert B. Dixon, Executive Vice President and President-Periodical Information Management, provided the Company with office space in Chicago Heights, Illinois under the terms of a written lease dated January 1, 1993. The lease provided for annual rent of $36,000 and expired on December 31, 1996. Currently, the space is leased on a month-to-month basis. In fiscal 1996 and 1997, the Company paid Mr. Dixon $36,000 and $36,000, respectively, in rent.

         From time to time, the Company has been engaged by Specialty Marketing Co., Inc., a corporation in which Robert B. Dixon is the principal shareholder, to provide consulting services. In fiscal 1996, Specialty Marketing Co., Inc. paid the Company $85,611 in consideration for the Company's services.

         FMG, Inc., a North Carolina corporation in which William H. Lee and Robert G. Shupe are shareholders, has from time to time received cash advances from the Company. There were no such outstanding advances at January 31, 1997.

         On March 11, 1996, the Company sold an aggregate of 5,000 shares of its Preferred Stock in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, to Messrs. Braswell, Franc and Katzman. Messrs. Braswell, Franc and Katzman purchased 2,250, 500 and 2,250 shares, respectively. The Company received payment for the shares from each of the purchasers in the amount of $100 per share. During the year Messrs. Braswell, Franc and Katzman converted their Preferred Stock to 64,285, 13,698 and 64,643 shares of common stock, respectively.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits.
         See Exhibit Index.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SOURCE COMPANY


Date:  April    , 1997                   /s/ W. Brian Rodgers
                                         _______________________________________
                                         W. Brian Rodgers
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


April      , 1997                        /s/ S. Leslie Flegel
                                         _______________________________________
                                         S. Leslie Flegel
                                         Chief Executive Officers and
                                         Chairman of the Board
                                         (Principal Executive Officer)



April      , 1997                        /s/ W. Brian Rodgers
                                         _______________________________________
                                         W. Brian Rodgers
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



April      , 1997                        /s/ William H. Lee
                                         _______________________________________
                                         William H. Lee
                                         President, Chief Operating Officer
                                         and Director



April      , 1997
                                         _______________________________________
                                         Timothy A. Braswell
                                         Director

April      , 1997                        /s/ Harry L. "Terry" Franc, III
                                         _______________________________________
                                         Harry L. "Terry" Franc, III
                                         Director




April      , 1997                        /s/ Aron Katzman
                                         _______________________________________
                                         Aron Katzman
                                         Director



April      , 1997                        /s/ Randall S. Minix
                                         _______________________________________
                                         Randall S. Minix
                                         Director

                         EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3.1*              Articles of Incorporation of the Company

3.2*              Bylaws of the Company

4.1*              Form of Common Stock Certificate

4.2**             Form of 1996 Series 7% Convertible Preferred Stock
                    Certificate

4.3**             Certificate of and Designations, Preferences and Relative
                    Rights of 1996 Series 7% Convertible Preferred Stock

10.1*             Form of Promissory Notes with S. Leslie Flegel and
                    Dwight DeGolia

10.2*             Form of Indemnity Agreement with Officers and Directors

10.3*             Lease Agreement dated June 28, 1991 with 711 Gallimore
                    Partnership

10.6*             Lease Agreement dated January 1, 1993 with Robert B. Dixon

10.7**            1995 Incentive Stock Option Plan adopted as of
                    August 23, 1996

10.8**            Addendum to the Lease Agreement, dated as of
                    January 1, 1994, with 711 Gallimore Partnership

10.9**            Addendum to the Lease Agreement, dated as of
                    January 1, 1996, with 711 Gallimore Partnership

10.10**           Addendum to the Lease Agreement, dated as of
                    April 1, 1996, with 711 Gallimore Partnership

10.11**           Addendum to the Lease Agreement, dated as of
                    April 25, 1996, with 711 Gallimore Partnership

10.12            Stock Acquisition Agreement dated as of June 20, 1996
                    among James Looman, the sole shareholder of Magazine Marketing, Inc., Magazine Marketing, Inc. and The Source Company, filed as exhibit 10.14 to the Company's Form 8-K dated June 28, 1996, and incorporated herein by this reference.

10.13            $8,700,000 Credit Agreement Dated As Of November 14, 1996
                    Between The Source Company and Wachovia Bank of North Carolina, N.A.

10.14            Amendment To Credit Agreement dated December 19, 1996
                    by and between The Source Company and Wachovia Bank of North Carolina, N.A.

10.15            Amendment To Credit Agreement dated January 31, 1997 by
                    and between The Source Company and Wachovia Bank of North Carolina, N.A.

10.16            The Source Company Common Stock Award Plan filed as
                    exhibit 4.4 to the Company's Registration Statement on Form S-8 (File no. 333-16039) and incorporated herein by this reference.

10.17            The Source Company 1995 Incentive Stock Option Plan filed as exhibit 4.5 to the Company's Registration Statement on Form S-8 (File no. 333-16039) and incorporated herein by this reference.

11.1              Statement re: computation of per share earnings

21.1              Subsidiaries of the registrant

23.1              Consent of BDO Seidman, LLP

27.1              Financial Data Schedule (Filed in EDGAR version only)

99.1              Cautionary Statement Identifying Important Factors that
                    Could Cause the Company's Actual Results to Differ from those Projected in Forward Looking Statements.

-------------------------

* Incorporated by reference to Registration Statement on Form 10-SB (Commission file no. 0-26238) first filed on June 12, 1995.

** Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1996.