Form 10QSB
period 1997-04-30
SOURCE CO
filed 1997-06-16
CIK 943605

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 (Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended April 30, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes|X|    No   |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,049,199 (as of May 31,
1997)

         Transitional  Small  Business  Disclosure  Format (check one):
Yes |_|  No|X|

                               THE SOURCE COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

ITEM 1.       Financial Statements

              Unaudited Balance Sheet as of April 30, 1997

              Unaudited Statements of Operations for the three months ended April 30, 1997 and 1996

              Unaudited Statements of Cash Flows for the three months ended April 30, 1997 and 1996

              Notes to Financial Statements

ITEM 2.       Management's Discussion and Analysis


                           PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

                                                              THE SOURCE COMPANY
                                                         Unaudited Balance Sheet

                                                                  April 30, 1997
--------------------------------------------------------------------------------

Assets (Note 3)
     Cash                                                       $         78,816
     Trade receivables (net of allowance
       for doubtful accounts of $312,940)(Note 5)                     13,559,544
     Notes recevable - officers (Note 1)                                 108,530
     Other current assets                                                182,762
--------------------------------------------------------------------------------
Total Current Assets                                                  13,929,652
--------------------------------------------------------------------------------
Office equipment and furniture                                         1,888,713
Less accumulated depreciation and amortization                         1,250,554
--------------------------------------------------------------------------------
Net Office Equipment and Furniture                                       638,159
--------------------------------------------------------------------------------

Other Assets
     Notes receivable - officers (Note 1)                                125,048
     Goodwill, net of accumulated amortization of $90,325              1,004,708
     Other                                                               192,791
--------------------------------------------------------------------------------
Total Other Assets                                                     1,322,547
--------------------------------------------------------------------------------

                                                                $     15,890,358
--------------------------------------------------------------------------------

                                                              THE SOURCE COMPANY
                                                         Unaudited Balance Sheet
                                                                  April 30, 1997
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current
     Revolving line of credit (Note 3)                          $      9,696,000
     Checks issued against future deposits                               793,358
     Accounts payable and accrued expenses                               389,177
     Due to retailers (Note 6)                                           188,303
     Income tax payable (Note 7)                                         154,466
     Deferred income taxes (Note 7)                                       20,000
     Current maturities of long-term debt (Note 2)                        70,816
--------------------------------------------------------------------------------
Total Current Liabilities                                             11,312,120
--------------------------------------------------------------------------------
Long-term Debt, less current maturities (Note 2)                           5,166
--------------------------------------------------------------------------------
Deferred Income Taxes (Note 7)                                           145,000
--------------------------------------------------------------------------------
Total Liabilities                                                     11,462,286
--------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------

Redeemable Preferred Stock, $.01 par - shares authorized, 2,000,000;
     outstanding, 5,600                                                  522,506
Redeemable Common Stock
     111,245 shares outstanding                                          503,820
--------------------------------------------------------------------------------
                                                                       1,026,326
--------------------------------------------------------------------------------

Stockholders' Equity
     Common Stock, $.01 par - shares authorized, 20,000,000;
         outstanding 6,937,954                                            69,379
     Additional paid-in-capital                                        2,764,646
     Retained earnings                                                   567,721
--------------------------------------------------------------------------------
Total Stockholders' Equity                                             3,401,746
--------------------------------------------------------------------------------

                                                                $     15,890,358
--------------------------------------------------------------------------------


                                                                                                 THE SOURCE COMPANY
                                                                                 Unaudited Statements of Operations

Three Months Ended April 30,                                                            1997                1996
--------------------------------------------------------------------------------------------------------------------

Service Revenues                                                                  $   2,519,531       $   1,424,030
Merchandise Revenues                                                                      8,348              29,938
--------------------------------------------------------------------------------------------------------------------
                                                                                      2,527,879           1,453,968
--------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                                              1,261,226           1,204,838
Cost of Merchandise Sold                                                                 32,720                   0
--------------------------------------------------------------------------------------------------------------------
                                                                                      1,293,946           1,204,838
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                          1,233,933             249,130
Selling, General and Administrative Expense                                             527,786             876,902
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                                 706,147           (627,772)
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                               6,258               8,956
            Interest expense                                                          (202,136)            (42,322)
            Other                                                                      (19,142)             (5,955)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                          (215,020)            (39,321)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                                       491,127           (667,093)
Income Tax Expense (Benefit) (Note 7)                                                   235,000           (196,864)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                 $     256,127       $   (470,229)
--------------------------------------------------------------------------------------------------------------------

Earnings (Loss) per Share - Primary and Fully Diluted                             $         .04       $
                                                                                                             (0.07)
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Primary and Fully Diluted                    6,935,525           6,379,900
--------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                                                 THE SOURCE COMPANY

                                                                                 Unaudited Statements of Cash Flows

Three Months Ended April 30,                                                       1997                  1996
--------------------------------------------------------------------------------------------------------------------

Operating Activities
     Net income (loss)                                                      $         256,127    $        (470,229)
     Adjustments to reconcile net income to
       cash used in operating activities:
         Depreciation and amortization                                                 77,165                44,566
         Provision for losses on accounts receivable                                 (10,647)              (16,376)
         Impairment of investment in limited partnership                                5,000                 5,000
         Increase in cash surrender value of life insurance                          (21,027)                     -
         Deferred income taxes                                                       (32,000)              (41,000)
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                             (626,159)               327,263
             Decrease (increase) in other assets                                      119,365             (307,540)
             Decrease in checks issued against future deposits                    (2,432,310)
                                                                                                                  -
             Decrease in accounts payable and accrued expenses                       (15,798)             (525,698)
             (Decrease) increase in amounts due customers                            (11,272)               111,571
--------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                                 (2,691,556)             (872,443)
--------------------------------------------------------------------------------------------------------------------

Investment Activities
     Loan to affiliate                                                                (9,843)                     -
     Loans to officers                                                                      -              (54,034)
     Collections on notes receivable                                                        -                 3,417
     Proceeds from surrender of life insurance policies                                83,959                     -
     Capital expenditures                                                           (115,079)              (53,559)
--------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                                                    (40,963)             (104,176)
--------------------------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of Common Stock                                                 -                30,000
     Proceeds from issuance of Preferred Stock                                              -             1,922,075
     Borrowings under credit facility                                               9,740,000                     -
     Principal payments on credit facility                                        (7,168,000)              (19,714)
     Borrowings under short-term debt agreements                                            -               311,000
     Repayments under short-term debt agreements                                     (16,035)             (217,000)
     Registration costs                                                              (29,548)                     -
     Preferred Stock dividends                                                            (3)                     -
--------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                               2,526,414             2,026,361
--------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                                         (206,105)             1,049,742

Cash, beginning of period                                                             284,921                23,828
--------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                         $          78,816    $        1,073,570
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                              THE SOURCE COMPANY
--------------------------------------------------------------------------------

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.     Related Party
       Transactions       The  Company  purchased  $110,000  in data  processing
                          services from an employment service company owned by certain officers of the Company during the three months ended April 30, 1996. The Company acquired this employment service company for $45,000 on January 1, 1997.

                          One of the Company's stockholders also owns a majority of the stock of FMG, Inc., primarily an investing company. At April 30, 1996, the Company had a receivable from FMG of $53,171 at prime plus .5%. The receivable was collected in full on November 5, 1996.

                          The Company currently leases certain office space from businesses controlled by stockholders of the Company. Amounts paid for the office space were approximately $57,300 and $46,600 for the three months ended April 30, 1997 and 1996, respectively. The Company occasionally charters an airplane owned by a partnership in which one of the Company's stockholders owns an interest. Amounts paid to the partnership were $2,700 and $0 for the three months ended April 30, 1997 and 1996, respectively.

                          Certain officers of the company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amounts of $233,578. Such notes bear interest at the rate of 7.34% per annum.


2.     Long-term          Long-term debt consists of:
       Debt
                          April 30,                                      1997
                          ------------------------------------------------------

                          Unsecured  note payable to  stockholder
                          (former  owner of  Magazine  Marketing,
                          Inc.), non-interest bearing, payable in
                          eight    quarterly    installments   of
                          $10,000,   discounted   based   on  the
                          Company's  effective  borrowing  rate      $  37,790

                          Obligations  under capital lease              38,192
                          ------------------------------------------------------
                          Total Long-term Debt                          75,982

                          Less current maturities                       70,816
                          ------------------------------------------------------

                          Long-term Debt                              $  5,166
                          ------------------------------------------------------

3.     Revolving Credit
       Facility The Company has an agreement providing for a revolving loan up to $12,500,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 9.1875% at April 30, 1997). Borrowings are secured by personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses and by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                          The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was not in compliance with certain ratios at April 30, 1997, and, consequently, the debt has been classified as current.


4.     Supplemental
       Cash Flow
       Information        Supplemental  information on interest and income taxes
                          paid is as follows:

                          Three Months Ended April 30,       1997        1996
                          ------------------------------------------------------

                          Interest Paid                    $173,000    $  41,000

                          Income Taxes Paid (Refunded)     $(59,000)   $ 222,000
                          ------------------------------------------------------

                          On February  28,  1997,  7,721  shares of Common Stock
                          were   issued   as  a   dividend   to  the   Preferred
                          Stockholders as of that date.


5.     Advance Pay
       Program            The Company has  established  an Advance Pay  Program.
                          Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at April 30, 1997 is $11,821,316 due the Company under the Advance Pay Program (net of $2,682,766 due the program participants). Income from the program was approximately $809,000 and $277,000 during the three months ended April 30, 1997 and 1996, respectively.

6.     Due to
       Retailers          The  Company  has  arrangements  with  certain  of its
                          customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers
                          $188,303 at April 30, 1997 under such arrangements.


7.     Income Taxes       Provision for federal and state income taxes (benefit)
                          in  the  statements  of  operations   consist  of  the
                          following components:

                          Quarter Ended April 30,        1997            1996
                          ------------------------------------------------------
                          Current
                             Federal                  $213,000        $(113,488)
                             State                      54,000          (42,376)
                          ------------------------------------------------------
                          Total Current                267,000         (155,864)
                          ------------------------------------------------------

                          Deferred
                             Federal                   (26,000)         (36,000)
                             State                      (6,000)          (5,000)
                          ------------------------------------------------------
                                                       (32,000)         (41,000)
                          ------------------------------------------------------

                          Total Income Tax (Benefit)
                            Expense                   $235,000        $(196,864)
                          ------------------------------------------------------

                          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                          April 30,                                        1997
                          ------------------------------------------------------
                          Deferred Tax Assets
                            Allowance for doubtful accounts           $  122,000
                            Deferred compensation                         18,000
                            Other                                         12,000
                          ------------------------------------------------------
                          Total Deferred Tax Assets                      152,000
                          ------------------------------------------------------

                          Deferred Tax Liabilities
                            Income not previously taxed
                            under cash basis of accounting
                            for income tax purposes                      274,000
                          Depreciation                                    26,000
                          Other                                           17,000
                          ------------------------------------------------------
                          Total Deferred Tax Liabilities                 317,000
                          ------------------------------------------------------

                          ------------------------------------------------------
                          Net Deferred Tax Liability                     165,000
                          ------------------------------------------------------

                          Classified as:
                            Current                                       20,000
                            Non-current                                  145,000
                          ------------------------------------------------------

                          Net Deferred Tax Liability                  $  165,000
                          -----------------------------------------------------

                          The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate for the first quarters of fiscal 1998 and 1997:

                          Quarter Ended April 30,          1997            1996
                          ------------------------------------------------------
                          Income tax expense (benefit)
                            at statutory rate            $167,000     $(226,000)
                          State income tax expense
                            (benefit), net of
                            federal income tax benefit     36,000       (27,000)
                          Non-deductible meals and
                            entertainment                  10,000        15,000
                          Non-deductible goodwill
                            amortization                   10,000         1,000
                          Non-deductible officers'
                            life insurance                  4,000        10,000
                          Other, net                        8,000        30,136
                          ------------------------------------------------------

                          Income Tax Expense (Benefit)   $235,000     $(196,864)
                          ------------------------------------------------------

8. Subsequent Events      On May 30, 1997, the Company acquired all of the stock
                          of  Mike  Kessler  and  Associates,   Inc.  (MKA)  for
                          $2,500,000  of which  $350,000 was paid upon  closing.
                          The balance is due January 5, 1998 with interest at 6.25%. Wachovia Bank of North Carolina, N.A. issued a standby letter of credit for $2,231,912 for the benefit of the former owner of MKA covering the period from May 30, 1997 through January 31, 1998.

                          The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company intends to continue the operation of such business.


9. Unaudited Financial    In the opinion of management,  the unaudited financial
    Statements            information  as of April  30,  1997  contained  herein
                          reflects all  adjustments  (consisting  only of normal
                          recurring  adjustments)  necessary  to fairly  present
                          such information in accordance with generally accepted
                          accounting  principles.  The results of operations for
                          the  three   months  ended  April  30,  1997  are  not
                          necessarily indicative of the results to be expected for the entire year.

                          The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended January 31, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

         The Company provides monitoring, documentation and collection services required to obtain single copy magazine sales incentive payments available from magazine publishers to magazine and periodical retailers. The Company has developed a contractual relationship with approximately 50,000 mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and in eastern Canada under which it provides such services and related merchandising services on a frequent basis and holds power of attorney from its retailer clients to collect incentive payments from publishers.

         The Company has engaged in several acquisitions in order to expand its market presence and increase the number of its mid-sized chain retailer clients. In June of 1995 the Company acquired all of the business and assets of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc., both of Chicago Heights, Illinois, in exchange for the issuance of an aggregate of 300,000 shares of Common Stock. The Company expanded its operations in the upper midwest through the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc., formerly a wholly owned subsidiary of United Magazine Company. On May 30, 1997, the Company continued to expand by acquiring Mike Kessler and Associates, Inc. located in Fair Lawn, New Jersey.

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

Results of Operations

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenues:

                                                 Three Months Ended April 30,
                                                 ----------------------------
                                                1997                      1996
                                                ----                      ----

Service Revenues                                99.7%                     97.9%

Merchandise Revenues                             0.3%                      2.1%

Total Revenues                                 100.0%                    100.0%

Cost of Service Revenues                        49.9%                     82.9%

Cost of Merchandise Sold                         1.3%                      0.0%

Gross Profit                                    48.8%                     17.1%

Selling, General & Administrative
  Expense                                       20.9%                     60.3%

Operating Income (Loss)                         27.9%                   (43.2)%

Interest Expense, Net                          (7.7)%                    (2.3)%

Other Income (Expense), Net                    (0.8)%                    (0.4)%

Income (Loss) Before Income Taxes               19.4%                   (45.9)%

Net Income (Loss)                               10.1%                   (32.3)%

Service Revenues

         Increased retailer participation in the Advance Pay Program, the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc. and the implementation of PIN during the third quarter of fiscal year 1997 contributed to an increase in service revenue during the first quarter of fiscal 1998 of approximately $817,000 over the comparable period in fiscal 1997. Also, space design revenue increased from $32,000 for the quarter ended April 30, 1996 to $310,000 for the quarter ended April 30, 1997. Currently, the Company is negotiating flat fee arrangements; however, historically, space design revenues have been recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control.

Merchandise Revenues and Cost of Merchandise Sold

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

Cost of Service Revenues and Selling, General and Administrative Expense ("Total Costs")

         Total Costs decreased approximately $293,000. Bad debt expense decreased $151,000 causing the largest decrease in Total Costs. Travel and entertainment expenses decreased $23,000 and $16,000, respectively. Life insurance expense decreased $26,000 due to the surrender of certain policies during the fourth quarter of fiscal year 1997. Contract labor and data entry costs decreased $120,000 as a result of permanent hirings. However, these decreases were partially offset by increased labor costs. Depreciation and amortization increased $32,000 due to business acquisitions and capital expenditures that occurred subsequent to the first quarter of fiscal 1997.

Interest Expense

         Interest  Expense  increased  $160,000  due  to  increased   borrowings
necessary to fund the Advance Pay Program.

Income Tax Expense (Benefit)

         The effective income tax rate for the quarter ended April 30, 1997 was 47.8%. This rate varied from the statutory rate due to expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

Liquidity and Capital Resources

         The Company's primary cash requirements are for funding the Advance Pay Program and selling, general and administrative expenses (particularly salaries and travel) incurred in connection with the solicitation of new clients and the maintenance of existing accounts. Historically, the Company has financed its business activities through short-term borrowings under available lines of credit, cash flow from operations and through the issuance of equity securities.

         Net cash used by operating activities increased from $872,000 during the quarter ended April 30, 1996 to $2,692,000 during the quarter ended April 30, 1997. During the quarter ended April 30, 1997, $2,432,000 was used to cover checks drawn against future deposits at January 31, 1997 and net cash used for the Advance Pay Program was approximately $287,000.

         The average collection period for the three month period ended April 30, 1997 was 127 days compared to 122 days for the three month period ended
April 30, 1996. The collection periods were calculated as follows: 365 days/(Revenues/Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At April 30, 1997, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $12,500,000 with Wachovia Bank of North Carolina, N.A. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses and by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

         On February 28, 1997, the Company issued 7,721 shares of Common Stock as a dividend to the Preferred Stockholders as of that date.

         At April 30, 1997, the Company's total long-term debt obligations were $76,000. Of such amount, $71,000 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived primarily from cash flows from operations.

         On May 30, 1997, the Company acquired all of the stock of Mike Kessler and Associates, Inc. (MKA) for $2,500,000 of which $350,000 was paid upon closing. The balance is due January 5, 1998 with interest at 6.25%. Wachovia Bank of North Carolina, N.A. issued a standby letter of credit for $2,231,912 for the benefit of the former owner of MKA covering the period from May 30, 1997 through January 31, 1998. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company intends to continue the operation of such business.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) No current reports on Form 8-K have been filed during the three months ended April 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE SOURCE COMPANY


Date:  June 16, 1997                          /s/ W. BRIAN RODGERS
                                              -----------------------------
                                              W. Brian Rodgers
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description

27.1                       Financial Data Schedule (Filed in EDGAR version only)