Form 10QSB
period 1997-07-31
SOURCE INFORMATION MANAGEMENT CO
filed 1997-09-15
CIK 943605

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

 (Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended July 31, 1997

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number   0-26238

                    The Source Information Management Company
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


                               The Source Company
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,165,953 (as of July 31,
1997)

   Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                      Page

ITEM 1.       Financial Statements

              Unaudited Balance Sheet as of July 31, 1997                1

              Unaudited Statements of Operations for the three
              months ended July 31, 1997 and 1996 and for the
              six months ended July 31, 1997 and 1996                    3

              Unaudited Statements of Cash Flows for the six
              months ended July 31, 1997 and 1996                        4

              Notes to Financial Statements                              5

ITEM 2.       Management's Discussion and Analysis                      12


                           PART II - OTHER INFORMATION

ITEM 2.       Changes in Securities                                     17

ITEM 4.       Submission of Matters to a Vote of Security Holders       17

ITEM 6.       Exhibits and Reports on Form 8-K                          17

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                             Unaudited Balance Sheet

                                  July 31, 1997
-------------------------------------------------------------------------------

Assets (Note 3)
Current
     Cash                                                        $      70,718
     Trade receivables (net of allowance for doubtful
        accounts of $374,289) (Note 5)                              15,336,384
     Notes receivable - officers (Note 2)                              108,530
     Other current assets                                              272,378
-------------------------------------------------------------------------------
Total Current Assets                                                15,788,010
-------------------------------------------------------------------------------
Office equipment and furniture                                       2,030,361
Less accumulated depreciation and amortization                       1,313,535
-------------------------------------------------------------------------------
Net Office Equipment and Furniture                                     716,826
-------------------------------------------------------------------------------

Other Assets
     Notes receivable - officers (Note 2)                              135,048
     Goodwill (net of accumulated amortization of $134,267)          3,285,112
     Other                                                             154,050
-------------------------------------------------------------------------------
Total Other Assets                                                   3,574,210
-------------------------------------------------------------------------------
                                                              $     20,079,046
-------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                             Unaudited Balance Sheet

                                  July 31, 1997
------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current
     Checks issued against future deposits                   $        438,188
     Accounts payable and accrued expenses                            660,306
     Due to retailers (Note 6)                                        167,741
     Income tax payable                                               555,350
     Deferred income taxes (Note 7)                                    72,000
     Current maturities of long-term debt (Note 3)                  2,213,235
------------------------------------------------------------------------------
Total Current Liabilities                                           4,106,820
------------------------------------------------------------------------------
Long-term Debt, less current maturities (Note 3)                   10,960,682
------------------------------------------------------------------------------
Deferred Income Taxes (Note 7)                                        242,000
------------------------------------------------------------------------------
Total Liabilities                                                  15,309,502
------------------------------------------------------------------------------

Commitments and Contingencies
------------------------------------------------------------------------------

Redeemable Common Stock
     111,245 shares outstanding                                       503,820
------------------------------------------------------------------------------

Stockholders' Equity
     Common Stock, $.01 par - shares authorized,
       20,000,000; outstanding 7,165,953                               71,659
     Additional paid-in capital                                     3,292,872
     Retained earnings                                                901,193
------------------------------------------------------------------------------
Total Stockholders' Equity                                          4,265,724
------------------------------------------------------------------------------

                                                             $     20,079,046
------------------------------------------------------------------------------

                 See accompanying notes to financial statements


                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                       Unaudited Statements of Operations

-----------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended July 31,             Six Months Ended July 31,
                                             -----------------------------------    -----------------------------------
                                                    1997               1996                1997               1996
-----------------------------------------------------------------------------------------------------------------------

Service Revenues                             $     2,940,137    $     1,209,928     $     5,459,668    $     2,633,958
Merchandise Revenues                                       -                                  8,348            124,540
                                                                         94,602
-----------------------------------------------------------------------------------------------------------------------
                                                   2,940,137          1,304,530           5,468,016          2,758,498
-----------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                           1,590,631          1,146,254           2,851,857          2,351,092
Cost of Merchandise Sold                                   -                                 32,720             11,254
                                                                         11,254
-----------------------------------------------------------------------------------------------------------------------
                                                   1,590,631          1,157,508           2,884,577          2,362,346
-----------------------------------------------------------------------------------------------------------------------
                                                   1,349,506            147,022           2,583,439            396,152
Selling, General and Administrative
Expense                                              534,341                              1,062,128          1,671,502
                                                                        794,600
-----------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                              815,165          (647,578)           1,521,311        (1,275,350)
-----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                            7,404                                 13,662
                                                                          7,284                                 16,240
            Interest expense                       (213,614)                              (415,750)          (114,178)
                                                                       (71,856)
            Other                                   (21,483)                               (40,625)
                                                                        (4,760)                               (10,715)
-----------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                       (227,693)           (69,332)           (442,713)          (108,653)
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                    587,472          (716,910)           1,078,598        (1,384,003)
Income Tax (Expense) Benefit (Note 7)              (254,000)                              (489,000)            478,463
                                                                        281,599
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                            $       333,472    $     (435,311)     $       589,598    $     (905,540)
-----------------------------------------------------------------------------------------------------------------------

Earnings (Loss) per Share - Primary
and Fully Diluted                            $          0.03    $        (0.07)     $          0.07    $        (0.14)
-----------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding -
Primary and Fully Diluted                          7,127,482          6,546,092           7,087,838          6,463,909
-----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements


                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                       Unaudited Statements of Cash Flows
Six Months Ended July 31,                                                          1997                  1996
--------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss)                                                      $         589,598    $        (905,540)
     Adjustments to reconcile net income
     to cash used in operating activities:
         Depreciation and amortization                                                184,851                98,812
         Provision for losses on accounts receivable                                   38,672              (35,394)
         Impairment of investment in limited partnership                               10,000                10,000
         Loss on disposition of assets                                                  1,338                     -
         Increase in cash surrender value of life insurance                          (33,743)                     -
         Deferred income taxes                                                      (116,000)             (114,191)
         Services received in exchange for Common Stock                                 8,000                     -
         Changes in assets and liabilities:
             Increase in accounts receivable                                      (1,855,845)             (975,001)
             Decrease (increase) in other assets                                       51,739             (557,556)
             Decrease in checks issued against future deposits                    (2,787,480)                     -
             Increase (decrease) in accounts payable and accrued expenses
                                                                                      399,071             (573,797)
             (Decrease) increase in amounts due customers                            (31,834)                 2,098
--------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                                 (3,541,633)           (3,050,569)
--------------------------------------------------------------------------------------------------------------------

Investment Activities
     Acquisition of Mike Kessler & Associates, Inc., net of cash acquired           (349,777)                     -
     Acquisition of Magazine Marketing, Inc.                                                -             (275,000)
     Capital expenditures                                                           (125,521)             (115,360)
     Loan to affiliate                                                                (5,820)                     -
     Loan to officer                                                                 (10,000)                     -
     Collections from related party                                                         -                22,000
     Collections on notes receivable                                                        -                32,475
     Proceeds from sale of fixed assets                                                 2,000                     -
     Proceeds from surrender of life insurance policies                                83,959                     -
--------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                                                   (405,159)             (335,885)
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements


                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                       Unaudited Statements of Cash Flows

Six Months Ended July 31,                                                          1997                  1996
--------------------------------------------------------------------------------------------------------------------
Financing Activities
     Proceeds from issuance of Common Stock                                                 -                30,000
     Proceeds from issuance of Preferred Stock                                              -             1,922,075
     Borrowings under credit facility                                              17,218,000               281,318
     Principal payments on credit facility                                       (13,393,000)              (62,420)
     Borrowings under short-term debt agreements                                            -             2,076,000
     Repayments under short-term debt agreements                                     (34,098)             (325,000)
     Registration costs                                                              (58,310)                     -
     Preferred Stock dividends                                                            (3)                     -
--------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                               3,732,589             3,921,973
--------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                                         (214,203)               535,519

Cash, beginning of period                                                             284,921                23,828
--------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                         $          70,718    $          559,347
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                          Notes to Financial Statements

1.     Unaudited Financial Statements

       In the opinion of management, the unaudited financial information as of July 31, 1997 contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire year.


2.     Related Party Transaction

       The Company purchased $174,000 in data processing services from an employment service company owned by certain officers of the Company during the six months ended July 31, 1996. The Company acquired this employment service company for $45,000 on January 1, 1997.

       One of the Company's stockholders also owns a majority of the stock of FMG, Inc., primarily an investing company. At July 31, 1996, the Company had a receivable from FMG of $31,171 at prime plus .5%. The receivable was collected in full on November 5, 1996.

       The Company currently leases certain office space from businesses controlled by stockholders of the Company. Amounts paid for the office space were approximately $108,000 and $95,000 for the six months ended July 31, 1997 and 1996, respectively. The Company occasionally charters an airplane owned by a partnership in which one of the Company's stockholders owns an interest. Amounts paid to the partnership were $5,200 and $0 for the six months ended July 31, 1997 and 1996, respectively.

       Certain officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amounts of $243,578. Such notes bear interest at the rate of 7.34% per annum.

3.     Long-term  Debt and Revolving Credit Facility

       Long-term debt consists of:

       July 31,                                                                      1997
       -----------------------------------------------------------------------------------

       Revolving Credit Facility                                           $   10,949,000

       Note payable to former owner of Mike Kessler &
       Associates, Inc., payable in full on January 5, 1998, interest at 6.25%, secured by a letter of credit for $2,231,912 for the
       benefit of the former owner                                              2,150,000

       Unsecured note payable to stockholder (former owner of
       Magazine Marketing, Inc.), non-interest bearing, payable
       in eight quarterly installments of $10,000, discounted
       based on the Company's effective borrowing rate                             28,664

       Term note payable in monthly installments of $629
       through November 1999, collateralized by an
       automobile                                                                  15,970

       Obligations under capital lease                                             30,283
       -----------------------------------------------------------------------------------
       Total Long-term Debt                                                    13,173,917

       Less current maturities                                                  2,213,235
       -----------------------------------------------------------------------------------

       Long-term Debt                                                      $   10,960,682
       -----------------------------------------------------------------------------------

       The Company has an agreement providing for a revolving loan up to $12,500,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 9.1875% at July 31, 1997). Borrowings are secured by personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses and by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

       The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was in compliance with such ratios at July 31, 1997.

4.     Supplemental Cash Flow Information


       Supplemental information on interest and income taxes paid is as follows:

       Six Months Ended July 31,                   1997                 1996
       ----------------------------------------------------------------------

       Interest Paid                     $      359,000   $          112,000

       Income Taxes Paid (Refunded)      $    (122,000)   $          286,000
       ----------------------------------------------------------------------

       On February 28, 1997, 7,721 shares of Common Stock were issued as a dividend to the Preferred Stockholders.


5.     Advance Pay Program

       The Company has established an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at July 31, 1997 is $11,159,322 due the Company under the Advance Pay Program (net of $3,782,255 due the program participants). Income from the program was approximately $1,838,000 and $483,000 during the six months ended July 31, 1997 and 1996, respectively.


6.     Due to Retailers

       The Company has arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $167,741 at July 31, 1997 under such arrangements.

7.     Income Taxes

       Provision for federal and state income taxes (benefit) in the statements of operations consist of the following components:

       Six Months Ended July 31,                     1997             1996
       ----------------------------------------------------------------------
        Current
          Federal                            $       482,000  $    (295,463)
          State                                      123,000       (110,000)
       ----------------------------------------------------------------------
       Total Current                                 605,000       (405,463)
       ----------------------------------------------------------------------
       Deferred
          Federal                                   (93,000)        (53,000)
          State                                     (23,000)        (20,000)
       ----------------------------------------------------------------------
       Total Deferred                              (116,000)        (73,000)
       ----------------------------------------------------------------------
       Total Income Tax (Benefit) Expense    $       489,000  $    (478,463)
       ----------------------------------------------------------------------

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

        July 31,                                                    1997
        -------------------------------------------------------------------
        Deferred Tax Assets
           Allowance for doubtful accounts                   $     146,000
           Deferred compensation                                    22,000
           Other                                                    13,000
        -------------------------------------------------------------------
        Total Deferred Tax Assets                                  181,000
        -------------------------------------------------------------------
        Deferred Tax Liabilities
           Income not previously taxed under cash
           basis of accounting for income tax purposes             455,000
           Depreciation                                             25,000
           Other                                                    15,000
        -------------------------------------------------------------------
        Total Deferred Tax Liabilities                             495,000
        -------------------------------------------------------------------
        Net Deferred Tax Liability                                 314,000
        -------------------------------------------------------------------
        Classified as:
           Current                                                  72,000
           Non-current                                             242,000
        -------------------------------------------------------------------
        Net Deferred Tax Liability                           $     314,000
        -------------------------------------------------------------------

       The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate for the first six months of fiscal 1998 and 1997:

       Six Months Ended July 31,                                  1997            1996
       -----------------------------------------------------------------------------------
       Income tax expense (benefit) at statutory rate       $      367,000   $  (470,000)
       State income tax expense (benefit), net of
       federal income tax benefit                                   80,000       (58,000)
       Non-deductible meals and entertainment                       10,000         13,000
       Non-deductible goodwill amortization                         21,000          3,000
       Non-deductible officers' life insurance                       2,000         14,000
       Other, net                                                    9,000         19,537
       -----------------------------------------------------------------------------------
       Income Tax Expense (Benefit)                         $      489,000   $  (478,463)
       -----------------------------------------------------------------------------------


8.     Business Combinations

       On May 30, 1997, the Company acquired all of the stock of Mike Kessler and Associates, Inc. (MKA) for $2,500,000 of which $350,000 was paid upon closing. The balance is due January 5, 1998 with interest at 6.25%. Wachovia Bank of North Carolina, N.A. issued a standby letter of credit for $2,231,912 for the benefit of the former owner of MKA covering the period from May 30, 1997 through January 31, 1998. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company has continued the operation of such business and has continued servicing MKA's customer base.

       This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired in the amount of $2,324,346.


9.     Preferred Stock

       In July 1997, the Company exchanged all 5,600 outstanding shares of the Company's 1996 Series 7% Convertible Preferred Stock for an aggregate of 225,867 shares of Common Stock and non-transferable warrants expiring in 2000 to purchase 375,959 shares of Common Stock at an exercise price of $2.48 per share. Such exchange resulted in a constructive dividend of $109,937 which was reported in the fiscal quarter ending July 31, 1997.


10.    Reverse Stock Split

       On July 1, 1997, the Company's shareholders approved a plan which gave the Board of Directors the authority to execute a 1 for 1.21 reverse stock split. As of the financial statement report date, the Board of Directors has not effected the reverse stock split.

11.    Earnings Per Share

       In calculating earnings per share, Net Income for the three months and six months ended July 31, 1997 was reduced by a constructive dividend of $109,937, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 225,867 shares of Common Stock and non-transferable warrants expiring in 2000 to purchase 375,959 shares of Common Stock at an exercise price of $2.48 per share.


12.    Subsequent Event

       On August 4, 1997, the Company filed a preliminary registration statement with the Securities and Exchange Commission. This statement is being filed for the purpose of selling approximately 2,000,000 shares of Common Stock. The Company anticipates the aggregate selling price of all the securities to approximate $8,000,000. The proposed issue date of these securities is expected to be in October, 1997.

       In September 1997, the Company issued to Aron Katzman, Harry L. Franc III and Timothy A. Braswell, each a director of the Company, non-transferable warrants expiring 2000 to purchase an aggregate of 108,041 shares of Common Stock at an exercise price of $2.48 per share. Although the effect of this transaction will be reported in the third quarter, the Company expects that such warrants will be deemed to have an aggregate value ranging from $30,000 to $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This quarterly report contains forward looking statements that are necessarily subject to significant uncertainties and risks, including, but not limited to those set forth in "RISK FACTORS" in Form SB-2, a copy of which may be obtained without charge by written request to the Company. When used in this quarterly report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities, including increased competition, significant changes in the marketing strategies of publishers, the inability of the Company to successfully manage its expansion and the availability of suitable acquisition candidates. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         For more than 20 years, the Company and its predecessors have provided information gathering, consulting and other information based services to operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Currently, the Company provides monitoring and documentation services to approximately 710 retailers, such as Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc., and W. H. Smith, Inc., in connection with processing and collection of incentive payments from magazine publishers on single copy sales of approximately 6,000 magazine titles offered in approximately 70,000 stores. As an extension of this service, the Company established its Advance Pay Program, under which the Company advances an agreed upon percentage of the incentive payments due to the retailer from magazine publishers. It then directly collects from the publishers the claims due to the retailer. In fiscal 1996 and 1997, the Company advanced approximately $1,783,000 and $16,743,000 under the Advance Pay Program, respectively. In October 1996, the Company expanded its services and potential client base with the introduction of the Periodical Information Network ("PIN"), an information service in which the Company provides subscribing magazine publishers with industry-wide, single copy magazine sales information in a user friendly format. Based on conversations with representatives of magazine publishers, the Company believes that publishers and advertisers perceive that PIN provides a valuable basis on which to formulate marketing, distribution, advertising and other policies.

         A majority of the Company's revenues are derived from service fees earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most such incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's actual net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publishers quarterly based on actual net sales of the publishers' titles recorded in the previous calendar quarter. Except in connection with its Advance Pay Program, the Company does not guarantee to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments. In substantially all the contracts under the Advance Pay Program the Company bears the risk of uncollectibility associated with collecting payments from publishers. To date, the reserve maintained by the Company as an allowance for doubtful accounts in the amount of 2% of accounts receivable has been adequate to satisfy any losses incurred by the Company from uncollectible accounts receivable.

         Under both the standard arrangement and the Advance Pay Program service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers based on the amount claimed, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivable. However, under the standard arrangement, invoices for services provided by the Company in connection with the claim process are not issued until the Company receives settlement of the claim. Under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

Results of Operations

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenues:

                                            Three Months Ended July 31,          Six Months Ended July 31,
                                           1997                 1996              1997                1996
                                           ----                 ----              ----                ----

Service Revenues                            100.0%              92.7%             99.8%              95.5%

Merchandise Revenues                            -%               7.3%              0.2%               4.5%

Total Revenues                              100.0%             100.0%            100.0%             100.0%

Cost of Service Revenues                     54.1%              87.9%             52.2%              85.2%

Cost of Merchandise Sold                        -%               0.8%              0.6%               0.4%

Gross Profit                                 45.9%              11.3%             47.2%              14.4%

Selling, General &
  Administrative Expenses                    18.2%              60.9%             19.4%              60.6%

Operating Income (Loss)                      27.7%            (49.6)%             27.8%            (46.2)%

Interest, Net                               (7.0)%             (4.9)%            (7.4)%             (3.6)%

Other Income (Expense), Net                 (0.7)%             (0.4)%            (0.7)%             (0.4)%

Income (Loss) Before
  Income Taxes                               20.0%            (55.0)%             19.7%            (50.2)%

Net Income (Loss)                            11.3%            (33.4)%             10.8%            (32.8)%


Service Revenues

         Increased retailer participation in the Advance Pay Program, the acquisitions of Magazine Marketing, Inc., Readers Choice, Inc. and Mike Kessler and Associates, Inc. and the implementation of PIN during the third quarter of fiscal year 1997 contributed to an increase in service revenue during both the quarter and the six month period ended July 31, 1997 of approximately $1,730,000 and $2,826,000, respectively, over the comparable periods in fiscal 1997. The increases consisted of approximately $1,470,000 and $2,313,000, respectively, of claims, PIN and Advance Pay Program revenue over the comparable periods in fiscal 1997. Also, space design revenue increased from $125,000 for the quarter ended July 31, 1996 to $385,000 for the quarter ended July 31, 1997 and from $182,000 for the six month period ended July 31, 1996 to $695,000 for the six month period ended July 31, 1997. Currently, the Company is negotiating flat fee arrangements; however, historically, space design revenues have been recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control. Space design revenues have historically fluctuated significantly depending upon a variety of factors including the number and magnitude of reconfiguration programs undertaken by the Company's retailer clients and the timely shipping of displays by manufacturers. As a result, variations in the timing and amounts of space design revenues could have a material adverse effect on the Company's quarterly operating results.

Merchandise Revenues and Cost of Merchandise Sold

         As a result of its relationships with the leading retailers in the United States, the Company has had opportunities from time to time to purchase merchandise, such as gift and greeting cards, caps and other leisure time products for resale to its retailer clients. However, management has decided to de-emphasize this portion of its business in order to dedicate more resources to its core services. The revenues derived from merchandising sales are declining while the inventory is being liquidated.

Cost of Service Revenues and Selling, General and Administrative Expense ("Total Costs")

         Total Costs for the six month period ended July 31, 1997 decreased approximately $109,000 compared to the same period in the prior year. The largest decrease in Total Costs was in the data processing area. These costs decreased $174,000 over last year's comparable period due to the purchase of the employment service company on January 1, 1997 which previously provided such services. However, this decrease was partially offset by an increase in wages since the individuals formerly employed by the employment services company are now employed by the Company. The acquisitions of Magazine Marketing, Inc., Readers Choice, Inc. and Mike Kessler and Associates, Inc. (MKA) have led to increased costs, including wages, amortization, rent and depreciation. Travel and entertainment expenses decreased $38,000 and $16,000, respectively. Lastly, bad debt expense decreased $56,000 over the same period in the prior year.

         Total Costs for the second quarter increased over the second quarter of the prior year by $184,000. Bad debt expense increased $96,000 resulting from the write-off of an uncollectible account. The acquisition of MKA resulted in costs of $200,000 during the quarter ended July 31, 1997. Additionally, legal costs, depreciation expense, costs of seminars, deferred compensation and costs associated with filings required by the Securities and Exchange Commission and Nasdaq increased approximately $56,000. All other expenses included in Total Costs combined for a decrease of approximately $170,000.

Interest Expense

         Interest Expense increased for the three month and the six month periods ended July 31, 1997 $142,000 and $302,000, respectively, over the comparable periods in the prior year. This increase is due to increased borrowings necessary to fund the Advance Pay Program.

Income Tax (Expense) Benefit

         The effective income tax rates for the three month and six month periods ended July 31, 1997 were 43.2% and 45.3%, respectively. These rates varied from the statutory rate due to expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

Earnings Per Share

         In calculating earnings per share, Net Income for the three months and six months ended July 31, 1997 was reduced by a constructive dividend of $109,937, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 225,867 shares of Common Stock and non-transferable warrants expiring in 2000 to purchase 375,959 shares of Common Stock at an exercise price of $2.48 per share.

Liquidity and Capital Resources

         The Company's primary cash requirements are for funding the Advance Pay Program and selling, general and administrative expenses (particularly salaries, travel and entertainment) incurred in connection with the solicitation of new clients and the maintenance of existing accounts. Historically, the Company has financed its business activities through borrowings under available lines of credit, cash flow from operations and through the issuance of equity securities.

         Net cash used by operating activities increased from $3,051,000 during the six months ended July 31, 1996 to $3,542,000 during the six months ended July 31, 1997. During the six months ended July 31, 1997, $2,787,000 was used to cover checks drawn against future deposits at January 31, 1997, net cash used for the Advance Pay Program was approximately $339,000 and cash paid for interest was $359,000.

         The average collection period for the six months ended July 31, 1997 was 137 days compared to 148 days for the six months ended July 31, 1996. The collection periods were calculated as follows: 365 days/(Revenues/Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At July 31, 1997, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $12,500,000 with Wachovia Bank of North Carolina, N.A. Wachovia Bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by personal guarantees of Messrs. S. Leslie Flegel and William H. Lee and their spouses and by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles. Under the Credit Agreement, the Company is required to maintain certain financial ratios. Although the Company was not in compliance at January 31, 1997, with the requisite ratio of Earnings Before Interest, Lease Obligations and Taxes to Interest Expense and Lease Obligations ("EBILT/IELO") or the requisite ratio of Funded Debt to Total Capitalization ("Debt/Cap"), it received a written temporary waiver of such ratios from Wachovia Bank. Subsequently, the Credit Agreement was amended to provide the Company with greater flexibility with respect to the maintenance of certain financial ratios including the EBILT/IELO and Debt/Cap ratios. At July 31, 1997, the Company was in compliance with all financial ratios imposed by the Credit Agreement, as amended, and expects to remain in compliance through October 31, 1998. Although the Company believes it is unlikely, Wachovia Bank may decide to enforce any or all of its remedies, including declaring the loan immediately due and payable, if the financial ratios are not maintained. Such action would have a material adverse effect on the financial condition of the Company and would require the Company to curtail the Advance Pay Program.

         At July 31, 1997, the Company's total long-term debt obligations were $13,174,000. Of such amount, $2,213,000 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived from the proceeds of the offering of equity securities and/or additional bank borrowings.

         On May 30, 1997, the Company acquired all of the stock of MKA for $2,500,000 of which $350,000 was paid upon closing. The balance is due January 5, 1998 with interest at 6.25%. Wachovia Bank of North Carolina, N.A. issued a standby letter of credit for $2,231,912 for the benefit of the former owner of MKA covering the period from May 30, 1997 through January 31, 1998. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company has continued the operation of such business and has continued servicing MKA's customer base.

         In July 1997, the holders of the Company's 1996 Series 7% Convertible Preferred Stock exchanged all 5,600 outstanding shares for 225,867 shares of Common Stock at an effective price of $2.48 per share and non-transferable warrants expiring in 2000 to purchase 375,959 shares of Common Stock at an exercise price of $2.48 per share, before giving effect to the proposed 1-to-1.21 reverse stock split. Such exchange resulted in a constructive dividend of $109,937 which was recorded in the fiscal quarter ending July 31, 1997.

         In September 1997, the Company issued to Aron Katzman, Harry L. Franc III and Timothy A. Braswell, each a director of the Company, non-transferable warrants expiring 2000 to purchase an aggregate of 108,041 shares of Common Stock at an exercise price of $2.48 per share. Although the effect of this transaction will be reported in the third quarter, the Company expects that such warrants will be deemed to have an aggregate value ranging from $30,000 to $50,000.

         On August 4, 1997, the Company filed a preliminary registration statement with the Securities and Exchange Commission. This statement is being filed for the purpose of selling approximately 2,000,000 shares of Common Stock. The Company anticipates the aggregate selling price of all the securities to approximate $8,000,000. The proposed issue date of these securities is expected to be in October, 1997.

         Without additional financing, the Company will not be able to expand its operations, particularly its Advance Pay Program, in accordance with the Company's current plan. If the proceeds of the offering together with the Company's currently available funds and internally generated cash flows are not sufficient to satisfy its financing needs, the Company likely will seek additional funding through increased bank borrowings and/or the public or private sale of debt or equity securities. There can be no assurance that additional funds will be available on a timely basis, on acceptable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue its expansion as planned. If the proceeds of the offering and funding through additional public or private sale of debt or equity securities are inadequate, and borrowings under the existing credit facility or a comparable replacement thereof are not available, the Company may be required to curtail the Advance Pay Program.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

         (c) During the quarter ended July 31, 1997, the following warrants for the purchase of shares of Common Stock were issued: 2,848 warrants at $4.20 expiring on November 20, 1998 and 4,518 warrants at $2.98 expiring on July 31, 1999 were issued to certain financial advisors of the Company in consideration of prior services. These transactions were made in reliance on Section 4(2) of the Securities Act based on the sophistication of the acquiring persons as securities professionals.

         In July 1997, the holders of the Company's 1996 Series 7% Cumulative Convertible Preferred Stock exchanged all 5,600 shares into 225,867 shares of Common Stock at an effective price of $2.48 per share and non-transferable warrants expiring in 2000 to purchase 375,959 shares of Common Stock at an exercise price of $2.48 per share. This transaction was made in reliance on
Section 3(a)(9).

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the Stockholders of the Company was held on July 1, 1997. Of the 7,049,199 shares entitled to vote at such meeting, 4,809,599 shares were present at the meeting in person or by proxy.

         (c) The proposal to amend the Company's Articles of Incorporation to decrease the number of authorized shares, reduce the Company's stated capital and to effect a 1-for-1.21 Reverse Stock Split was approved. The purpose of the Amendment is to increase the per share bid in the Common Stock and possibly promote greater liquidity for the Company's shareholders. The number of shares voted for, against and withheld were as follows:

          For                        Against                     Withheld

        4,696,117                     113,482                        0

         The proposal to amend the Company's Articles of Incorporation to change the name of the Company to "The Source Information Management Company" was approved. The purpose of the Amendment is to better reflect the Company's current and proposed business operations and attract a broader spectrum of investors, which should benefit both the Company and its shareholders. The number of shares voted for, against and withheld were as follows:

          For                        Against                     Withheld

        4,809,599                       0                           0

         There were no broker non-votes regarding the election of officers, the approval of the Reverse Stock Split or he approval of the name change.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) No current reports on Form 8-K have been filed during the three months ended July 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  September 15, 1997           /S/ W. BRIAN RODGERS
                                    --------------------------------
                                    W. Brian Rodgers
                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description

11.1                       Statement re:  computation of per share earnings

27.1                       Financial Data Schedule (Filed in EDGAR version only)