Form 10QSB
period 1997-10-31
SOURCE INFORMATION MANAGEMENT CO
filed 1997-12-15
CIK 943605

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,014,185 (as of December 1, 1997)

         Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                         Page

ITEM 1.       Financial Statements

              Unaudited Balance Sheet as of October 31, 1997

              Unaudited Statements of Operations for the three months ended October 31, 1997 and 1996 and for the nine months ended October 31, 1997 and 1996

              Unaudited Statements of Cash Flows for the nine months ended October 31, 1997 and 1996

              Notes to Financial Statements

ITEM 2.       Management's Discussion and Analysis


                           PART II - OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds

ITEM 6.       Exhibits and Reports on Form 8-K

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                             Unaudited Balance Sheet

                                October 31, 1997
--------------------------------------------------------------------------------

Assets (Note 3)
Current
    Cash                                                        $        17,387
    Trade receivables (net of allowance for doubtful
       accounts of $374,841) (Note 5)                                15,760,271
    Income tax receivable                                               151,989
    Notes receivable - officer (Note 2)                                   7,351
    Other current assets                                                222,995
--------------------------------------------------------------------------------
Total Current Assets                                                 16,159,993
--------------------------------------------------------------------------------
Office equipment and furniture                                        2,109,953
Less accumulated depreciation and amortization                        1,378,829
--------------------------------------------------------------------------------
Net Office Equipment and Furniture                                      731,124
--------------------------------------------------------------------------------

Other Assets
    Notes receivable - officer (Note 2)                                  14,742
    Goodwill (net of accumulated amortization of $191,274)            3,233,763
    Other                                                               156,239
--------------------------------------------------------------------------------
Total Other Assets                                                    3,404,744
--------------------------------------------------------------------------------
                                                                $    20,295,861
--------------------------------------------------------------------------------


                 See accompanying notes to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                             Unaudited Balance Sheet


                                October 31, 1997
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current
   Checks issued against future deposits                        $       856,437
   Accounts payable and accrued expenses                                640,383
   Due to retailers (Note 6)                                            183,254
   Deferred income taxes (Note 7)                                        91,000
   Current maturities of long-term debt (Note 3)                      2,207,564
--------------------------------------------------------------------------------
Total Current Liabilities                                             3,978,638
--------------------------------------------------------------------------------
Long-term Debt, less current maturities (Note 3)                      4,163,794
--------------------------------------------------------------------------------
Deferred Income Taxes (Note 7)                                          178,000
--------------------------------------------------------------------------------
Total Liabilities                                                     8,320,432
--------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------

Stockholders' Equity
   Common Stock, $.01 par - shares authorized,
      16,528,925; outstanding 8,014,185                                  80,142
   Additional paid-in capital                                        10,616,884
   Retained earnings                                                  1,278,403
--------------------------------------------------------------------------------
Total Stockholders' Equity                                           11,975,429
--------------------------------------------------------------------------------
                                                                $    20,295,861
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements


                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                       Unaudited Statements of Operations

---------------------------------------------------------------------------------------------------------------------

                                             Three Months Ended October 31,         Nine Months Ended October 31,
                                          -------------------------------------  ------------------------------------
                                                1997                1996                 1997               1996
---------------------------------------------------------------------------------------------------------------------

Service Revenues                          $    2,943,766   $         2,004,343   $      8,403,434    $     4,750,601
Merchandise Revenues                                   -                95,847              8,348            108,088
---------------------------------------------------------------------------------------------------------------------
                                               2,943,766             2,100,190          8,411,782          4,858,689
---------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                       1,522,201             1,222,833          4,374,058          3,573,925
Cost of Merchandise Sold                               -                81,967             32,720             93,221
---------------------------------------------------------------------------------------------------------------------
                                               1,522,201             1,304,800          4,406,778          3,667,146
---------------------------------------------------------------------------------------------------------------------
                                               1,421,565               795,390          4,005,004          1,191,543
Selling, General and Administrative
  Expense                                        536,058               649,027          1,598,231          2,320,529
---------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                          885,507               146,363          2,406,773        (1,128,986)
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                        1,198                10,158             14,860             26,398
            Interest expense                   (192,494)              (88,276)          (608,245)          (202,454)
            Other                               (20,955)               (3,589)           (61,579)           (14,304)
---------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                   (212,251)              (81,707)          (645,964)          (190,360)
---------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                673,256                64,656          1,751,809        (1,319,346)
Income Tax (Expense) Benefit (Note 7)            296,000               (2,246)            785,000            476,217
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $      377,256   $            62,410   $        966,809    $     (843,129)
---------------------------------------------------------------------------------------------------------------------

Earnings (Loss) per Share - Primary
and Fully Diluted                         $         0.06   $              0.01   $           0.16    $        (0.15)
---------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Out-
standing - Primary and Fully Diluted           6,746,376             5,809,050          6,158,063          5,470,010
---------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements


                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                       Unaudited Statements of Cash Flows


Nine Months Ended October 31,                                                     1997                  1996
------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                                      $         966,809    $        (843,129)
   Adjustments to reconcile net income to cash used in operating activities:
        Depreciation and amortization                                               307,151               167,711
        Provision for losses on accounts receivable                                  39,224                97,636
        Impairment of investment in limited partnership                              15,000                15,000
        Loss on disposition of assets                                                 1,338                     -
        Increase in cash surrender value of life insurance                         (43,564)                     -
        Deferred income taxes                                                     (161,000)             (195,191)
        Services received in exchange for Common Stock                                8,000                21,600
        Changes in assets and liabilities:
           Increase in accounts receivable                                      (2,284,433)           (2,361,834)
           Increase in other assets                                               (101,942)             (520,839)
           Decrease in checks issued against future deposits                    (2,369,231)                     -
           Decrease in accounts payable and accrued expenses                      (177,711)             (545,734)
           (Decrease) increase in amounts due customers                            (16,321)                29,758
------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                               (3,816,680)           (4,135,022)
------------------------------------------------------------------------------------------------------------------

Investment Activities
   Acquisition of Mike Kessler & Associates, Inc., net of cash acquired           (349,777)                     -
   Acquisition of Magazine Marketing, Inc.                                                -             (275,000)
   Capital expenditures                                                           (205,113)             (176,780)
   Loan to affiliate                                                               (38,000)                     -
   Collections from affiliate                                                        27,576                     -
   Loan to officer                                                                 (10,000)                     -
   Collections from related party                                                         -                22,000
   Collections on officer notes receivable                                          221,485                29,715
   Proceeds from sale of fixed assets                                                 2,000                     -
   Proceeds from surrender of life insurance policies                                83,959                     -
------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                                                 (267,870)             (400,065)
------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY


                       Unaudited Statements of Cash Flows

Nine Months Ended October 31,                                                       1997                  1996
------------------------------------------------------------------------------------------------------------------

Financing Activities
   Proceeds from issuance of Common Stock                                         6,828,797                30,000
   Proceeds from issuance of Preferred Stock                                              -             1,922,075
   Borrowings under credit facility                                              27,051,000               281,317
   Principal payments on credit facility                                       (30,019,000)             (104,261)
   Borrowings under short-term debt agreements                                            -             3,206,000
   Repayments under short-term debt agreements                                     (43,656)             (647,000)
   Preferred Stock dividends                                                            (3)                   (6)
   Purchase of fractional shares                                                      (322)                     -
   Proceeds from issuance of warrants                                                   200                     -
------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                             3,817,016             4,688,125
------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                                       (267,534)               153,038


Cash, beginning of period                                                           284,921                23,828
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $          17,387    $          176,866
------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
                          Notes to Financial Statements

--------------------------------------------------------------------------------

1.  Unaudited Financial Statements

In the opinion of management, the unaudited financial information as of October 31, 1997 contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire year.


2. Related Party Transactions

The Company purchased $276,000 in data processing services from an employment service company owned by certain officers of the Company during the nine months ended October 31, 1996. The Company acquired this employment service company for $45,000 on January 1, 1997.

One of the Company's stockholders also owns a majority of the stock of FMG, Inc., primarily an investing company. At October 31, 1996, the Company had a receivable from FMG of $31,171 at prime plus .5%. The receivable was collected in full on November 5, 1996.

The Company currently leases certain office space from businesses controlled by stockholders of the Company. Amounts paid for the office space were approximately $169,000 and $139,000 for the nine months ended October 31, 1997 and 1996, respectively. The Company occasionally charters an airplane owned by a partnership in which one of the Company's stockholders owns an interest. Amounts paid to the partnership were $7,400 and $0 for the nine months ended October 31, 1997 and 1996, respectively.

Certain officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amount of $295,293. Collections on these notes totaled $273,200 through October 31, 1997, including $221,485 collected during October, leaving a balance outstanding of $22,093. The remaining notes bear interest at rates varying from 6.96% to 7.34% per annum.

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
                          Notes to Financial Statements

-------------------------------------------------------------------------------

3.  Long-term Debt and Revolving Credit Facility

Long-term debt consists of:

October 31,                                                           1997
--------------------------------------------------------------------------------

Revolving Credit Facility                                         $ 4,156,000

Note payable to former  owner of Mike Kessler &  Associates,
Inc., due January 5, 1998,  interest at 6.25%,  secured by a letter of  credit  for  $2,231,912  for the  benefit  of the
former owner                                                        2,150,000

Unsecured  note  payable  to  stockholder  (former  owner of
Magazine Marketing,  Inc.), non-interest bearing, payable in eight quarterly installments of $10,000, discounted based on
the Company's effective borrowing rate                                 28,664

Term note  payable in monthly  installments  of $629 through
November 1999, collateralized by an automobile                         14,401

Obligations under capital lease                                        22,293
--------------------------------------------------------------------------------
Total Long-term Debt                                                6,371,358

Less current maturities                                             2,207,564
--------------------------------------------------------------------------------

Long-term Debt                                                 $    4,163,794
--------------------------------------------------------------------------------

The Company has an agreement providing for a revolving loan up to $15,000,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 9.1563% at October 31, 1997). Borrowings are secured by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was in compliance with such ratios at October 31, 1997.

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
                          Notes to Financial Statements

-------------------------------------------------------------------------------

4.  Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid is as follows:

Nine Months Ended October 31,                      1997                 1996
--------------------------------------------------------------------------------

Interest Paid                               $      549,000    $         200,000

Income Taxes Paid                           $      925,000    $         264,000
--------------------------------------------------------------------------------

On February 28, 1997, 7,721 shares of Common Stock were issued as a dividend to the Preferred Stockholders as of that date.


5. Advance Pay Program

The Company has established an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at October 31, 1997 is $11,386,382 due the Company under the Advance Pay Program (net of $2,623,508 due the program participants). Income from the program was approximately $2,876,000 and $731,000 during the nine months ended October 31, 1997 and 1996, respectively.


6.  Due to Retailers

The Company has arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $183,254 at October 31, 1997 under such arrangements.

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
                          Notes to Financial Statements

-------------------------------------------------------------------------------

7. Income Taxes

Provision for federal and state income taxes (benefit) in the statements of operations consist of the following components:

Nine Months Ended October 31,                           1997             1996
--------------------------------------------------------------------------------
Current
  Federal                                        $       750,000  $    (255,458)
  State                                                  196,000        (66,759)
--------------------------------------------------------------------------------
Total Current                                            946,000       (322,217)
--------------------------------------------------------------------------------

Deferred
  Federal                                              (128,000)       (122,435)
  State                                                 (33,000)        (31,565)
--------------------------------------------------------------------------------
                                                       (161,000)       (154,000)
--------------------------------------------------------------------------------

Total Income Tax (Benefit) Expense               $       785,000  $    (476,217)
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

October 31,                                                              1997
--------------------------------------------------------------------------------
Deferred Tax Assets
   Allowance for doubtful accounts                               $     148,000
   Deferred compensation                                                28,000
   Other                                                                16,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                                              192,000
--------------------------------------------------------------------------------
Deferred Tax Liabilities
   Income not previously taxed under cash
     basis of accounting for income tax purposes                       401,000
   Depreciation                                                         26,000
   Other                                                                34,000
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                         461,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Deferred Tax Liability                                             269,000
--------------------------------------------------------------------------------
Classified as:
   Current                                                              91,000
   Non-current                                                         178,000
--------------------------------------------------------------------------------
Net Deferred Tax Liability                                       $     269,000
--------------------------------------------------------------------------------

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
                          Notes to Financial Statements

-------------------------------------------------------------------------------

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate for the first nine months of fiscal 1998 and 1997:

Nine Months Ended October 31,                              1997           1996
--------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate     $      596,000    $ (449,000)

State income tax expense (benefit), net of
  federal income tax benefit                              129,000       (65,000)
Non-deductible meals and entertainment                     15,000        28,000
Non-deductible goodwill amortization                       40,000         9,000
Non-deductible officers' life insurance                    (6,000)        20,00
Other, net                                                 11,000       (19,217)
--------------------------------------------------------------------------------
Income Tax Expense (Benefit)                       $      785,000   $  (476,217)
--------------------------------------------------------------------------------


8.  Business Combinations

On May 30, 1997, the Company acquired all of the stock of Mike Kessler and Associates, Inc. (MKA) for $2,500,000 of which $350,000 was paid upon closing. The balance is due January 5, 1998 with interest at 6.25%. Wachovia Bank, N.A. issued a standby letter of credit for $2,231,912 for the benefit of the former owner of MKA covering the period from May 30, 1997 through January 31, 1998. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company has continued the operation of such business and has continued servicing MKA's customer base.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired in the amount of $2,330,004.


9.  Preferred Stock

In July 1997, the Company exchanged all 5,600 outstanding shares of the Company's 1996 Series 7% Convertible Preferred Stock for an aggregate of 166,667 shares of Common Stock and non-transferable warrants, expiring in 2000, to purchase 310,709 shares of Common Stock at an exercise price of $3.00 per share. Such exchange resulted in a constructive dividend of $109,937 which was reported in the fiscal quarter ended July 31, 1997.

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
                          Notes to Financial Statements

-------------------------------------------------------------------------------

10.  Common Stock

In October 1997, the Company sold in a public offering (the "Offering"), 2,000,000 shares of the Company's Common Stock. Concurrent with the Offering, the Company effected the 1 for 1.21 reverse stock split previously approved by the Company's shareholders. The weighted average number of common shares presented in the financial statements have been retroactively restated to give effect to such reverse stock split.

In September 1997, the Company issued to Aron Katzman, Harry L. Franc, III and Timothy A. Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. These warrants will vest at a rate of 25% on August 1, 1998, 25% on November 1, 1998, 25% on February 1, 1999 and 25% on
May 1, 1999. Thus, expense of approximately $54,000 will be recognized ratably over those periods.


11.  Earnings Per Share

In calculating earnings per share, Net Income for the nine months ended October 31, 1997 was reduced by a constructive dividend of $109,936, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 166,667 shares of Common Stock and non-transferable warrants, expiring in 2000, to purchase 310,709 shares of Common Stock at an exercise price of $3.00 per share.

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

Overview

         For more than 20 years, the Company and its predecessors have provided information gathering, consulting and other information based services to operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Currently, the Company provides monitoring and documentation services to more than 725 retailers, such as Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc., and W. H. Smith, Inc., in connection with processing and collection of incentive payments from magazine publishers on single copy sales of approximately 6,000 magazine titles offered in approximately 70,000 stores. As an extension of this service, the Company established its Advance Pay Program, under which the Company advances an agreed upon percentage of the incentive payments due to the retailer from magazine publishers. It then directly collects from the publishers the claims due to the retailer. In fiscal 1996 and 1997, the Company advanced approximately $1,783,000 and $16,743,000 under the Advance Pay Program, respectively. In October 1996, the Company expanded its services and potential client base with the introduction of the Periodical Information Network ("PIN"), an information service in which the Company provides subscribing magazine publishers with industry-wide, single copy magazine sales information in a user friendly format. Based on conversations with representatives of magazine publishers, the Company believes that publishers and advertisers perceive that PIN provides a valuable basis on which to formulate marketing, distribution, advertising and other policies.

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

Results of Operations

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenues:

                                        Three Months Ended October 31,     Nine Months Ended October 31,
                                         1997                    1996      1997                    1996
                                         ----                    ----      ----                    ----

Service Revenues                         100.0%                  95.4%     99.9%                   97.8%

Merchandise Revenues                         -%                   4.6%      0.1%                    2.2%

Total Revenues                           100.0%                 100.0%    100.0%                  100.0%

Cost of Service Revenues                  51.7%                  58.2%     52.0%                   73.6%

Cost of Merchandise Sold                     -%                   3.9%      0.4%                    1.9%

Gross Profit                              48.3%                  37.9%     47.6%                   24.5%

Selling, General &
  Administrative Expenses                 18.2%                  30.9%     19.0%                   47.8%

Operating Income (Loss)                   30.1%                   7.0%     28.6%                 (23.3)%

Interest, Net                            (6.5)%                 (3.7)%    (7.1)%                  (3.6)%

Other Income (Expense), Net              (0.7)%                 (0.2)%    (0.7)%                  (0.3)%

Income (Loss) Before
  Income Taxes                            22.9%                   3.1%     20.8%                  (27.2)%

Net Income (Loss)                         12.8%                   3.0%     11.5%                  (17.4)%


Service Revenues

         Increased retailer participation in the Advance Pay Program, the acquisition of Mike Kessler and Associates, Inc. and the growth in subscriptions to PIN contributed to an increase in service revenue during both the quarter and the nine month period ended October 31, 1997 of approximately $940,000 and $3,653,000, respectively, over the comparable periods in fiscal 1997. The increases consisted of approximately $836,000 and $3,036,000, respectively, of claims, PIN and Advance Pay Program revenue over the comparable periods in fiscal 1997. Also, space design revenue increased from $183,000 for the quarter ended October 31, 1996 to $287,000 for the quarter ended October 31, 1997 and from $365,000 for the nine month period ended October 31, 1996 to $982,000 for the nine month period ended October 31, 1997. Currently, the Company is negotiating flat fee arrangements; however, historically, space design revenues have been recognized as front end display manufacturers ship the displays to the retailers, the timing of which is not within the Company's control. Space design revenues have historically fluctuated significantly depending upon a variety of factors including the number and magnitude of reconfiguration programs undertaken by the Company's retailer clients and the timely shipping of displays by manufacturers. As a result, variations in the timing and amounts of space design revenues could have a material adverse effect on the Company's quarterly operating results.

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

Cost of Service Revenues and Selling, General and Administrative Expense ("Total Costs")

         Total Costs for the nine month period ended October 31, 1997 increased approximately $78,000 compared to the same period in the prior year. The acquisitions of Magazine Marketing, Inc., Readers Choice, Inc. and Mike Kessler and Associates, Inc. (MKA) have led to increased costs, including wages, amortization, rent and depreciation. Wages also increased as a result of hiring individuals formerly employed by Data-Pros, Inc., a service company purchased on January 1, 1997. However, a decrease in the expenses for the data processing area more than offset the increase in wages. Travel and entertainment expenses decreased $26,000 and $19,000, respectively. Lastly, bad debt expense decreased $56,000 over the same period in the prior year.

         Total Costs for the third quarter increased over the third quarter of the prior year by $186,000. The acquisition of MKA resulted in costs of approximately $295,000 during the quarter ended October 31, 1997. Additionally, legal costs, depreciation expense, deferred compensation costs and costs associated with filings required by the Securities and Exchange Commission and Nasdaq increased approximately $63,000. All other expenses included in Total Costs combined for a decrease of approximately $172,000.

         Although Total Costs increased over the prior year, Total Costs as a percentage of Revenues decreased dramatically. This decrease is due primarily to improved sales growth and the Company's cost containment initiative.

Interest Expense

         Interest Expense increased for the three month and the nine month periods ended October 31, 1997 $104,000 and $406,000, respectively, over the comparable periods in the prior year. This increase is due to increased borrowings necessary to fund the Advance Pay Program. Because the net proceeds of the offering have been temporarily applied to reduce the amounts due under the Company's credit facility, interest expense is expected to decrease next quarter.

Income Tax (Expense) Benefit

         The effective income tax rates for the three month and nine month periods ended October 31, 1997 were 44.0% and 44.8%, respectively. These rates varied from the statutory rate due to expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

Earnings Per Share

         In calculating earnings per share, Net Income for the nine months ended October 31, 1997 was reduced by a constructive dividend of $109,936, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 166,667 shares of Common Stock and non-transferable warrants, expiring in 2000, to purchase 310,709 shares of Common Stock at an exercise price of $3.00 per share.

Liquidity and Capital Resources

         The Company's primary cash requirements are for funding the Advance Pay Program and selling, general and administrative expenses (particularly salaries, travel and entertainment) incurred in connection with the maintenance of existing accounts and the solicitation of new clients. Historically, the Company has financed its business activities through borrowings under available lines of credit, cash flow from operations and through the issuance of equity securities.

         Net cash used by operating activities decreased from $4,135,000 during the nine months ended October 31, 1996 to $3,817,000 during the nine months ended October 31, 1997. During the nine months ended October 31, 1997, $2,369,000 was used to cover checks drawn against future deposits at January 31, 1997, net cash used for the Advance Pay Program was approximately $71,000, net cash paid for income taxes was $925,000 and cash paid for interest was $549,000.

         The average  collection  period for the nine months  ended  October 31,
1997 was 134 days compared to 163 days for the nine months ended October 31, 1996. The collection periods were calculated as follows: 365 days/(Revenues/Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At October 31, 1997, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $15,000,000 with Wachovia Bank, N.A. Wachovia Bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles. Under the Credit Agreement, the Company is required to maintain certain financial ratios. At October 31, 1997, the Company was in compliance with all financial ratios imposed by the Credit Agreement. Although the Company believes it is unlikely, Wachovia Bank may decide to enforce any or all of its remedies, including declaring the loan immediately due and payable, if the financial ratios are not maintained. Such action would have a material adverse effect on the financial condition of the Company and would require the Company to curtail the Advance Pay Program.

         At October 31, 1997, the Company's total long-term debt obligations were $6,371,000. Of such amount, $2,208,000 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived from additional bank borrowings and/or cash flows from operations.

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

         In July 1997, the holders of the Company's 1996 Series 7% Convertible Preferred Stock exchanged all 5,600 outstanding shares for 166,667 shares of Common Stock at an effective price of $3.00 per share and non-transferable warrants, expiring in 2000, to purchase 310,709 shares of Common Stock at an exercise price of $3.00 per share. Such exchange resulted in a constructive dividend of $109,937 which was reported in the fiscal quarter ending July 31, 1997.

         In September 1997, the Company issued to Aron Katzman, Harry L. Franc, III and Timothy A. Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. These warrants will vest at a rate of 25% on August 1, 1998, 25% on November 1, 1998, 25% on February 1, 1999 and 25% on May 1, 1999. Thus, expense of approximately $54,000 will be recognized ratably over those periods.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

      (c) During the quarter ended October 31, 1997, 89,289 warrants, each to purchase one share of Common Stock at $3.00, expiring in September, 2000, were issued to certain directors of the Company. These transactions were made in reliance on Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

      (d) On October 7, 1997, the Company sold 2,000,000 shares of Common Stock in a public offering for an aggregate price of $8,000,000. Additionally, certain selling shareholders sold 300,000 shares of Common Stock which were offered through an over-allotment option for an aggregate price of $1,200,000. The registration statement on Form SB-2 (No. 333-32733) under which the Common Stock was offered was filed under the Securities Act. The managing underwriter was Donald & Co. Securities Inc.

                As of October 31, 1997, the total amount of expenses incurred in connection with the issuance and distribution of the Common Stock was $1,171,203. Underwriting discounts were $640,000, expenses paid to the underwriters were $177,146 and other expenses totaled $354,057. None of the expenses were paid directly or indirectly to directors, officers, persons owning ten (10) percent or more of any class of equity securities or affiliates of the Company.

                Pending the use of net proceeds of $6,808,797 from the sale of the shares of Common Stock, such funds have been used to reduce the principal balance under the Company's credit facility. Such credit facility provides for the availability of up to $15,000,000 of borrowings until termination by Wachovia Bank on not less than thirteen months prior notice. At October 31, 1997, the unused availability thereunder was approximately $10,844,000. The Company intends to make additional borrowings under the credit facility for the expansion of the Advance Pay Program, development of new or enhanced products and services, acquisition of one or more business and general corporate purposes, including the continued upgrade of the Company's computer systems.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) No current reports on Form 8-K have been filed during the three months ended October 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  December 15, 1997            /S/ W. BRIAN RODGERS
                                    ------------------------------------
                                    W. Brian Rodgers
                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description

10.26 Amendment to Credit Agreement dated October 31, 1997 by and between The Source Information Management Company and Wachovia Bank, N.A.

11.1                       Statement re:  computation of per share earnings

27.1                       Financial Data Schedule (Filed in EDGAR version only)