Form 10KSB
period 1998-01-31
SOURCE INFORMATION MANAGEMENT CO
filed 1998-05-01
CIK 943605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the fiscal year ended January 31, 1998.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the transition period from _____________ to ______________.

Commission file number 1-13437

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
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

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
        Title of Each Class                             on Which Registered
        -------------------                             ---------------------
     Common Stock, $0.01 par value                    The Boston Stock Exchange

Securities registered under Section 12(g) of the Act: Common Stock $0.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year are $11,803,844.

At March 5, 1998, the aggregate market value of the voting stock held by non-affiliates of The Source Information Management Company (the "Company") was approximately $27,700,000, based on the last sale price of the Common Stock reported by the Nasdaq SmallCap Market on March 5, 1998. At March 5, 1998, the Company had outstanding 8,016,367 shares of Common Stock.

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

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Form 8-K

The information contained in this Form 10-KSB includes statements regarding matters which are not historical facts (including statements regarding the plans, beliefs or expectations of The Source Information Management Company (the "Company")) which are forward-looking statements within the meaning of the federal securities law. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Sections captioned "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Relationships and Related Transactions," those discussed in Exhibit
99.1 and those discussed in the Company's Form SB-2 filed with the Securities and Exchange Commission on October 7, 1997.

                                     PART I

Item 1.  Description of Business.

         For more than 20 years, The Source Information Management Company (the "Company") and its predecessors have provided information gathering, consulting and other information based services to operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Currently, the Company provides monitoring and documentation services to approximately 725 retailers, such as Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc., and W.H. Smith, Inc., in connection with processing and collection of incentive payments from magazine publishers on single copy sales of approximately 6,000 magazine titles offered in more than 65,000 stores. As an extension of this service, the Company established its Advance Pay Program, under which the Company advances an agreed upon percentage of the incentive payments due to the retailer from magazine publishers. It then collects directly from the publishers the claims due to the retailer. In fiscal 1997 and 1998, the Company advanced approximately $15,000,000 and $38,900,000 under the Advance Pay Program, respectively. In October, 1996, the Company expanded its services and potential client base with the introduction of the Periodical Information Network ("PIN"), an information service in which the Company offers and provides subscribing magazine publishers, advertisers and others with industry-wide, single copy magazine sales information in a user friendly format. Based on discussions with representatives of magazine publishers, the Company believes that publishers and advertisers perceive that PIN provides a valuable basis on which to formulate marketing, distribution, advertising and other policies.

Formation of the Company

         The  Company  was  organized  in  1995  by  the  consolidation  of  two significant providers of services to retailers of magazines and other periodicals. The Company has expanded through the acquisition of businesses and technologies that addressed additional services or products, market segments or geographic regions in which the Company was not previously active. These acquisitions have allowed the Company to expand the services offered to its clients and enhanced its ability to support existing and planned services. In 1995, the Company acquired the businesses of Dixon's Modern Marketing Concepts, Inc. and Tri-State Stores, Inc., both of Chicago Heights, Illinois. In 1996, the Company acquired the businesses of Magazine Marketing, Inc. of Canton, Ohio and Readers Choice, Inc., a subsidiary of United Magazine Company located in Columbus, Ohio. In May 1997, the Company acquired the business of Mike Kessler and Associates, Inc. of Fair Lawn, New Jersey.

Growth Opportunities

         Expansion of Services to New Product Categories. The Company's information services are designed to efficiently and accurately accumulate and manage sales data with respect to sales of low cost, high volume consumer products. While the Company's services, including PIN and the Advance Pay Program, were developed for use in the magazine industry, the Company has been engaged to provide its services in connection with integrated magazine and confections displays and expects to offer its services for use in connection with other consumer products, such as soft drinks and batteries.

         Development of New and Enhanced Products and Services. The Company believes that its future success will be dependent upon its ability to anticipate the informational needs of existing and potential clients and to develop and introduce, in a timely manner, new products and services which address such needs. The Company encourages creativity and originality in its sales personnel and believes that one of the keys to the growth of the Company has been the willingness of senior management to implement product and service solutions suggested by the Company's personnel to address the needs of customers with whom they interact. In addition, Messrs. Flegel and Lee, as well as various members of the Company's senior management and sales staff, periodically meet with its customers to discuss industry trends and informational requirements. After identifying an unsatisfied customer need, members of the Company's senior management and sales team meet to design new or enhanced products and services addressing such need. Thereafter, a team is appointed to develop such products and services for introduction to the market.

The Magazine Industry

         Based on its knowledge of the industry and discussions with magazine publishers and retailers, management of the Company believes that magazine publishers are placing an increasing degree of importance on revenues derived from single copy newsstand sales and that the emphasis placed on single copy sales by publishers will continue to increase as: (i) mailing costs continue to rise with respect to subscription distribution; and (ii) magazine advertisers continue to value the improved target market accuracy achieved through single copy sales.

         The distribution of the approximately 6,000 magazine titles currently published for single copy sales on a national basis is dominated by six national distributors, which distribute to over 200 local independent distributors, which in turn supply copies to magazine retailers. Although the nature of the businesses in which magazine retailers are engaged is wide ranging, the largest volume of single copy sales historically is achieved by grocery retailers and mass merchandise stores. The primary function of the retailer is the display of available titles in two store locations, at a dedicated section called a "mainline display" and at displays located within the merchandise checkout area. Because magazines are frequently purchased on impulse, publishers increasingly compete for display spaces, referred to as "pockets," at the checkout.

         National distributors receive a brokerage fee based on sales and distribution to local distributors. Local independent distributors purchase copies at a discount to the suggested retail price and resell to retailers, also at a discount to the suggested retail price. Unsold copies are returnable by the retailer for full credit to all parties in the distribution chain, such that payments are made only with respect to copies actually sold. All accounting for copies is done by the local distributors which invoice for distributed copies, credit retailers for returns and credit national distributors for sales through a computer-assisted single entry information system.

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

         Publishers have also implemented programs to encourage retailers to upgrade their checkout and mainline display fixtures by making one-time incentive payments, based on the pockets allocated to their respective titles. Similar to RDA and RDP, such payments are made only upon submission of a properly documented claim.

Client Services

         The Company is dedicated to providing full information services to its clients. Such services include the following:

         Claim Submission. Through its information system, the Company assists retailers in accurately monitoring, documenting, claiming and collecting publisher incentive payments. The claim submission process begins at the end of each calendar quarter when the Company obtains information from the local distributors detailing the titles and number of copies actually sold by the client retailer. Based on this information, the Company prepares publisher supplied claim forms and submits the documented claim to the appropriate national distributor, which acts as payment agent for the publisher. After verification of the claim, the national distributor remits payment to the order of the retailer in care of the Company, which records the payment and forwards it to the retailer. The Company charges the retailer a negotiated percentage of the cash collected.

         As an extension of its claim submission service, the Company has established an Advance Pay Program. Under the provisions of the written agreement signed by each participating retailer, the Company collects the incentive payments otherwise due the retailer directly from magazine publishers with respect to the sale and display of magazines. In return, the Company pays to the retailer a negotiated fixed percentage of the total incentive payments otherwise due the retailer with respect to each calendar quarter generally not later than ninety days after the end of each such quarter. The funds necessary to make such payments are derived from cash flow from operations and borrowings under the Company's existing $15,000,000 credit facility. Typically, the agreement provides for a minimum term of one year and thereafter is terminable by either party on not less than ninety days notice. This service relieves the retailer from the burdensome administrative task of processing multitudes of small publisher checks. Service fees earned under the Advance Pay Program generally exceed those charged under the traditional method; however, the Company generally assumes the risk of uncollectibility of the incentive payments. Based on historical experience, the Company maintains a reserve for doubtful accounts equal to approximately 2% of outstanding accounts receivable. The Company believes such reserve will be adequate.

         Space Design. Through its Display Group, the Company offers to assist retailers in the placement of displays and the selection of titles to optimize available display space, and thereby to maximize sales and incentive payment revenues. Based on its knowledge of local consumer preferences and the terms and conditions of publisher incentive payment programs, the Company analyzes the retailer's store layout, customer traffic patterns and available display alternatives. Thereafter, the Company consults with its retailer client to develop an appropriate display program. Space design services accounted for approximately 13% of the Company's 1998 revenues.

         Generally, retailers undertake a comprehensive redesign of the checkout display space on three-year cycles. As a result of its marketing experience, the Company is frequently engaged to provide services with respect to the entire redesign process including fixture design and assisting the retailer in product selection, plan-o-gramming and vendor negotiations. The Company provides additional services to retailers including vendor billing and collection, fixture prototype reviews and supervision of fixture installation in the stores. In June 1997, Kmart Corporation contracted with the Company to provide such services with respect to the reconfiguration of display fixtures in the checkout area of its stores. The new merchandising units which display magazines, confections and selected general merchandise illustrate the applicability of the Company's existing services beyond magazines to other high volume consumer products.

         Periodical Information Network ("PIN"). The Company's large and sophisticated database of magazine industry information has resulted in it becoming a magazine information center which management believes is used by many companies in the magazine industry to formulate their publishing and distribution strategies. PIN is a comprehensive system designed to use current computer technologies, including CD-ROM, to effectively manage all elements of the Company's database including information packaging and efficient inbound, outbound access. The network provides access to periodically updated historical information concerning the titles and quantity of each title sold by retailers for analysis purposes. Several leading publishers have subscribed to PIN. The PIN subscription agreement provides that the Company will furnish each subscriber with a historical database of sales information and quarterly updates capable of generating three general types of reports: total sales, sales by class of trade, and sales by retailer. Each report ranks titles in order of sales volume, and provides other sales related information, including sales efficiencies, category contributions and total sales ranking. Subscribers pay service fees equal to a one-time enrollment fee and quarterly update fees. Subscriptions have a term of one year, which are automatically renewed for successive one-year terms unless either party terminates by notice to the other not later than ninety days before commencement of the next renewal term. PIN accounted for approximately 4% of the Company's 1998 revenues.

         Marketing and Promotional Program. As part of its full-service philosophy, the Company offers its clients advice and suggestions concerning specialized marketing and promotional programs which may include, for example, special mainline or checkout displays and cross-promotions of magazines and products of interest to the readers of such magazines. Such services are offered to enhance single copy magazine sales by the Company's clients, and thereby increase service revenues due the Company in connection with the submission of incentive payment claims; accordingly, no separate charge is made for these services.

         Administrative Support. The Company assists retailers to more efficiently conduct their magazine sales operations through computerized inventory control, automated pricing updates and management reporting. The Company intends to introduce a new administrative support service enabling publishers and retailers to efficiently verify and correct price changes and other information contained in the magazine's uniform product code ("UPC"). Administrative support services accounted for less than 1% of the Company's 1998 revenues.

Customers/Clients

         The Company provides services to approximately 725 operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Such retailers include Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc. and W.H. Smith, Inc. In addition, the Company provides market data to publishers, including Time Distribution Services, ICD/The Hearst Corp. and Globe Marketing Services. All of the Company's services are rendered pursuant to short term contracts and, accordingly, the Company's clients are under no long term contractual obligation to continue to employ the Company's services.

Marketing and Sales

         The Company markets its services through its own direct sales force. The Company's sales group consists of ten regional managers and three divisional vice presidents. Each manager is assigned to a specific geographic territory and is responsible for the preparation of quotations, program presentations and the general development of sales, as well as maintenance of existing accounts, within his or her assigned territory.

Competition

         Competition among providers of many of the Company's products and services, particularly the processing of incentive payment claims, is highly competitive. While such competition is fragmented, the Company recognizes approximately 32 direct competitors, all of which are closely-held private companies. The Company believes that, in virtually all cases, it is the sole provider of magazine incentive payments claim services to its clients and the Company's clients do not perform such services on their own behalf. Based on its review of the industry and informal discussions with magazine publishers and retailers, the Company believes that none of its direct competitors have greater financial, technological, marketing and sales resources than the Company. However, it is possible that certain services offered by the Company could be performed directly by its retail customers or otherwise offered or performed in the future by publishers, distributors or other organizations, such as Nielsen,

IRI and Audit Bureau of Circulation. Many of such organizations have greater financial, technological, marketing and sales resources than the Company. Additionally, competitors may develop new or different service programs which are perceived by customers to be of similar or superior quality at the same or lower prices than the Company's services.

         Management further believes that the principal competitive factors in the retail information industry include information access, technological support, accuracy, system flexibility, financial stability, customer service and reputation. The Company believes it competes effectively with respect to each of the above factors.

Management Information Systems

         The Company uses a customized information system to accumulate and manage sales data in connection with its processing of claims and maintenance of the PIN database under a license from a third party which has been retained by the Company to service and upgrade the Company's information system. This sophisticated information system is of a type used by several companies engaged in the collection of sales incentive payments in the magazine industry. In May 1998, the Company intends to introduce its proprietary SOURCEPRO software which will enable retailers to visualize alternative checkout configurations in a three-dimensional graphic environment and analyze relative profit potential. Management believes that currently none of the Company's competitors utilize comparable technology to assist retailers in space design. Although the Company uses several service marks in connection with its business, it believes that its business is not dependent on the strength of its service marks or any of its intellectual property rights.

Employees

         As of January 31, 1998, the Company employed 115 persons, of whom 94 were employed on a full-time basis and 21 were employed on a part-time basis. Of such persons, 31 are engaged in administrative activities and two devote at least a portion of their efforts to research and development activities. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2. Description of Property.

         The Company conducts its operations from 11 office facilities, located in St. Louis, Missouri; New York, New York; Chicago Heights, Illinois; Schaumburg, Illinois; Oklahoma City, Oklahoma; San Antonio, Texas; Cranberry Township, Pennsylvania; Canton, Ohio; Woodstock, Georgia; Fair Lawn, New Jersey; and Mississauga, Ontario, Canada. These facilities contain an aggregate of approximately 19,000 square feet of space. Each of the facilities is occupied by the Company under leases containing terms and conditions believed to be comparable to those prevailing in the market in which the facility is located. The Company believes that each of such facilities may be relocated without material expense or delay, and that suitable alternative office facilities are available in each market on comparable terms, if required.

         In addition, the Company's data processing center, located in High Point, North Carolina, contains approximately 13,900 square feet and is occupied under a written lease with 711 Gallimore Partnership, a North Carolina general partnership, expiring in 2012. Such lease provides for the payment of monthly rent of approximately $14,000, subject to adjustment for taxes, insurance and utilities. See "Item 12: Certain Relationships and Related Transactions."

Item 3. Legal Proceedings.

         The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the securityholders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

         From June 22, 1995, until February 12, 1996, the Company's Common Stock was quoted on the Nasdaq OTC Bulletin Board. Beginning on February 12, 1996, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "SORC." Beginning on October 7, 1997, the Common Stock was listed on the Boston Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq OTC Bulletin Board or Nasdaq SmallCap Market, as applicable.

Fiscal 1997                                    High             Low
-----------                                    ----             ---
First Quarter                                  $6.96            $5.30
Second Quarter                                 $5.75            $4.84
Third Quarter                                  $5.75            $3.18
Fourth Quarter                                 $3.93            $2.72

Fiscal 1998                                    High             Low
-----------                                    ----             ---
First Quarter                                  $3.48            $2.58
Second Quarter                                 $3.71            $1.21
Third Quarter                                  $4.75            $3.18
Fourth Quarter                                 $5.38            $3.56

         As of March 5, 1998, there were 114 holders of record of the Common Stock.

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

Sales of Unregistered Shares

         In November 1997, the Company issued a warrant to purchase 75,000 shares of Common Stock beginning February, 1998 to Herbert A. Hardt in connection with a consulting agreement under which Mr. Hardt will provide $51,750 of consulting services to the Company. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         For more than 20 years, The Source Information Management Company (the "Company") and its predecessors have provided information gathering, consulting and other information based services to operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Currently, the Company provides monitoring and documentation services to approximately 725 retailers, such as Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc., and W.H. Smith, Inc., in connection with processing and collection of incentive payments from magazine publishers on single copy sales of approximately 6,000 magazine titles offered in more than 65,000 stores. As an extension of this service, the Company established its Advance Pay Program, under which the Company advances an agreed upon percentage of the incentive payments due to the retailer from magazine publishers. It then collects directly from the publishers the claims due to the retailer. In fiscal 1997 and 1998, the Company advanced approximately $15,000,000 and $38,900,000 under the Advance Pay Program, respectively. In October 1996, the Company expanded its services and potential client base with the introduction of the Periodical Information Network ("PIN"), an information service in which the Company offers and provides subscribing magazine publishers, advertisers and others with industry-wide, single copy magazine sales information in a user friendly format. Based on discussions with representatives of magazine publishers, the Company believes that publishers and advertisers perceive that PIN provides a valuable basis on which to formulate marketing, distribution, advertising and other policies.

         A majority of the Company's revenues are derived from service fees earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publisher quarterly based on net sales of the publishers' titles recorded in the previous calendar quarter. Except in connection with its Advance Pay Program, the Company does not guarantee to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments. In substantially all the contracts under the Advance Pay Program, which is continuing to represent an increasing percentage of payments collected, the Company bears the risk of uncollectibility associated with collecting payments from publishers. To date, management believes that the reserve maintained by the Company as an allowance for doubtful accounts in the amount of approximately 2% of accounts receivable is adequate to satisfy any losses incurred by the Company from uncollectible accounts receivable.

         Under both the standard arrangement and the Advance Pay Program, commission revenue is recognized at the time claims for incentive payments are substantially completed for submission to the publishers based on the amount claimed, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivable. However, under the standard arrangement, invoices for services provided by the Company in connection with the claim process are not issued until the Company receives settlement of the claim. Under the Advance Pay Program, the revenue recognized by the Company represents the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

Results of Operations

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Total Revenues:

                                                 Fiscal Year Ended January 31,
                                                1998                     1997
                                                ----                     ----
Service Revenues                                99.9%                    96.7%

Merchandise Revenues                             0.1%                     3.3%

Total Revenues                                 100.0%                   100.0%

Cost of Service Revenues                        49.4%                    66.6%

Cost of Merchandise Sold                         0.3%                     2.8%

Gross Profit                                    50.3%                    30.6%

Selling, General & Administrative
  Expense                                       19.9%                    39.8%

Operating Income (Loss)                         30.4%                   (9.2)%

Interest, Net                                  (5.9)%                   (3.9)%

Other Income (Expense), Net                    (0.7)%                   (0.4)%

Income (Loss) Before Income Taxes               23.8%                  (13.4)%

Net Income (Loss)                               13.5%                   (8.3)%

Service Revenues

         Increased retailer participation in the Advance Pay Program, the acquisition of Mike Kessler and Associates, Inc. and the growth in subscriptions to PIN contributed to an increase in service revenues of approximately $4,739,000, or 67%, over fiscal 1997. Of the total, claims, PIN and Advance Pay Program revenue increased approximately $3,898,000, or 61%, over the prior year. Space design revenue increased from $636,000 in the prior year to $1,477,000 in the current year, or 132%, resulting from an increase in the number of reconfiguration programs undertaken by the Company on behalf of its retailer clients, including the Kmart program. Historically, space design revenues have fluctuated as a result of a variety of factors including the number and magnitude of reconfiguration programs undertaken by the Company's retailer clients and the timely shipping of displays by manufacturers. Consequently, variations in the timing and amounts of space design revenues could have a material positive or negative effect on the operating results of any given quarter. In May 1998, the Company intends to introduce its proprietary SOURCEPRO software, which will enable retailers to visualize alternative checkout configurations in a three-dimensional graphic environment and analyze the relative profit potential which can be achieved by the retailer from alternative configurations.

Merchandise Revenues and Cost of Merchandise Sold

         As a result of its relationships with the leading retailers in the United States, the Company has had opportunities from time to time to purchase merchandise, such as gift and greeting cards, caps and other leisure time products for resale to its retailer clients. However, at the end of fiscal 1997, management decided to de-emphasize this portion of its business in order to dedicate more resources to its core services. As a result, the revenues derived from merchandising sales declined in fiscal 1998 as the related merchandise inventory was liquidated.

Cost of Service Revenues and Selling, General and Administrative Expense ("Total Costs")

         Despite a 67% increase in Service Revenues, Total Costs increased only $412,000, or 5%. Increased costs incurred in connection with the acquisitions of Magazine Marketing, Inc., Readers Choice, Inc. and Mike Kessler and Associates, Inc., including wages, amortization, rent and depreciation, were more than offset by the related revenue increases. In addition, wages increased as a result of bonuses and the hiring of individuals formerly employed by Data-Pros, Inc., a data processing service company purchased on January 1, 1997. However, the increase in wages in connection with this acquisition was largely offset by a decrease in data processing expenses.

Interest Expense

         Interest Expense increased $402,000, principally due to increased borrowings necessary to fund the growth in the Advance Pay Program and, to a lesser extent, to fund the acquisition of Mike Kessler and Associates, Inc.

Income Tax Expense (Benefit)

         The effective income tax rate for fiscal year 1998 was 43.7%. This rate varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization , and officers' life insurance premiums.

Earnings Per Share

         In calculating earnings per share, net income for the year was reduced by a constructive dividend of $109,937, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 186,667 shares of Common Stock and non-transferable warrants, expiring in 2000, to purchase 310,710 shares of Common Stock at an exercise price of $3.00 per share.

Year 2000 Readiness

         The  Company  is aware  of the Year  2000  issues  associated  with the practice of encoding only the last two digits of four digit years in a computer-based system. Year 2000 issues, if not properly addressed, could result in disruptions of operations. Currently, management estimates that the incremental cost to renovate systems and encoded applications and to test replacement systems and applications to become Year 2000 ready will not have a material effect on the Company's financial condition, results of operations or liquidity. No assurance can be given that the Company will successfully avoid all problems with the Year 2000 issue.

Liquidity and Capital Resources

         The Company's primary cash requirements are for meeting the working capital required in connection with the costs incurred in obtaining service revenues, selling, general and administrative expenses (particularly salaries, travel and entertainment) incurred in the maintenance of existing accounts and in connection with the solicitation of new clients, and for funding the Advance Pay Program. Historically, the Company has financed its business activities through cash flow from operations, short-term borrowings under available lines of credit and through the issuance of equity securities.

         Net cash used by operating activities was $5,520,000 and $6,511,000 during the years ended January 31, 1998 and 1997, respectively. If, and so long as, the Advance Pay Program continues to grow at the rate experienced in fiscal 1998, management anticipates cash used by operations will continue to exceed cash provided by operations. However, if and when the conversion of existing and new customer accounts to the Advance Pay Program has been substantially completed, management anticipates, based on its existing operations, that cash provided by operations will exceed cash used by operations.

         Accounts receivable increased $5,500,000 as a result of the significant growth of the Advance Pay Program. The average collection period for 1998 was 136 days (considered to be within an acceptable range by management based on the nature of the Company's business and historical experience) compared to 153 days for 1997. The collection periods were calculated as follows: 365 days/(Revenues/ Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At January 31, 1998, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $15,000,000 with Wachovia Bank, N.A. Wachovia Bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by a security interest in substantially all of the Company's assets, including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles. Under the credit agreement, the Company is required to maintain certain financial ratios. At January 31, 1998, the Company was in compliance with all financial ratios imposed by the credit agreement.

         At January 31, 1998, the Company's total long-term debt obligations were $8,635,054. Of such amount, $30,997 will mature within 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived from cash flows from operations.

         At January 31, 1998, the Company had total deferred tax assets of $214,000 and total deferred tax liabilities of $378,000, resulting in a net deferred tax liability of $164,000 reflecting the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Of this liability, $316,000 results from a change in accounting method from cash to accrual by (i) the Company's predecessors in connection with the formation of the Company, (ii) Magazine Marketing, Inc. and (iii) Mike Kessler and Associates, Inc. This liability is expected to be paid $222,000, $72,000 and $22,000 over the next three years, respectively. The Company anticipates that the funds necessary to satisfy this tax obligation will be derived primarily from cash flows from operations.

         In July 1997, the holders of the Company's 1996 Series 7% Convertible Preferred Stock exchanged all 5,600 outstanding shares for 186,667 shares of Common Stock at an effective price of $3.00 per share and non-transferable warrants, expiring in 2000, to purchase 310,710 shares of Common Stock at an exercise price of $3.00 per share. The exchange resulted in a one-time constructive dividend of $109,937, which was reported in the fiscal quarter ended July 31, 1997.

         In September 1997, the Company issued to Aron Katzman, Harry L. Franc, III and Timothy A. Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. These warrants will vest at a rate of 25% on August 1, 1998, 25% on November 1, 1998, 25% on February 1, 1999 and 25% on May 1, 1999. The related expense incurred of approximately $54,000 will be recognized ratably over those periods.

         The Company believes that it will be necessary to raise additional funds through the sale of its equity securities in order to achieve management's goals with respect to (i) expanding the Company's business in new and existing services, particularly the Advance Pay Program, new products and new geographic areas, directly or by acquisition, and (ii) increasing its shareholder base and the market and liquidity of its securities. Accordingly, the Company intends to offer approximately 1,500,000 shares of its Common Stock to the public through an underwriter on a firm commitment basis. The Company anticipates that the offering will commence in June, 1998, and will provide the Company with proceeds of approximately $9,300,000, after deducting underwriting discounts and commissions and other offering expenses.

Item 7.  Consolidated Financial Statements.


The Report of the Independent Certified Public Accountants


Board of Directors
The Source Information Management Company
St. Louis, Missouri

We have audited the consolidated balance sheet of The Source Information Management Company as of January 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Source Information Management Company at January 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.



                                            /s/ BDO Seidman, LLP
St. Louis, Missouri
March 27, 1998

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     Consolidated Balance Sheet

                                                               January 31, 1998
-------------------------------------------------------------------------------

Assets (Note 2)

Current

     Cash                                                     $         31,455

     Trade receivables (net of allowance for
        doubtful accounts of $460,898) (Note 9)                     18,874,764

     Income taxes receivable                                           492,688

     Notes receivable - officers (Note 1)                                7,351

     Other current assets                                              187,876

-------------------------------------------------------------------------------
Total Current Assets                                                19,594,134
-------------------------------------------------------------------------------
Office equipment and furniture (Note 3)                              2,249,688

Less accumulated depreciation and amortization                       1,445,005
------------------------------------------------------------------------------
Net Office Equipment and Furniture                                     804,683
------------------------------------------------------------------------------
Other Assets

     Notes receivable - officers (Note 1)                              14,742

     Goodwill, net of accumulated amortization of
       $250,579 (Note 7)                                            3,227,354

     Other                                                            166,944
-----------------------------------------------------------------------------
Total Other Assets                                                  3,409,040
-----------------------------------------------------------------------------
                                                             $     23,807,857
-----------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     Consolidated Balance Sheet

                                                              January  31, 1998
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current

     Checks issued against future deposits                           132,189

     Accounts payable and accrued expenses                           680,055

     Due to retailers (Note 10)                                      993,846

     Deferred income taxes (Note 6)                                  769,000

     Current maturities of long-term debt
       (Note 2)                                                       30,997

----------------------------------------------------------------------------
Total Current Liabilities                                          2,606,087

----------------------------------------------------------------------------
Long-term Debt, less current maturities
  (Note 2)                                                         8,604,057

----------------------------------------------------------------------------
Deferred Income Taxes (Note 6)                                       103,000
----------------------------------------------------------------------------
Total Liabilities                                                 11,313,144
----------------------------------------------------------------------------
Commitments (Notes 3 and 4)
----------------------------------------------------------------------------

Preferred Stock, $.01 par - shares authorized,
  2,000,000; outstanding, none (Note 8)                                   -

Stockholders' Equity

     Common Stock, $.01 par - shares authorized,
       16,528,925; outstanding 8,016,367 (Note 11)                    80,163

     Additional paid-in-capital                                   10,513,949

     Retained earnings                                             1,900,601
----------------------------------------------------------------------------
Total Stockholders' Equity                                        12,494,713
----------------------------------------------------------------------------

                                                            $     23,807,857
----------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           Consolidated Statements of Operations

Years Ended January 31,                           1998                   1997
-------------------------------------------------------------------------------

Service Revenues                              $  11,795,496       $  7,056,270
Merchandise Revenues                                  8,348            242,177
-------------------------------------------------------------------------------
                                                 11,803,844          7,298,447

-------------------------------------------------------------------------------
Cost of Service Revenues                          5,827,933          4,862,207
Cost of Merchandise Sold                             32,720            202,381
-------------------------------------------------------------------------------
                                                  5,860,653          5,064,588

-------------------------------------------------------------------------------
                                                  5,943,191          2,233,859
Selling, General and Administrative
  Expense (Notes 1, 3 and 4)                      2,350,622          2,904,372
-------------------------------------------------------------------------------
Operating Income (Loss)                           3,592,569          (670,513)
-------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                          21,164             30,628
            Interest expense                      (714,404)          (311,737)
            Other                                  (79,321)           (28,883)
-------------------------------------------------------------------------------
Total Other Income (Expense)                      (772,561)          (309,992)
-------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                 2,820,008          (980,505)
Income Tax (Expense) Benefit (Note 6)           (1,231,000)            377,188
-------------------------------------------------------------------------------
Net Income (Loss)                           $     1,589,008       $  (603,317)
-------------------------------------------------------------------------------

Earnings (Loss) per Share - Basic           $          0.23       $     (0.11)
-------------------------------------------------------------------------------

Weighted Average of Shares
  Outstanding - Basic                             6,561,761          5,557,223
-------------------------------------------------------------------------------

Earnings (Loss) per Share - Diluted         $          0.22       $     (0.11)
-------------------------------------------------------------------------------

Weighted Average of Shares
  Outstanding - Diluted                           6,693,666          5,557,223
-------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.


                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                 Consolidated Statements of Stockholders' Equity
                                   As Restated For Reverse Stock Split (Note 11)



                                                        Common Stock       Additional                          Total
                                          ------------------------------   Paid - in         Retained      Stockholders'
                                              Shares         Amount         Capital          Earnings         Equity
---------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1996                      5,268,090     $   52,681    $     988,021    $     976,924    $   2,017,626

Issuance of Common Stock                           6,612             66           29,934                -           30,000

Conversion of 7% Preferred Stock to Common
Stock                                            349,750          3,498        1,396,071                -        1,399,569

Issuance of Common Stock to purchase
Magazine Marketing, Inc. (Note 7)                 82,644            826          249,174                -          250,000

Issuance of Common Stock in payment
of services                                       12,506            125           51,625                -           51,750

Dividend on Preferred Stock                        7,863             79           42,382          (42,467)             (6)

Net loss for the year                                  -              -                -         (603,317)       (603,317)
---------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1997                      5,727,465     $   57,275    $   2,757,207     $     331,140   $   3,145,622

Issuance of Common Stock (Note 11)             2,000,000         20,000        6,700,602                 -       6,720,602

Issuance of Common Stock in payment of
services                                           1,811             18            7,982                 -           8,000

Issuance of Common Stock for exercise of
stock options                                      2,182             21            5,259                 -           5,280

Dividend on Preferred Stock                        6,381             64           19,480          (19,547)             (3)

Exchange of 7% Preferred Stock to Common
Stock (Note 8)                                   186,667          1,867          520,639                -          522,506

Redeemable Common Stock converted to
Common Stock (Note 7)                             91,938            919          502,901                -          503,820

Purchase fractional shares from reverse
stock split                                         (77)            (1)            (321)                -            (322)

Issuance of Common Stock Warrants                      -              -              200                -              200

Net income for the year                                -              -                -        1,589,008        1,589,008
---------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1998                      8,016,367     $   80,163    $  10,513,949    $   1,900,601    $  12,494,713
---------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.


                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                          Consolidated Statements of Cash Flows

Years Ended January 31,                                              1998            1997
-------------------------------------------------------------------------------------------
Operating Activities

     Net income (loss)                                   $     1,589,008       $  (603,317)

     Adjustments to reconcile net cash

       provided by operating activities:

          Depreciation and amortization                          432,632           246,599

          Loss on disposition of equipment                         1,338               299

          Provision for losses on accounts
             receivable                                           97,311           224,387

          Impairment of investment in
            limited partnership                                   20,000            20,000

          Deferred income taxes                                  470,000          (259,064)

          Services received in exchange for
            Common Stock                                           8,000            51,750

          Changes in assets and liabilities:

              Increase in accounts receivable                 (5,537,689)       (8,789,885)
              Increase in other assets                          (421,882)         (230,004)
              (Decrease) increase in checks issued
                 against future deposits                      (3,093,479)        3,225,668
              Increase (decrease) in accounts
                 payable and accrued expenses                    120,614          (513,110)
              Increase in amounts due customers                  794,271           116,120
-------------------------------------------------------------------------------------------
Cash Used in Operating Activities                             (5,519,876)       (6,510,557)
-------------------------------------------------------------------------------------------

Investment Activities

     Acquisition of Mike Kessler &
       Associates, Inc., net of cash acquired                 (608,650)                -

     Acquisition of Magazine Marketing, Inc.                        -           (275,000)

     Capital expenditures                                     (344,847)         (276,729)

     Loans to officers                                         (10,000)                -

     Collection on officers notes receivable                   221,485            29,715

     Collections from related party                                  -            53,171

     Proceeds from sale of fixed assets                          2,000                 -

     Increase in cash surrender value of
       life insurance                                          (55,333)          (32,740)

     Proceeds from surrender of life insurance
        policies                                                83,959                 -

----------------------------------------------------------------------------------------
Cash Used in Investing Activities                             (711,386)         (501,583)
----------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                          Consolidated Statements of Cash Flows


Years Ended January 31,                                             1998                    1997
-------------------------------------------------------------------------------------------------------
Financing Activities

     Proceeds from issuance of Common Stock                          6,720,602                  30,000

     Proceeds from issuance of Preferred Stock                               -               1,922,075

     Borrowings under credit facility                               37,777,000               9,791,000

     Principal payments on credit facility                        (36,303,000)             (2,756,121)

     Borrowings under short-term debt agreements                             -               2,836,366

     Repayments under short-term debt agreements                   (2,221,961)             (4,550,081)

     Other financing activities                                          5,155                     (6)

-------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                5,977,796               7,273,233

-------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                          (253,466)                 261,093


Cash, beginning of period                                              284,921                  23,828

-------------------------------------------------------------------------------------------------------

Cash, end of period                                        $            31,455    $            284,921

-------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Summary of Accounting Policies


Basis of          The   consolidated   financial   statements   of  The   Source
Presentation      Information   Management   Company  reflect  the  accounts  of
                  companies  formerly  known  as  Display   Information  Systems
                  Corporation (DISC),  Periodical  Management & Marketing,  Inc.
                  (PMM)  and  Dixon's  Modern  Marketing   Concepts,   Inc.  and
                  Tri-State Stores,  Inc. (MMC). DISC and PMM merged on February
                  1, 1995 and the net assets of MMC were merged on June 15, 1995.

Business The Source Information Management Company (the Company) is a provider of merchandise management information and related services primarily in connection with the display and marketing of magazines and other periodicals. The Company assists retailers in monitoring, documenting, claiming and collecting incentive payments, primarily from publishers of periodicals, and performs consulting and other services in exchange for commissions. The Company also obtains revenue from (a) consulting and other services rendered to clients on other than a commission basis and (b) the sale, as principal or broker, of merchandise to the Company's retailer clients for resale by them.

Principles of The consolidated financial statements include the accounts of Consolidation The Source Information Management Company and its wholly-owned
                  subsidiaries,   all  of  which  are  currently  inactive.  All
                  material intercompany accounts and transactions have been eliminated in consolidation.

Concentrations    Substantially  all of the Company's  revenues are derived from
of Credit         the  services  provided  in  connection  with  the  collection
Risk              of  payments  owed  to the  Company's  retailer  clients  from magazine  publishers under programs designed by the publishers to provide  incentives to increase single copy magazine sales.
                  The  incentive  programs,  although  part  of the  publishers'
                  marketing   strategy  for  over  20  years,  are  governed  by
                  short-term contracts. If magazine publishers discontinue or significantly modify the incentive programs in such a manner which makes the Company's services incompatible with the modified programs, the Company's results of operations and financial condition may be materially and adversely affected.

                  The Company's retailer clients, who are located throughout the United States and eastern Canada, are periodically evaluated for extension of unsecured credit. At the balance sheet date, the Company had no concentration of credit with any individual retailer client.

                  In the Advance Pay Program (Note 9), the Company assumes the risk otherwise borne by the retailer that magazine publishers will refuse or be unable to pay the amount of incentive payments claimed. Based on historical experience, the Company maintains a reserve for claims submitted but subject to such a refusal or inability to pay. However, if a prominent magazine publisher files a petition in bankruptcy, seeks other protection from its creditors or otherwise refuses to pay, this reserve may be inadequate. The results of operations and the financial condition of the Company could be materially affected.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Summary of Accounting Policies


Revenue           Service  revenues  are  recognized  during the period in which
Recognition       services are performed.  Merchandising revenues are recognized
                  in  the  period  in  which  the  merchandising   services  are
                  provided.

                  Under both the standard arrangement and the Advance Pay Program, commission revenue is recognized at the time claims for incentive payments are substantially completed for submission to the publishers. The commission revenue recognized is based on the amount claimed, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivable. Under the standard arrangement, invoices for claim processing services are not issued until the Company receives settlement of the claim. However, under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

Equipment and     Equipment and furniture  are stated at cost.  Depreciation  is
Furniture         computed   using  the   straight-line   method  for  financial
                  reporting and accelerated methods for income tax purposes over the estimated useful lives of 5 to 7 years.

Income Taxes      Income  taxes are  calculated  using  the asset and  liability
                  method   specified  by   Statement  of  Financial   Accounting
                  Standards No. 109, "Accounting for Income Taxes."

Goodwill Goodwill represents the excess of the cost of a company acquired over the fair value of the net assets acquired which is amortized over 15 years.

Stock-Based       The Company  grants stock options for a fixed number of shares
Compensation      to employees  with an exercise  price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting
                  Principles Board Opinion No. 25,  "Accounting for Stock Issued
                  to Employees" (APB Opinion No. 25). That Opinion requires that compensation  cost  related  to fixed  stock  option  plans be recognized  only to the  extent  that  the  fair  value of the
                  shares  at  the  grant  date  exceeds  the   exercise   price.
                  Accordingly, the Company recognizes no compensation expense for its stock option grants.

                  In October 1995, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income
                  (loss) and earnings (loss) per share, determined as if the Company had applied the new method, are disclosed within Note 4.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                  Summary of Accounting Policies



Accounting        The  preparation  of financial  statements in conformity  with
Estimates         generally accepted  accounting  principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived        In March 1995,  SFAS No. 121 "Accounting for the Impairment of
Assets            Long-Lived  Assets and for Long-Lived  Assets Disposed Of" was
                  issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 1997, the Company adopted this statement. The Company has determined that no impairment loss need be recognized for applicable assets of continuing operations.

Earnings Per      In February 1997,  the Financial  Accounting  Standards  Board
Share             issued SFAS No. 128,  "Earnings per Share," which requires the presentation  of  "basic"  earnings  per  share,  computed  by dividing net income  available to common  shareholders  by the weighted  average number of common shares  outstanding for the period,  and "diluted"  earnings per share, which reflects the potential  dilution  that could occur if  securities  or other contracts to issue  common  stock were  exercised or converted into common  stock or resulted in the issuance of common stock that then shared in the  earnings  of the entity.  The Company adopted SFAS No. 128 in the fourth  quarter of fiscal 1998 and
                  has  restated  all  prior  period   earnings  per  share  data
                  presented. The adoption of SFAS No. 128 did not have a material effect on the Company's previously reported earnings per share information.

Reclassi-         Certain 1997 amounts have been  reclassified to conform to the
fications         1998 presentation.


New Accounting    SFAS No. 130, "Reporting  Comprehensive Income," was issued in
Standards         June 1997.  Comprehensive  income is  defined  as net  income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of the Company's comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Company's financial condition or results of operations.

                  SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company is currently evaluating the impact of SFAS No. 131 on future financial statement disclosures.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                  Notes to Financial Statements


1. Related Party The Company purchased data processing services from an Transactions employment service company owned by certain officers of the Company. There were approximately $275,000 of such purchases made during 1997. The Company purchased this employment service company for $45,000 on January 1, 1997.

                         One of the Company's stockholders also owns a majority of the stock of FMG, Inc., primarily an investing company. At January 31, 1996, the Company had a receivable from FMG of $53,171 at prime plus .5%. The receivable was collected in full on November 5, 1996.

                         The Company currently leases certain office space and from time to time leases an airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were approximately $223,000 and $207,000 for 1998 and 1997, respectively. Amounts paid for the airplane were approximately $12,000 and $0 for 1998 and 1997, respectively.

                         Certain officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amounts of $295,293. Collections on these notes totaled $273,200 through January 31, 1998, leaving a balance outstanding of $22,093. The remaining notes bear interest at rates varying from 6.96% to 7.34% per annum.


2.     Long-term Debt    Long-term debt consists of:
       and Revolving
       Credit Facility

January 31,                                                                1998
-------------------------------------------------------------------------------

Revolving Credit Facility                                      $      8,598,000

Unsecured  note  payable to  stockholder  (former
  owner of Magazine  Marketing, Inc.), non-interest
  bearing, payable in eight quarterly installments
  of $10,000, discounted based on the Company's
  effective borrowing rate                                                9,774

Term note payable in monthly installments of $629
through November 1999, collateralized by an automobile                   12,800

Obligations under capital lease (Note 3)                                 14,480
-------------------------------------------------------------------------------

Total Long-term Debt                                                  8,635,054

Less current maturities                                                  30,997
-------------------------------------------------------------------------------

Long-term Debt                                                 $      8,604,057
-------------------------------------------------------------------------------

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                         Annual  maturities  of  long-term  debt are as follows:
                         1999 - $30,997; 2000 - $8,604,057.

                         The Company has an agreement providing for revolving loans up to $15,000,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 8.4727% at January 31, 1998). Borrowings are secured by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                         The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was in compliance with such ratios at January 31, 1998.

3.     Commitments       Leases

                         The Company leases office space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. The Company also leases an administrative facility from a related party under an operating lease that expires in 2012. In most cases, management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rent expense was approximately $462,000 and $427,000 for the years ended January 31, 1998 and 1997, respectively. Amounts paid to related parties included in total rent expense were approximately $223,000 and $207,000 for 1998 and 1997, respectively.

                         Office equipment and furniture includes $71,066 at January 31, 1998 for equipment leases which have been capitalized. Accumulated amortization was $63,626 at January 31, 1998. Lease amortization is included in depreciation and amortization expense.

                         Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 1998:

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                                          Capital             Operating
Year Ending January 31,                    leases               leases
----------------------------------------------------------------------------

1999                                   $      15,523      $         410,569
2000                                               -                250,584
2001                                               -                173,148
2002                                               -                155,215
2003                                               -                150,300
Thereafter                                         -              1,327,650
----------------------------------------------------------------------------

Total minimum lease payments                  15,523      $       2,467,466
                                                    ------------------------
Amount representing interest                   1,043
-----------------------------------------------------

Present Value of Net Minimum
   Lease Payments                      $      14,480
-----------------------------------------------------

                         Litigation

                         The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial position.

                         Employment agreements

                         The Company has entered into employment agreements with certain officers and key employees. These agreements expire in January 1999 and require annual salary levels and termination benefits, should a termination occur.

                         Consulting agreement

                         On May 31, 1997, the Company entered into a three year consulting agreement with a company owned by the former shareholder of Mike Kessler and Associates, Inc. The agreement requires the Company to make payments aggregating $75,000, $65,000 and $50,000 annually for the first, second and third years of the agreement.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements



4.  Employee Profit      Sharing and 401(k) Plan
    Benefit Plans

                         The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 1998 and 1997.

                         Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 1998 and 1997 pursuant to this Plan were approximately $63,000 and $50,000, respectively.

                         Deferred Compensation Plan

                         During fiscal year 1997, the Company established an unfunded deferred compensation plan for certain officers, who elect to defer a percentage of their current compensation. The Company does not make contributions to the plan and is responsible only for the administrative costs associated with the plan. Benefits are payable to the participating officers upon their death or termination of employment. From the deferred funds, the Company has purchased certain life insurance policies. However, the proceeds and surrender value of these policies are not restricted to pay deferred compensation benefits when they are due.

                         Stock Option Plan

                         In August 1995, the Company established its 1995 Incentive Stock Option Plan for key employees and reserved 520,661 shares of Common Stock for such plan. Under the plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of the Company's Common Stock at the date of grant. The durations and exercisability of the grants vary according to the individual options granted.


                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                                                                              Weighted
                                                         Range of             Average
                                   Number of             Exercise             Exercise
                                    Options               Prices               Price
                            -----------------------------------------------------------------
Options outstanding at
  January 31, 1996                             -0-          -                    -

Options granted                            227,271      4.84-5.60               5.28
Options expired                             61,983         4.84                 4.84

                            -----------------------------------------------------------------
Options outstanding at
  January 31, 1997                         165,288      5.30-5.60               5.45

Options granted                            327,273      1.66-5.60               2.97
Options expired                             92,554      2.42-5.60               5.26
Options exercised                            2,182         2.42                 2.42

                            -----------------------------------------------------------------
Options outstanding at
  January 31, 1998                         397,825      1.66-5.60               3.47
                            -----------------------------------------------------------------


                         The following table summarizes information about the stock options outstanding at January 31, 1998:

                                                        Remaining
                                   Number              Contractual           Options
           Exercise Prices         Outstanding         Life (Months)       Exercisable
                1.66                    89,256                52                   -0-
                2.42                    75,454               113                15,091
                2.42                    27,000               113                 9,000
                2.66                    49,091                53                   -0-
                5.30                    82,644               112                82,644
                5.60                    74,380                36                24,793
                                        ------                                  ------
                                       397,825                                 131,528

                         The options above were issued at exercise prices which approximate fair market value at the date of grant. At January 31, 1998, 122,836 shares are available for grant under the plan.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                         As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock- based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's consolidated net income (loss) and consolidated income (loss) per share would have been reduced to the pro forma amounts indicated below:


Year Ended January 31,                                              1998         1997
--------------------------------------------------------------------------------------
Net income (loss)                    As reported        $      1,589,008    (603,317)
                                     Pro forma                 1,575,534    (637,373)

Basic earnings (loss) per share      As reported                     .23       (0.11)
                                     Pro forma                       .22       (0.11)

Diluted earnings (loss) per share    As reported                     .22       (0.11)
                                     Pro forma                       .22       (0.11)
--------------------------------------------------------------------------------------

                         The pro forma amounts reflected above are not representative of the effects on reported net income in future years because in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:


Year Ended January 31,                                   1998            1997
-------------------------------------------------------------------------------

Dividend yield                                             0%              0%
Range of expected lives (years)                        3.6-10               1
Range of expected volatility                        0.40-0.60            0.30
Risk-free interest rate                                 5.90%           4.88%
-------------------------------------------------------------------------------

                         Stock Award Plan

                         In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted.

                         On September 18, 1996, 8,306 shares of Common Stock were awarded to certain employees under the plan.

                                     THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                Notes to Financial Statements


5.     Supplemental      Supplemental  information  on interest and income taxes
       Cash Flow         paid is as follows:
       Information


Years Ended January 31,                        1998                   1997
---------------------------------------------------------------------------

Interest                             $      700,000        $       285,000

Income Taxes                         $    1,081,000        $       264,000
---------------------------------------------------------------------------

                         Capital lease obligations of $15,687 were incurred in 1997 when the Company entered into leases for new office equipment.

                         On August 30, 1996, 7,863 shares of Common Stock were issued as a dividend to the preferred shareholders as of that date. On February 28, 1997, 6,381 shares of Common Stock were issued as a dividend to the preferred shareholders as of that date.

                         During 1997, in connection with the acquisitions of Magazine Marketing, Inc. and Readers Choice, Inc., the Company issued 86,644 shares and 91,938 shares of Common Stock (Note 7).

                         As part of the acquisition of Mike Kessler & Associates, Inc. the Company entered into a short-term debt agreement for $2,150,000. The obligation was paid in full at its due date in January 1998.

6.     Income Taxes      Provision for federal and state income taxes  (benefit)
                         in the consolidated statements of operations consist of the following components:


Year Ended January 31,                            1998              1997
------------------------------------------------------------------------------
Current

    Federal                                 $       606,000   $     (102,768)
    State                                           155,000          (15,356)
------------------------------------------------------------------------------
Total Current                                       761,000         (118,124)

------------------------------------------------------------------------------

Deferred

    Federal                                         376,000         (225,386)
    State                                            94,000          (33,678)
------------------------------------------------------------------------------
Total Deferred                                      470,000         (259,064)
-------------------------------------------------------------------------------

Total Income Tax Expense (Benefit)          $     1,231,000   $     (377,188)

------------------------------------------------------------------------------

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:


January 31,                                                      1998
----------------------------------------------------------------------
Deferred Tax Assets
    Allowance for doubtful accounts                  $        165,000
    Deferred compensation                                      33,000
    Other                                                      16,000
----------------------------------------------------------------------
Total Deferred Tax Assets                                     214,000
----------------------------------------------------------------------
Deferred Tax Liabilities
    Internal Revenue Code
       Section 83 adjustment                                 708,000
    Income not previously taxed under cash
       basis of accounting for income tax purposes           316,000
    Depreciation                                              30,000
    Other                                                     32,000
---------------------------------------------------------------------
Total Deferred Tax Liabilities                             1,086,000
---------------------------------------------------------------------
Net Deferred Tax Liability                                   872,000
---------------------------------------------------------------------
Classified as
    Current                                                  769,000
    Non-current                                              103,000

---------------------------------------------------------------------
Net Deferred Tax Liability                          $        872,000
---------------------------------------------------------------------

                         The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 1998 and 1997:


Year Ended January 31,                                 1998            1997
----------------------------------------------------------------------------

Income tax expense (benefit) at
  statutory rate                              $       960,000   $   (333,372)

State income tax expense (benefit),
   net of federal income tax benefit                  200,000        (80,421)

Non-deductible meals and entertainment                 30,000          35,320

Non-deductible officers' life insurance                 7,000         (3,250)

Non-deductible goodwill amortization                   61,000           2,306

Utilization of NOL carryforwards                     (19,000)              -

Other, net                                            (8,000)           2,229
----------------------------------------------------------------------------

Income Tax Expense (Benefit)                  $     1,231,000   $   (377,188)

----------------------------------------------------------------------------

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


7.     Business          Acquisition of Magazine Marketing, Inc.
       Combinations
                         On June 28, 1996, the Company acquired all of the stock of Magazine Marketing, Inc. in exchange for 82,644 shares of Common Stock of the Company and $275,000 in cash. In addition, the Company shall pay $10,000 at the end of each quarter for a two year period following the closing date (or a total of $80,000).

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

                         Acquisition of Readers Choice, Inc.

                         On June 30, 1996, the Company acquired all of the issued and outstanding shares of Readers Choice, Inc., a wholly owned subsidiary of United Magazine Company, in exchange for 91,938 shares of Redeemable Common Stock of the Company. This transaction has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price of the transaction exceeded the fair value of the assets acquired in the amount of $280,507 and is being amortized over 15 years.

                         Acquisition of Mike Kessler and Associates, Inc.

                         On May 30, 1997, the Company acquired all of the stock of Mike Kessler and Associates, Inc. (MKA) for $2,500,000 of which $350,000 was paid upon closing and the balance was paid on January 5, 1998 with interest at 6.25%. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company has continued the operation of such business and has continued servicing MKA's customer base.

                         This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired in the amount of $2,382,900 and is being amortized over 15 years.

                         Unaudited pro forma results of operations for 1998 and 1997 for the Company and MKA is listed below:

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


Year Ended January 31,                              1998                   1997
-------------------------------------------------------------------------------

Total Revenues      (As reported)     $       11,804,000    $         7,298,000
                    (Pro forma)               12,304,000              8,796,000
Net Income (Loss)   (As reported)              1,589,000              (603,000)
                    (Pro forma)                1,637,000              (438,000)
Earnings (Loss) Per Share
    Basic (As reported)                             0.23                 (0.11)
    Diluted (As reported)                           0.22                 (0.11)
    Basic (Pro forma)                               0.23                 (0.08)
    Diluted (Pro forma)                             0.23                 (0.08)


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

                         Each share of the 1996 Series 7% Convertible Preferred Stock shall be convertible, at the option of the holder thereof, into shares of the Common Stock of the Company, at the conversion price equal to 80% of the current market price of the Common Stock, provided, however, the conversion price shall not be less than $4.24 nor more than $6.66 per share of Common Stock. For purposes of such conversion, each share of the 1996 Series 7% Convertible Preferred Stock shall be accepted by the Company for surrender at its Liquidation Amount of $100 per share.

                         During March 1996, the Company issued 20,000 shares of 1996 Series 7% Convertible Preferred Stock for $100 per share. Commissions and expenses totaling $137,925 were incurred in connection with the stock issuances of which $77,925 was paid in cash and $60,000 was paid by issuance of another 600 shares of Preferred Stock.

                         On June 3, 1996, an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $4.30 per share, which resulted in the issuance of 116,293 shares of Common Stock. This conversion also resulted in the issuance to certain of

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                         the Company's financial advisors of warrants to purchase an additional 2,326 shares of the Common Stock of the Company. These warrants to purchase Common Stock are exercisable for a two year period at an exercise price equal to $5.15 per share.

                         On July 29, 1996, two investors converted 2,250 and 500 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $4.42 per share, which resulted in the issuance of 50,945 and 11,320 shares, respectively, of Common Stock.

                         On August 30, 1996, the Company issued a Common Stock dividend to investors who held the Company's 1996 Series 7% Convertible Preferred Stock. At this date there were 12,850 shares of such stock outstanding. The 7% dividend resulted in a Common Stock dividend of 7,863 shares based on an issuance price of $5.40 per share.

                         On September 11, 1996, an investor converted 5,000 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $4.24 per share, which resulted in the issuance of 118,064 shares of Common Stock. This conversion also resulted in the issuance to certain of the Company's financial advisors of warrants to purchase an additional 2,361 shares of the Common Stock of the Company. These warrants to purchase Common Stock are exercisable for a two year period at an exercise price equal to $5.08 per share.

                         On September 22, 1996, an investor converted 2,250 shares of the Company's 1996 Series 7% Convertible Preferred Stock into Common Stock of the Company. The conversion price was $4.24 per share, which resulted in the issuance of 53,128 shares of Common Stock.

                         On February 28, 1997, the Company issued a Common Stock dividend to investors who held the Company's 1996 Series 7% Convertible Preferred Stock. At this date there were 5,600 shares of such stock outstanding. The 7% dividend resulted in a Common Stock dividend of 6,381 shares based on an issuance price of $3.06 per share.

                         In July 1997, the Company exchanged all 5,600 outstanding shares of the Company's 1996 Series 7% Convertible Preferred Stock for an aggregate of 186,667 shares of Common Stock and non-transferable warrants, expiring in 2000, to purchase 310,710 shares of Common Stock at an exercise price of $3.00 per share. Such exchange resulted in a constructive dividend, based on the independently appraised value of the non-transferable warrants, of $109,937 which was reported in the fiscal quarter ended July 31, 1997.

9.   Advance Pay         The Company  has  established  an Advance Pay  Program.
     Program             Under this program the Company  advances an agreed upon
                         percentage of the incentive  payments otherwise due the
                         retailer  from  magazine   publishers   upon  quarterly
                         submission  of claims  for such  payments.  The  claims
                         otherwise  due the  retailer  become  due the  Company.
                         Included  in trade  receivables  at January 31, 1998 is
                         $14,587,531  due the  Company  under  the  Advance  Pay
                         Program   (net   of   $3,859,154    due   the   program
                         participants). Service revenues from the program were approximately $4,576,000 and $1,150,000 during 1998 and 1997, respectively.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


10.  Due to  Retailers   The  Company  has  arrangements  with  certain  of  its
                         customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers
                         $993,846 at January 31, 1998 under such arrangements.

11.  Common Stock        In September  1997, the Company issued to Aron Katzman,
                         Harry L.  Franc,  III and Timothy A.  Braswell,  each a
                         director  of the  Company,  non-transferable  warrants,
                         expiring in 2000,  to purchase an  aggregate  of 89,289
                         shares of Common  Stock at an  exercise  price of $3.00
                         per share. These warrants will vest at a rate of 25% on
                         August  1,  1998,  25%  on  November  1,  1998,  25% on
                         February  1, 1999 and 25% on May 1, 1999.  The  related
                         cost,  as  determined  by  independent  appraisal,   of
                         approximately $54,000 will be recognized ratably over those periods.

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


12.  Fair Values of      The  following  methods  and  assumptions  were used to
     Financial           estimate  the fair  values of each  class of  financial
     Instruments         instruments  for which it is  practicable  to  estimate
                         that value:

                         Trade Receivables

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

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements


                         Long-term Debt and Revolving Credit Facility (Excluding Obligations Under Capital Leases)

                         The carrying amount of the long-term debt approximates the fair value because the financial instrument was originally recorded at its discounted value.

                         It is presumed that the carrying amount of the revolving credit facility is a reasonable estimate of fair value because the financial instrument bears a variable interest rate.

                         The estimated fair values of the Company's financial instruments are as follows:


                                                      Carrying          Fair
January 31, 1998                                      Value             Value
--------------------------------------------------------------------------------
Financial Assets
  Trade receivables                               $ 18,874,764      $ 18,874,764
  Notes receivable - officers                     $     22,093      $     20,100

Financial Liabilities
  Accounts payable and accrued expenses           $    680,055      $    680,055
  Due to retailers                                $    993,846      $    993,846
  Long-term debt (excluding obligations
     under capital leases)                         $ 8,589,577       $ 8,589,577
--------------------------------------------------------------------------------


13. Earnings Per Share   In calculating  earnings per share,  Net Income for the
                         year  ended   January   31,   1998  was  reduced  by  a
                         constructive dividend of $109,937,  which resulted from
                         the  exchange  of  all  5,600  outstanding   shares  of
                         Preferred Stock for 186,667 shares of Common Stock and non-transferable warrants.

                         A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:


January 31, 1998                                            1998         1997
-------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding                              6,561,761    5,557,223

Effect of dilutive securities -
stock options and warrants                                 131,905            -

-------------------------------------------------------------------------------
Weighted average number of common shares
outstanding - as adjusted
                                                         6,693,666    5,557,223

-------------------------------------------------------------------------------

14.  Subsequent Event    Subsequent to year end, the Board of Directors approved
                         a  plan  in  which  the Company  would sell  additional
                         shares  of  its  Common  Stock.  The  Company  will  be
                         required to file a registration  statement for the sale
                         of  these  securities.   It  is  anticipated  that  the
                         aggregate selling price of all of the securities will approximate $10,500,000. The proposed issue date of these securities is expected to be in June 1998.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                 Notes to Financial Statements

15.    Quarterly Financial                             Quarters Ended
       Data (unaudited)

 1998                                 April 30      July 31   October 31    January 31
 -------------------------------------------------------------------------------------

 Net Sales                           $2,527,879   $2,940,137  $2,943,766     $3,392,062
 Gross Profit                         1,233,933    1,349,506   1,421,565      1,938,187
 Net Income                             256,127      333,426     377,256        622,199
 Earnings per common
   share - Basic                            .04          .04         .06            .08
 Weighted average number
   of common shares
   outstanding - Basic                5,823,777    5,827,872   6,535,980      8,015,371
 Earnings per common
   shares - Diluted                        0.04         0.04        0.06           0.08
 Weighted average number
   of common shares
   outstanding - Diluted              5,823,777    5,890,443   6,724,638      8,290,369

 1997

 Net Sales                           $1,453,968   $1,304,530  $2,100,190     $2,439,759
 Gross Profit                           249,130      147,022     795,390      1,042,317
 Net Income (Loss)                    (470,229)    (435,311)      62,410        239,813
 Earnings (loss) per common
   share - Basic                         (0.09)       (0.08)        0.01           0.04
 Weighted average number of
   common shares
   outstanding - Basic                5,272,645    5,409,994   5,723,099      5,817,030
 Earnings (loss) per common
   share - Diluted                       (0.09)       (0.08)        0.01           0.04
 Weighted average number of
   common shares
   outstanding - Diluted              5,272,645    5,409,994   5,809,050      5,946,659


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                           Age      Position

S. Leslie Flegel               60       Director, Chairman and Chief
                                        Executive Officer

William H. Lee                 47       Director, President and Chief
                                        Operating Officer

John P. Watkins                42       Chief Administrative Officer and
                                        President - Retail Services

Dwight L. DeGolia              53       Executive Vice President

W. Brian Rodgers               32       Assistant Secretary and Chief
                                        Financial Officer

Jason S. Flegel                32       Sr. Vice President of RDA Operations

Stephen E. Borjes              48       President - Display Group

Timothy A. Braswell            69       Director

Harry L. "Terry" Franc, III    62       Director

Aron Katzman                   60       Director

Randall S. Minix               48       Director


S. Leslie Flegel has been a director, Chairman and Chief Executive Officer of the Company since its inception in March 1995. For more than 14 years prior thereto, Mr. Flegel was the principal owner and chief executive officer of Display Information Systems Company ("DISC"), a predecessor of the Company.

William H. Lee has been a director, President and Chief Operating Officer of the Company since its inception in March 1995. For approximately 14 years prior thereto, Mr. Lee was the principal owner and chief executive officer of Periodical Marketing and Management, Inc. ("PMM"), a predecessor of the Company.

John P. Watkins has served as Chief Administrative Officer and President - Retail Services since February 1, 1996. For more than 16 years prior thereto, Mr. Watkins served in several senior management positions with Food Lion, Inc., a seven billion dollar retail grocery chain. From September, 1992 to July 1995, Mr. Watkins served as Senior Vice President and Chief Operating Officer and a member of the Board of Directors of Food Lion, Inc.

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

Jason S. Flegel has served as Senior Vice President of RDA Operations since June 1996. Prior thereto, and since the Company's inception in March 1995, Mr. Flegel served as Vice President - Western Region. Mr. Flegel was an owner and chief financial officer of DISC, a predecessor of the Company. Jason S. Flegel is the son of S. Leslie Flegel.

Stephen E. Borjes has served as President - Display Group since September 1997. For more than 20 years, Mr. Borjes held several positions with Dixie News Co. ("Dixie News") and the News Group, which purchased Dixie News in 1994. His latest position at the News Group was Vice President of Operations for the distribution centers in Charlotte and Winston-Salem, North Carolina, and Johnston City, Tennessee.

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

Harry L. "Terry" Franc, III, has been a director of the Company since it commenced operations in May 1995. Mr. Franc is one of the founders of Bridge Information Systems, Inc., ("BIS") a St. Louis, Missouri based provider of information services to the securities industry and of BIS's subsidiary, Bridge Trading Company ("BTC"), a registered broker-dealer and member of the New York Stock Exchange. For more than 20 years, Mr. Franc has served as a director and an Executive Vice President of BIS and an Executive Vice President of BTC.

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

Randall S. Minix has served as a director of the Company since it commenced operations in May 1995. For more than six years, Mr. Minix has been the managing partner of Minix, Morgan & Company, LLP, an independent accounting firm headquartered in Greensboro, North Carolina.

         The Board of Directors of the Company consists of six members, each of whom serve in such capacity for a three year term or until a successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board of Directors may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board of Directors. The Company's Articles of Incorporation and Bylaws provide for three classes of directorships serving staggered three year terms such that one-third of the directors are elected at each annual meeting of shareholders. The terms of Messrs. Flegel and Lee will continue until the 1998 annual meeting of shareholders, the terms of Messrs. Katzman and Minix will continue until the 1999 annual meeting of shareholders and the terms of office of Messrs. Braswell and Franc will continue until the 2000 annual meeting of shareholders.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, one person, Mr. Stephen E. Borjes, failed to timely file a Form 3, Initial Statement of Beneficial Ownership of Securities. Four persons, Messrs. Dixon, Katzman, Braswell and Franc, failed to timely file Form 4, Statement of Changes in Beneficial Ownership.

Item 10.  Executive Compensation.

         The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
Name of Principal                                                                         Other Annual
   Position                                   Year     Salary           Bonus           Compensation(a)

S. Leslie Flegel                               1998     $275,000         $ 76,300              $25,643
Chairman and Chief Executive                   1997     $227,500         $176,398              $30,624
  Officer                                      1996     $200,000          $26,543              $30,995

William H. Lee                                 1998     $255,876          $60,000              $12,629
President and Chief Operating                  1997     $224,830          $30,000              $13,944
  Officer                                      1996     $192,646              ---              $19,006

Dwight L. DeGolia                              1998     $150,000          $29,200              $10,777
Executive Vice President                       1997     $140,000           $4,773              $11,223
                                               1996     $134,884              ---              $16,739

John P. Watkins                                1998     $150,000          $25,000               $9,986
Chief Administrative Officer and               1997     $150,000              ---              $11,891
  President - Retail Services                  1996          ---              ---                  ---

Robert B. Dixon (b)                            1998     $150,000           $5,500              $12,797
Executive Vice President and                   1997     $150,000              ---              $13,907
  President - Periodical                       1996     $114,000          $50,000               $5,458
  Information Management
------------------------




(a) Reflects personal benefits derived by Messrs. Flegel, Lee, DeGolia, Watkins and Dixon primarily in connection with personal use of Company automobiles, country club membership dues and life insurance premiums. In fiscal 1998, the estimated incremental cost to the Company of the use by Messrs. Flegel, Lee, DeGolia, Watkins and Dixon of Company automobiles was $9,566, $8,523, $6,312, $7,800 and $8,597, respectively. In fiscal 1997, such cost to the Company was $10,339, $8,650, $6,090, $7,800 and $8,597, respectively. In fiscal 1996, such cost was $11,444, $6,234, $6,360, $0 and $3,158, respectively.

         In fiscal 1998, the estimated incremental cost to the Company of the membership dues paid on behalf of Messrs. Flegel, Lee, DeGolia, Watkins and Dixon was $6,984, $1,050, $4,465, $1,425 and $4,200, respectively.
         In fiscal 1997, such cost to the Company was $11,192, $2,239, $5,133, $3,330 and $5,310, respectively. In fiscal 1996, such cost was $11,503, $4,738, $4,751, $0 and $2,300, respectively.

         In fiscal 1998, the estimated incremental cost to the Company of life insurance premiums paid on behalf of Messrs. Flegel, Lee, DeGolia, Watkins and Dixon was $9,093, $3,056, $0, $761 and $0, respectively. In fiscal 1997, such cost to the Company was $9,093, $3,056, $0, $761 and $0, respectively. In fiscal 1996, such cost was $8,048, $8,033, $5,628, $0 and $0, respectively.

(b)      Mr. Dixon died February 26, 1998.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                                                              % of Total
                              Number of Securities           Options/SARS
                                   Underlying                 Granted to             Exercise or
                                  Options/SARS               Employees in             Base Price               Expiration
           Name                   Granted #                   Fiscal Year               ($/Sh)                    Date

S. Leslie Flegel                            89,256(1)            27%                            $1.66            5-14-02
William H. Lee                              49,091(2)             15                             2.66            6-24-02
Dwight L. DeGolia                           10,909(3)             3                              2.42            6-24-07
John P. Watkins                             13,636(3)             4                              2.42            6-24-07
John P. Watkins                             74,380(4)             23                             5.60            2-01-01
Robert B. Dixon                                     0             0                               n/a              n/a

----------------------------

(1) Options were granted May 15, 1997 and are exercisable as follows: 29,572 on or after May 15, 1998, 29,752 on or after May 15, 1999 and 29,752 on or after May 15, 2000.

(2) Options were granted June 25, 1997 and are exercisable as follows: 16,364 on or after June 25, 1998, 16,364 on or after June 25, 1999 and 16,363 on or after June 25, 2000.

(3) Options were granted June 25, 1997 and are exercisable 20% a year, cumulatively, for a period of five years.

(4) Options were granted June 25, 1997 and are exercisable as follows: 24,793, immediately, 16,529 on or after February 1, 1998, 16,529 on or after February 1, 1999, and 16,529 on or after February 1, 2000.

                                       38


               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FYE OPTION/SAR VALUES

                                                                         Number of            Value of Unexercised
                                                                        Unexercised                In-the Money
                                                                   Option/SARs at Fiscal         Options/SARs at
                                Shares                                  Year End (#)            Fiscal Year End ($)
                              Acquired on             Value             Exercisable/                Exercisable/
      Name                   Exercise (#)         Realized ($)          Unexercisable              Unexercisable
      ----                   ------------         ------------          -------------              -------------

S. Leslie Flegel                  0                    0                 0/89,256                   0/309,272
William H. Lee                    0                    0                 0/49,091                   0/121,009
Dwight L. DeGolia                 0                    0                2,182/8,727                5,902/23,607
John P. Watkins                   0                    0               27,520/60,496               7,377/29,509
Robert B. Dixon                   0                    0                    0/0                        0/0


Director Compensation

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


Employment Agreements with Named Executive Officers.

         Pursuant to an agreement effective February 1, 1996, John P. Watkins is to be employed by the Company for a minimum period of two years as President of the Retail Services Group and Chief Administrative Officer. As compensation for services rendered to the Company, the agreement provides for Mr. Watkins to receive an annual base salary of $150,000. In addition, Mr. Watkins is eligible to receive a pay performance bonus of up to 50% of his base salary in an amount which is determined by reference to specified criteria including total revenue, net income and stock performance. Mr. Watkins has agreed to refrain from disclosing information confidential to the Company or engaging, directly or indirectly, in activities competitive to the Company during the term of his employment and for two years thereafter.

         Under the terms of a written agreement with the Company, Dwight L. DeGolia has agreed to refrain from disclosing information confidential to the Company or engaging, directly or indirectly, in any activity which is competitive with the business of the Company during the term of his employment and for two years thereafter.

         In October, 1997, the Company entered into separate employment agreements with S. Leslie Flegel, William H. Lee and W. Brian Rodgers, each of which expire January 31, 1999 (subject to renewal). Under the agreements, Mr. Flegel will serve as the Chairman of the Board and Chief Executive Officer of the Company in exchange for annual base compensation of $255,000, Mr. Lee will serve as President and Chief Operating Officer of the Company in exchange for annual base compensation of $240,573, and W. Brian Rodgers will serve as Chief Financial Officer of the Company in exchange for annual base compensation of $100,000, subject to annual adjustment by the Compensation Committee of the Board of Directors. In the event the employment of any such person with the Company is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities thereof (a "Termination") within two years following a "Change of Control" (as defined in the agreement), the discharged person will be entitled to an additional bonus of 300% of his then current annual base compensation. Such person also will agree to refrain from disclosing information confidential to the Company or engaging, directly or indirectly, in the rendition of services competitive with those offered by the Company during the term of his employment agreement and for two years thereafter, without the prior written consent of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 5, 1998 concerning the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table contained in this Form 10-KSB, and (iii) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

                                                      Beneficial Ownership
Name and Address
of Beneficial Owner                        Number of Shares              Percent
-------------------                        ----------------              -------
S. Leslie Flegel                              1,361,470                    16.9
  11644 Lilburn Park Road
  St. Louis, Missouri 63146

William H. Lee                                1,095,615                    13.6
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

Cameron Capital Ltd                             712,829(a)                  8.8
   10 Cavendish Rd
   Hamilton Hm 19
   Bermuda

Timothy A. Braswell                             473,131                     5.9
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

Dwight L. DeGolia                              149,340(b)                   1.9
  11644 Lilburn Park Road
  St. Louis, Missouri 63146

Aron Katzman                                   129,941                      1.6
  10 Layton Terrace
  St. Louis, Missouri 63124

John P. Watkins                                44,049(c)                     *
   711 Gallimore Dairy Road
   High Point, North Carolina  27265

Harry L. Franc, III                            33,238                        *
  19 Briarcliff
  St. Louis, Missouri 63124

Randall S. Minix                                8,485                        *
  5502 White Blossom Drive
  Greensboro, North Carolina 27410

All directors and executive                 3,445,881(d)                   42.7
officers as a group (11 persons)
------------------------

*Less than 1%

(a) Includes exercisable options to acquire 300,000 shares of Common Stock at an exercise price of $3.00 per share.

(b) Includes exercisable options to acquire 2,182 shares of Common Stock at an exercise price of $2.42 per share.

(c) Includes exercisable options to acquire 41,322 shares and 2,727 shares of Common Stock at an exercise price of $5.60 per share and $2.42 per share, respectively.

(d) Includes exercisable options not listed separately above to acquire 4,001 shares of Common Stock at an exercise price of $2.42 per share.

Item 12. Certain Relationships and Related Transactions.

         From time to time, the Company has engaged in various transactions with its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning such transactions and relationships which have occurred during the past two fiscal years or which are presently proposed.

         S. Leslie Flegel, Chairman and Chief Executive Officer of the Company and Dwight L. DeGolia, Executive Vice President of the Company, have from time to time received cash advances from the Company. The largest aggregate amount of such indebtedness outstanding at any time since February 1, 1997 was $270,675 and $22,093, respectively. At January 31, 1998, the outstanding balances of such indebtedness were $0 and $22,093, respectively. All such advances are evidenced by promissory notes in favor of the Company. Such notes bear interest at rates varying from 6.96% to 7.34% per annum.

         On June 28, 1991, PMM entered into a written lease with 711 Gallimore Partnership, in which William H. Lee, President and Chief Operating Officer of the Company, is a partner, whereby 711 Gallimore Partnership leases to the Company certain office space in High Point, North Carolina. The lease, as amended in January 1996, provides for annual rent of $168,072 and expires in 2012. In fiscal 1998 and 1997, the Company paid 711 Gallimore Partnership $174,888 and $157,498, respectively, in rent.

         2532 Partnership, a North Carolina partnership in which Mr. Lee is a partner has occasionally provided the Company with the use of an airplane. In fiscal 1998, the Company paid 2532 Partnership $11,692 in consideration for the use of the airplane.

         Data-Pros, Inc. ("Data-Pros"), a corporation in which Mr. Lee is a shareholder, provided the Company with data processing services. In fiscal 1997, the Company paid Data-Pros $274,893 for such services. On January 1, 1997 the Company purchased the assets of Data-Pros for $45,000.

         In July 1997, the holders of the Company's 1996 Series 7% Convertible Preferred Stock exchanged all 5,600 outstanding shares for 186,667 shares of Common Stock at an effective exchange price of $3.00 per share and non-transferable warrants, expiring in 2000, to purchase 310,710 shares of Common Stock at an exercise price of $3.00 per share.

         In September 1997, the Company issued to Messrs. Katzman, Franc and Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. Such warrants will vest at a rate of 25% on August 1, 1998, 25% on November 1, 1998, 25% on February 1, 1999 and 25% on May 1, 1999.

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


                                      THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  May 1, 1998                    /S/ W. BRIAN RODGERS
                                      --------------------
                                      W. Brian Rodgers
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


May 1, 1998                            /S/ S. LESLIE FLEGEL
                                       --------------------
                                       S. Leslie Flegel
                                       Chief Executive Officers and
                                       Chairman of the Board
                                       (Principal Executive Officer)


May 1, 1998                            /S/ W. BRIAN RODGERS
                                       ----------------------------------
                                       W. Brian Rodgers
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)


May 1, 1998                             /S/ WILLIAM H. LEE
                                        --------------------------------
                                        William H. Lee
                                        President, Chief Operating Officer
                                        and Director


May 1, 1998                             /S/ HARRY L. "TERRY" FRANC, III
                                       --------------------------------
                                        Harry L. "Terry" Franc, III
                                        Director


May 1, 1998                             /S/ ARON KATZMAN
                                        -------------------------------
                                        Aron Katzman
                                        Director


May 1, 1998                             /S/ RANDALL S. MINIX
                                        -------------------------------
                                        Randall S. Minix

                                  EXHIBIT INDEX

Exhibit
Number            Description                                            Page
-------           -----------                                            ----
3.1(1)            Articles of Incorporation of the Company

3.2(1)            Bylaws of the Company

3.3(3)            Amendment to Articles of Incorporation of the Company

3.4(3)            Amendments to Bylaws of the Company

3.5(2)            Amendment to Articles of Incorporation

4.1(3)            Form of Common Stock Certificate

4.4(3)            Form of Representative's Warrants

4.5(3)            Form of Privately Issued Warrant

10.1(1)           Form of Promissory Note with Dwight DeGolia

10.2(1)           Form of Indemnity Agreement with Officers and Directors

10.3(1)           Lease Agreement dated June 28, 1991 with 711 Gallimore
                  Partnership

10.8(2) Addendum to the Lease Agreement, dated as of January 1, 1994, with 711 Gallimore Partnership

10.9(2) Addendum to the Lease Agreement, dated as of January 1, 1996, with 711 Gallimore Partnership

10.10(2) Addendum to the Lease Agreement, dated as of April 1, 1996, with 711 Gallimore Partnership

10.11(2) Addendum to the Lease Agreement, dated as of April 25, 1996, with 711 Gallimore Partnership

10.13(4) $8,700,000 Credit Agreement dated as of November 14, 1996 between The Source Company and Wachovia Bank of North Carolina, N.A.

10.14(4)          Amendment to Credit  Agreement  dated December 19, 1996
                  by and between  The  Source   Company  and  Wachovia
                  Bank  of  North Carolina, N.A.

10.15(4) Amendment to Credit Agreement dated January 31, 1997 by and between The Source Company and Wachovia Bank of North Carolina, N.A.

10.16(5)          The Source Company Stock Award Plan.

10.17(5)          The Source Company 1995 Incentive Stock Option Plan

10.18(3) Employment Agreement, effective February 1, 1996, with John P. Watkins

10.19(3) Employment Agreement dated as of August 30, 1995, with Robert G. Shupe

10.20(3)          Agreement with Dwight L. DeGolia.

10.21(3)          Front End Management Agreement with Kmart Corporation.

10.22(3) Amendment to Credit Agreement dated July 31, 1997 by and between The Source Company and Wachovia Bank, N.A.

10.23(3)          Form of Financial Consulting Agreement with Donald &
                  Co. Securities, Inc.

10.24(3)          Amendment to Credit Agreement dated May 29, 1997
                  by and between  The  Source   Company  and  Wachovia
                  Bank  of  North Carolina, N.A.

10.25(3) Form of Employment Agreement with S. Leslie Flegel, William H. Lee and W. Brian Rodgers

21.1(3)           Subsidiaries of the Company

23.1              Consent of BDO Seidman, LLP

27.1              Financial Data Schedule

99.1(4) Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward Looking Statements

----------------------------

(1) Incorporated by reference to Registration Statement on Form 10-SB (File no. 0-26238).

(2) Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1996.

(3)      Incorporated by reference to Registration Statement on
         Form SB-2 (file no. 333-     ).

(4) Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1997.

(5) Incorporated by reference to Form S-8 (File No. 333-16039) filed on November 13, 1996, as exhibit 4.4 thereof.