Form 10QSB
period 1998-04-30
SOURCE INFORMATION MANAGEMENT CO
filed 1998-06-15
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended April 30, 1998

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from           to
                                        ---------    ---------
         Commission file number   0-26238
                                  -------

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     MISSOURI                         43-1710906
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,023,289 (as of June 1,
1998)

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                     Page
                                                                     ----

ITEM 1.       Financial Statements

              Unaudited Balance Sheet as of April 30, 1998             1

              Unaudited Statements of Operations for the three
              months ended April 30, 1998 and 1997                     3

              Unaudited Statements of Cash Flows for the three
              months ended April 30, 1998 and 1997                     4

              Notes to Financial Statements                            5

ITEM 2.       Management's Discussion and Analysis                     9


                           PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                        13

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                         UNAUDITED BALANCE SHEET

                                                                                                     April 30, 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 3)
CURRENT
     Cash                                                                                          $        114,249
     Trade receivables (net of allowance for doubtful accounts of $460,898) (Note 5)                     21,047,222
     Income tax receivable                                                                                  217,063
     Notes receivable - officer (Note 2)                                                                      7,351
     Other current assets                                                                                   120,066
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                     21,505,951
====================================================================================================================
Office equipment and furniture                                                                            2,377,194
Less accumulated depreciation and amortization                                                            1,511,586
--------------------------------------------------------------------------------------------------------------------
NET OFFICE EQUIPMENT AND FURNITURE                                                                          865,608
====================================================================================================================

OTHER ASSETS
     Notes receivable - officer (Note 2)                                                                     14,742
     Goodwill (net of accumulated amortization of $308,410)                                               3,169,524
     Other                                                                                                  178,862
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                                        3,363,128
====================================================================================================================

                                                                                                   $     25,734,687
====================================================================================================================

                                        1                 See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                         UNAUDITED BALANCE SHEET

                                                                                                     April 30, 1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                                         $        579,526
     Accounts payable and accrued expenses                                                                1,117,720
     Due to retailers (Note 6)                                                                              559,221
     Deferred income taxes (Note 7)                                                                         845,000
     Current maturities of long-term debt (Note 3)                                                           14,918
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                 3,116,385
====================================================================================================================
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3)                                                          9,310,283
====================================================================================================================
DEFERRED INCOME TAXES (Note 7)                                                                               75,000
====================================================================================================================
TOTAL LIABILITIES                                                                                        12,501,668
====================================================================================================================

COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par - shares authorized, 16,528,925; outstanding 8,021,490                           80,214
     Additional paid-in capital                                                                          10,525,557
     Retained earnings                                                                                    2,627,248
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               13,233,019
====================================================================================================================

                                                                                                   $     25,734,687
====================================================================================================================


                                        2                 See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                              UNAUDITED STATEMENTS OF OPERATIONS

Three Months Ended April 30,                                                           1998                1997
--------------------------------------------------------------------------------------------------------------------
Service Revenues                                                                  $   3,595,202       $   2,527,879
Cost of Service Revenues                                                              1,566,407           1,293,946
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                          2,028,795           1,233,933
Selling, General and Administrative Expense                                             666,674             527,786
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                               1,362,121             706,147
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                                 588               6,258
            Interest expense                                                           (120,243)           (202,136)
            Other                                                                        (2,819)            (19,142)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                           (122,474)           (215,020)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                            1,239,647             491,127
Income Tax Expense (Note 7)                                                             513,000             235,000
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                        $     726,647       $     256,127
====================================================================================================================

Earnings per Share
      Basic                                                                       $         .09       $         .04
--------------------------------------------------------------------------------------------------------------------
      Diluted                                                                     $         .09       $         .04
====================================================================================================================

Weighted Average of Shares Outstanding
      Basic                                                                           8,017,828           5,823,777
--------------------------------------------------------------------------------------------------------------------
      Diluted                                                                         8,499,070           5,823,777
====================================================================================================================

                                        3                 See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                              UNAUDITED STATEMENTS OF CASH FLOWS

Three Months Ended April 30,                                                       1998                  1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                                         $      726,647       $       256,127
     Adjustments to reconcile net income
     to cash used in operating activities:
         Depreciation and amortization                                                124,411                77,165
         Provision for losses on accounts receivable                                        -               (10,647)
         Impairment of investment in limited partnership                                5,000                 5,000
         Deferred income taxes                                                         48,000               (32,000)
         Changes in assets and liabilities:
             Increase in accounts receivable                                       (2,172,458)             (626,159)
             Decrease in other assets                                                 341,185               119,365
             Increase (decrease) in checks issued against future deposits
                                                                                      447,337            (2,432,310)
             Increase (decrease) in accounts payable and accrued expenses
                                                                                      437,665               (15,798)
             Decrease in amounts due customers                                       (434,625)              (11,272)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                    (476,838)           (2,670,529)
====================================================================================================================

INVESTMENT ACTIVITIES
     Capital expenditures                                                            (127,506)             (115,079)
     Loan to affiliate                                                                      -                (9,843)
     Increase in cash surrender value of life insurance                               (14,668)              (21,027)
     Proceeds from surrender of life insurance policies                                     -                83,959
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                    (142,174)              (61,990)
====================================================================================================================

FINANCING ACTIVITIES
     Borrowings under credit facility                                              10,750,000             9,740,000
     Principal payments on credit facility                                        (10,042,000)           (7,168,000)
     Repayments under short-term debt agreements                                      (17,853)              (16,035)
     Preferred Stock dividends                                                              -                    (3)
     Proceeds from exercise of stock options                                           11,659                     -
     Registration costs                                                                     -               (29,548)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                 701,806             2,526,414
====================================================================================================================

INCREASE (DECREASE) IN CASH                                                            82,794              (206,105)

CASH, beginning of period                                                              31,455               284,921
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                            $      114,249       $        78,816
====================================================================================================================


                                        4                 See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     UNAUDITED FINANCIAL        In the opinion of management, the unaudited
       STATEMENTS                 financial information as of April 30, 1998
                                  contained herein reflects all
                                  adjustments (consisting only of normal
                                  recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.     RELATED PARTY              The Company currently leases certain office
       TRANSACTIONS               space from businesses controlled by
                                  stockholders of the Company. Amounts paid for the office space were approximately $63,600 and $57,300 for the three months ended April
                                  30, 1998 and 1997, respectively.

                                  Certain officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amount of $295,293. Collections on these notes totaled $273,200 through April 30, 1998, leaving a balance outstanding of $22,093. The remaining notes bear interest at rates varying from 6.96% to 7.34% per annum.

3.     LONG-TERM                  Long-term debt consists of:
       DEBT AND REVOLVING
       CREDIT FACILITY

                                  April 30,                                               1998
                                 -------------------------------------------------------------
                                  Revolving Credit Facility                          $9,306,000

                                  Term note payable in monthly installments of $629
                                  through November 1999, collateralized by an
                                  automobile                                             11,165

                                  Obligations under capital lease                         8,036
                                  -------------------------------------------------------------
                                  Total Long-term Debt                                9,325,201

                                  Less current maturities                                14,918
                                  -------------------------------------------------------------

                                  Long-term Debt                                     $9,310,283
                                  =============================================================

                                  The Company has an agreement providing for a revolving loan up to $15,000,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 8.4375% at April 30, 1998). Borrowings are secured by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                   NOTES TO FINANCIAL STATEMENTS

                                  The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was in compliance with such ratios at April 30, 1998.

4.     SUPPLEMENTAL CASH FLOW     Supplemental information on interest and
       INFORMATION                income taxes paid is as follows:

                                  Three Months Ended April 30,                             1998                 1997
                                  -----------------------------------------------------------------------------------
                                  Interest Paid                                  $      121,000   $          173,000

                                  Income Taxes Paid (Refunded)                   $      189,000   $         (59,000)
                                  ===================================================================================

                                  On February 28, 1997, 7,721 shares of Common
                                  Stock were issued as a dividend to the
                                  Preferred Stockholders as of that date.

5.     ADVANCE PAY                The Company has established an Advance Pay
       PROGRAM                    Program. Under this program the Company
                                  advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at April 30, 1998 is $16,343,000 due the Company under the Advance Pay Program (net of
                                  $4,798,000 due the program participants).
                                  Income from the program was approximately
                                  $1,618,000 and $809,000 during the three
                                  months ended April 30, 1998 and 1997,
                                  respectively.

6.     DUE TO RETAILERS           The Company has arrangements  with certain of
                                  its customers whereby the Company is
                                  authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $559,221 at April 30, 1998 under such arrangements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                   NOTES TO FINANCIAL STATEMENTS

7.     INCOME TAXES               Provision for federal and state income taxes
                                  in the statements of operations consist of the following components:

                                  THREE MONTHS ENDED APRIL 30,                 1998             1997
                                  -----------------------------------------------------------------------
                                  Current
                                     Federal                             $       370,000  $      213,000
                                     State                                        95,000          54,000
                                  -----------------------------------------------------------------------
                                  Total Current                                  465,000         267,000
                                  =======================================================================

                                  Deferred
                                     Federal                                      38,000        (26,000)
                                     State                                        10,000         (6,000)
                                  -----------------------------------------------------------------------
                                  Total Deferred                                  48,000        (32,000)
                                  =======================================================================

                                  TOTAL INCOME TAX EXPENSE               $       513,000  $      235,000
                                  =======================================================================


                                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                                  APRIL 30,                                                                 1998
                                  -----------------------------------------------------------------------------------
                                  Deferred Tax Assets
                                     Allowance for doubtful accounts                                   $     169,000
                                     Deferred compensation                                                    39,000
                                     Other                                                                    17,000
                                  -----------------------------------------------------------------------------------
                                  Total Deferred Tax Assets                                                  225,000
                                  ===================================================================================

                                  Deferred Tax Liabilities
                                     Book/Tax differences in accounts receivable                             825,000
                                     Income not previously taxed under cash
                                       basis of accounting for income tax purposes                           261,000
                                     Depreciation                                                             29,000
                                     Other                                                                    30,000
                                  -----------------------------------------------------------------------------------
                                  Total Deferred Tax Liabilities                                           1,145,000
                                  ===================================================================================

                                  -----------------------------------------------------------------------------------
                                  Net Deferred Tax Liability                                                 920,000
                                  -----------------------------------------------------------------------------------

                                  Classified as:
                                     Current                                                                 845,000
                                     Non-current                                                              75,000
                                  -----------------------------------------------------------------------------------

                                  NET DEFERRED TAX LIABILITY                                           $     920,000
                                  ===================================================================================

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                   NOTES TO FINANCIAL STATEMENTS

                                  The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate for the first three months of fiscal 1999 and 1998:

                                  THREE MONTHS ENDED APRIL 30,                               1998            1997
                                  -----------------------------------------------------------------------------------
                                  Income tax expense at statutory rate                 $      421,000   $    167,000
                                  State income tax expense, net of federal
                                    income tax benefit                                         65,000         36,000
                                  Non-deductible goodwill amortization                         20,000         10,000
                                  Non-deductible meals and entertainment                        9,000         10,000
                                  Non-deductible officers' life insurance                       3,000          4,000
                                  Other, net                                                  (5,000)          8,000
                                  -----------------------------------------------------------------------------------

                                  INCOME TAX EXPENSE                                   $      513,000   $    235,000
                                  ===================================================================================

8.     EARNINGS PER SHARE         A reconciliation of the denominators of the
                                  basic and diluted earnings per share
                                  computations are as follows:

                                  Quarter Ended April 30,                                      1998          1997
                                  ------------------------------------------------------------------------------------
                                  Weighted average number of common shares outstanding         8,017,828    5,823,777

                                  Effect of dilutive securities - stock options and
                                  warrants                                                       481,243            -
                                  ------------------------------------------------------------------------------------

                                  Weighted average number of common shares outstanding
                                  - as adjusted                                                8,499,070    5,823,777
                                  ------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION CONTAINED IN THIS QUARTERLY REPORT TO SHAREHOLDERS INCLUDES STATEMENTS REGARDING MATTERS WHICH ARE NOT HISTORICAL FACTS (INCLUDING STATEMENTS REGARDING THE PLANS, BELIEFS OR EXPECTATIONS OF THE SOURCE INFORMATION MANAGEMENT COMPANY (THE "COMPANY")) WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAW. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, INCREASED COMPETITION, SIGNIFICANT CHANGES IN THE MARKETING STRATEGIES OF PUBLISHERS, THE INABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS EXPANSION AND THE AVAILABILITY OF SUITABLE ACQUISITION CANDIDATES. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

         For more than 20 years, the Company and its predecessors have provided information gathering, consulting and other information based services to operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Currently, the Company provides monitoring and documentation services to more than 725 retailers, such as Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc., and W. H. Smith, Inc., in connection with processing and collection of incentive payments from magazine publishers on single copy sales of approximately 6,000 magazine titles offered in approximately 65,000 stores. As an extension of this service, the Company established its Advance Pay Program, under which the Company advances an agreed upon percentage of the incentive payments due to the retailer from magazine publishers. It then directly collects from the publishers the claims due to the retailer. In fiscal 1998 and 1997, the Company advanced approximately $38,900,000 and $15,000,000 under the Advance Pay Program, respectively. In October 1996, the Company expanded its services and potential client base with the introduction of the Periodical Information Network ("PIN"), an information service in which the Company provides subscribing magazine publishers with industry-wide, single copy magazine sales information in a user friendly format. Based on discussions with representatives of magazine publishers, the Company believes that publishers and advertisers perceive that PIN provides a valuable basis on which to formulate marketing, distribution, advertising and other policies.

         A majority of the Company's revenues are derived from service fees earned in connection with the collection of incentive payments owed to the Company's retailer clients from magazine publishers. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under agreements with its retailer clients, the Company gathers sales data, submits claims for payment, collects payments and receives a percentage of the aggregate payments collected on the retailers' behalf. Claims for incentive payments are generally submitted to the publishers quarterly based on net sales of the publishers' titles recorded in the previous calendar quarter. Except in connection with its Advance Pay Program, the Company does not guarantee to its retailer clients any payments due to the client from magazine publishers, and accordingly, does not assume any credit risk associated with such incentive payments. In substantially all the contracts under the Advance Pay Program, which is continuing to represent an increasing percentage of payments collected, the Company bears the risk of uncollectibility associated with collecting payments from publishers. To date, management believes that the reserve maintained by the Company as an allowance for doubtful accounts in the amount of approximately 2% of accounts receivable is adequate to satisfy any losses incurred by the Company from uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Service Revenues:

                                                                    Three Months Ended April 30,
                                                               1998                              1997
                                                               ----                              ----
Service Revenues                                               100.0%                            100.0%

Cost of Service Revenues                                        43.6%                             51.2%

Gross Profit                                                    56.4%                             48.8%

Selling, General & Administrative Expense                       18.5%                             20.9%

Operating Income                                                37.9%                             27.9%

Interest Expense, Net                                          (3.3)%                            (7.7)%

Other Income (Expense), Net                                    (0.1)%                            (0.8)%

Income Before Income Taxes                                      34.5%                             19.4%

Net Income                                                      20.2%                             10.1%


SERVICE REVENUES

         Increased retailer participation in the Advance Pay Program, the acquisition of Mike Kessler and Associates, Inc. and the growth in subscriptions to PIN contributed to an increase in Service Revenues during the quarter ended April 30, 1998 of approximately $1,067,000, or 42%, over the comparable period in fiscal 1998. Of the total, claims, PIN and Advance Pay Program revenues increased approximately $809,000, or 36%, over the comparable period in fiscal 1998. Revenue from front-end management services increased from $310,000 for the quarter ended April 30, 1997 to $568,000 for the quarter ended April 30, 1998, or 83%, resulting from an increase in the number of reconfiguration programs undertaken by the Company on behalf of its retailer clients. Historically, front-end management revenues have fluctuated as a result of a variety of factors including the number and magnitude of reconfiguration programs undertaken by the Company's retailer clients and the timely shipping of front-end merchandising fixtures by manufacturers. Consequently, variations in the timing and amounts of front-end management revenues could have a material positive or negative effect on the Company's operating results of any given quarter. In June 1998, the Company introduced its proprietary SOURCEPRO software, which enables retailers to visualize alternative checkout configurations in a three-dimensional graphic environment and analyze the relative profit potential which can be achieved by the retailer from alternative configurations.

COST OF SERVICE REVENUES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("TOTAL COSTS")

         Despite a 42% increase in Service Revenues, Total Costs increased only $411,000, or 23%, over the first quarter of the prior year. The acquisition of Mike Kessler and Associates, Inc. (MKA) led to increased costs, including wages, amortization and rent of approximately $173,000. Wages, other than MKA's employees, increased approximately $45,000 over the same period of last year, due primarily to increases in employee compensation. Consulting expenses increased approximately $60,000 over the comparable period of the prior year due to valuation services utilized and for fees paid to financial and business consultants. Approximately $34,000 more bonus expense was accrued during the first quarter of this year than last year. Travel and entertainment expenses increased $17,000 and $13,000, respectively, over the first quarter of the prior year. Bad debt also increased approximately $14,000 over the prior year. Lastly, expenses related to seminars and meetings increased approximately $14,000 due to the Company's sponsorship of several seminars as well as increased participation in seminars by the sales representatives.

INTEREST EXPENSE

         Interest Expense decreased for the quarter ended April 30, 1998 by $82,000 compared to the quarter ended April 30, 1997. Because the net proceeds of the offering will be temporarily applied to reduce the amounts due under the Company's credit facility, interest expense is expected to decrease further next quarter.

INCOME TAX EXPENSE

         The effective income tax rate for the three months ended April 30, 1998 was 41.4%. This rate varied from the statutory rate due to expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

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

         Net cash used by operating activities decreased from $2,671,000 during the three months ended April 30, 1997 to $477,000 during the three months ended April 30, 1998. If, and so long as, the Advance Pay Program continues to grow at the rate experienced in fiscal 1998, management anticipates cash used by operations will continue to exceed cash provided by operations. However, if and when the conversion of existing and new customer accounts to the Advance Pay Program has been substantially completed, management anticipates, based on its existing operations, that cash provided by operations will exceed cash used by operations.

         The average collection period for the three months ended April 30, 1998 was 125 days compared to 127 days for the three months ended April 30, 1997. The collection periods were calculated as follows: 365 days/(Revenues/Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At April 30, 1998, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $15,000,000 with Wachovia Bank, N.A. Wachovia Bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles. Under the Credit Agreement, the Company is required to maintain certain financial ratios. At April 30 1998, the Company was in compliance with all financial ratios imposed by the Credit Agreement. At April 4, 1998, the Company was in compliance with all financial ratios imposed by the Credit Agreement.

         At April 30, 1998, the Company's total long-term debt obligations were $9,325,201. Of such amount, $14,918 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived from cash flows from operations.

        On June 15, 1999, the Company commenced a public offering of 1,500,000 shares of Common Stock, which is expected to result in net proceeds to the Company of approximately $7,922,500. Such proceeds are intended to be used primarily to fund expansion of the Company's advance pay program.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) No current reports on Form 8-K have been filed during the three months ended April 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  June 15, 1998                    /S/ W. BRIAN RODGERS
                                        --------------------
                                        W. Brian Rodgers
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

27.1                       Financial Data Schedule (Filed in EDGAR version only)