Form 10QSB
period 1998-07-31
SOURCE INFORMATION MANAGEMENT CO
filed 1998-09-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended July 31, 1998

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
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,569,718 (as of August 31,
1998)                                                --------------------------
-----
         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No  [X]

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                       Page
                                                                       ----
ITEM 1.       Financial Statements

              Unaudited Balance Sheet as of July 31, 1998                1

              Unaudited Statements of Operations for the three
              months ended July 31, 1998 and 1997 and for the
              six months ended July 31, 1998 and 1997                    3

              Unaudited Statements of Cash Flows for the six
              months ended July 31, 1998 and 1997                        4

              Notes to Financial Statements                              6

ITEM 2.       Management's Discussion and Analysis                      11


                           PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                          15

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                            UNAUDITED BALANCE SHEET

                                                                                                      July 31, 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 3)
CURRENT
     Cash                                                                                          $         60,840
     Trade receivables (net of allowance for doubtful accounts of $461,056) (Note 5)                     23,424,708
     Other current assets                                                                                   148,037
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                     23,633,585
--------------------------------------------------------------------------------------------------------------------
Office equipment and furniture                                                                            2,584,842
Less accumulated depreciation and amortization                                                            1,582,288
--------------------------------------------------------------------------------------------------------------------
NET OFFICE EQUIPMENT AND FURNITURE                                                                        1,002,554
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Goodwill (net of accumulated amortization of $366,241)                                               5,490,644
     Other                                                                                                  167,291
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                                        5,657,935
--------------------------------------------------------------------------------------------------------------------
                                                                                                   $     30,294,074
--------------------------------------------------------------------------------------------------------------------

                                                                                              See accompanying notes
                                                                                             to financial statements

                                1

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                            UNAUDITED BALANCE SHEET

                                                                                                      July 31, 1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT
     Checks issued against future deposits                                                         $      2,341,299
     Accounts payable and accrued expenses                                                                1,181,495
     Income taxes payable                                                                                   298,537
     Due to retailers (Note 6)                                                                            1,079,739
     Deferred income taxes (Note 7)                                                                         919,000
     Current maturities of long-term debt (Note 3)                                                           10,404
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                 5,830,474
--------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3)                                                          2,335,472
--------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (Note 7)                                                                               51,000
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                         8,216,946
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par - shares authorized, 16,528,925; outstanding 9,564,264                           95,643
     Additional paid-in capital                                                                          18,563,469
     Retained earnings                                                                                    3,418,016
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               22,077,128
--------------------------------------------------------------------------------------------------------------------
                                                                                                   $     30,294,074
--------------------------------------------------------------------------------------------------------------------

                                                                                                 See accompanying notes
                                                                                                 to financial statements

                                       2

                    THE SOURCE INFORMATION MANAGEMENT COMPANY




                                                                                 UNAUDITED STATEMENTS OF OPERATIONS

                                                 Three Months Ended July 31,         Six Months Ended July 31,
                                           ----------------------------------    -----------------------------------
                                                  1998              1997               1998                1997
--------------------------------------------------------------------------------------------------------------------
Service Revenues                            $    3,580,588    $    2,940,137      $   7,175,790       $   5,468,016
Cost of Service Revenues                         1,579,499         1,590,631          3,145,906           2,884,577
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                     2,001,089         1,349,506          4,029,884           2,583,439
Selling, General and Administrative
  Expense                                          553,247           534,341          1,219,921           1,062,128
--------------------------------------------------------------------------------------------------------------------
Operating Income                                 1,447,842           815,165          2,809,963           1,521,311
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                          9,692             7,404             10,280              13,662
            Interest expense                       (98,635)         (213,614)          (218,878)           (415,750)
            Other                                   (3,131)          (21,483)            (5,950)            (40,625)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                       (92,074)         (227,693)          (214,548)           (442,713)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       1,355,768           587,472          2,595,415           1,078,598
Income Tax Expense (Note 7)                        565,000           254,000          1,078,000             489,000
--------------------------------------------------------------------------------------------------------------------
Net Income                                  $      790,768    $      333,472      $   1,517,415       $     589,598
--------------------------------------------------------------------------------------------------------------------
Earnings per Share
      Basic                                 $          .09    $          .04      $         .18       $         .08
--------------------------------------------------------------------------------------------------------------------
      Diluted                               $          .09    $          .04      $         .17       $         .08
--------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding
      Basic                                      8,720,594         5,827,872          8,375,035           5,825,894
--------------------------------------------------------------------------------------------------------------------
      Diluted                                    9,238,183         5,890,443          8,865,692           5,857,698
--------------------------------------------------------------------------------------------------------------------

                                                                                                    See accompanying notes
                                                                                                   to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY




                                                                                UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended July 31,                                                          1998                  1997
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                             $       1,517,415    $          589,598
     Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                252,944               184,851
         Provision for losses on accounts receivable                                        -                38,672
         Impairment of investment in limited partnership                               10,000                10,000
         Loss on disposition of assets                                                      -                 1,338
         Deferred income taxes                                                         98,000             (116,000)
         Services received in exchange for Common Stock                                 3,000                 8,000
         Changes in assets and liabilities:
             Increase in accounts receivable                                      (4,432,162)           (1,855,845)
             Decrease in other assets                                                 543,440                51,739
             Increase (decrease) in checks issued against future deposits           2,209,110           (2,787,480)
             Increase in accounts payable and accrued expenses                        793,832               399,071
             Increase (decrease) in amounts due customers                              85,893              (31,834)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     1,081,472           (3,507,890)
--------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
     Acquisition of Periodical Concepts                                           (2,500,000)                     -
     Acquisition of Mike Kessler & Associates, Inc., net of cash acquired                   -             (349,777)
     Capital expenditures                                                           (325,742)             (125,521)
     Loan to affiliate                                                                      -               (5,820)
     Loan to officer                                                                        -              (10,000)
     Collections on loan to officer                                                    22,093                     -
     Proceeds from sale of fixed assets                                                     -                 2,000
     Increase in cash surrender value of life insurance                              (21,260)              (33,743)
     Proceeds from surrender of life insurance policies                                     -                83,959
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                 (2,824,909)             (438,902)
--------------------------------------------------------------------------------------------------------------------
                                                                                                    See accompanying notes
                                                                                                   to financial statements

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                 UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended July 31,                                                          1998                  1997
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                         8,041,062                     -
     Borrowings under credit facility                                              16,134,000            17,218,000
     Principal payments on credit facility                                       (22,399,000)          (13,393,000)
     Repayments under short-term debt agreements                                     (24,178)              (34,098)
     Proceeds from exercise of stock options                                           20,738                     -
     Proceeds from issuance of warrants                                                   200                     -
     Registration costs                                                                     -              (58,310)
     Preferred Stock dividends                                                              -                   (3)
-------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                               1,772,822             3,732,589
-------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                            29,385             (214,203)

CASH, beginning of period                                                              31,455               284,921
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                         $          60,840    $           70,718
-------------------------------------------------------------------------------------------------------------------

                                                                                            See accompanying notes
                                                                                           to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                   NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
1.     UNAUDITED FINANCIAL        In the opinion of management,  the unaudited financial information as of July 31,
       STATEMENTS                 1998 contained herein reflects all adjustments (consisting  only  of  normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.     RELATED PARTY              The Company currently leases certain office space from businesses controlled by stockholders of
       TRANSACTIONS               the Company. Amounts paid for the office space were approximately $130,000 and $108,000 for the six months ended July 31, 1998 and 1997, respectively. The Company occasionally charters an airplane owned by a partnership in which one of the Company's stockholders owns an interest.
                                  Amounts paid to the partnership were $1,000 and $5,200 for the six months ended July 31, 1998 and
                                  1997, respectively.

                                  Certain officers of the Company have, from time to time, received cash advances from the
                                  Company. The officers executed promissory notes in favor of the Company in the aggregate amount of
                                  $295,293. These notes have been collected in full at July 31, 1998.

3.     LONG-TERM                  Long-term debt consists of:
       DEBT AND REVOLVING
       CREDIT FACILITY
                                  July 31,                                                                      1998
                                  -----------------------------------------------------------------------------------

                                  Revolving Credit Facility                                           $    2,333,000

                                  Term note payable in monthly installments of $629
                                  through November 1999, collateralized by an
                                  automobile                                                                   9,497

                                  Obligations under capital lease                                              3,379
                                  -----------------------------------------------------------------------------------
                                  Total Long-term Debt                                                     2,345,876

                                  Less current maturities                                                     10,404
                                  -----------------------------------------------------------------------------------

                                  Long-term Debt                                                      $    2,335,472
                                  -----------------------------------------------------------------------------------

                                  The Company has an agreement providing for a revolving loan up to $15,000,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice.
                                  Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 8.418% at July 31, 1998). Borrowings are secured by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and  general intangibles.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                   NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
                                  The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The
                                  Company was in compliance with such ratios at July 31, 1998.

4. SUPPLEMENTAL CASH FLOW         Supplemental information on interest and income taxes paid is as follows:
   INFORMATION

                                  Six Months Ended July 31,                                1998                 1997
                                  -----------------------------------------------------------------------------------

                                  Interest Paid                                  $      133,000   $          359,000

                                  Income Taxes Paid (Refunded)                   $      189,000   $        (122,000)
                                  -----------------------------------------------------------------------------------

                                  On February 28, 1997, 7,721 shares of Common  Stock were issued as a dividend to the Preferred
                                  Stockholders as of that date.

5. ADVANCE PAY                    The Company has established an Advance Pay Program. Under this program the Company advances an
   PROGRAM                        agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at July 31, 1998 is $18,225,605 due the Company under the Advance Pay Program (net of $6,060,833 due the program participants).

6. DUE TO RETAILERS               The Company has arrangements  with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments.
                                  The Company retains the commission related to such payments and pays the customer the payments difference.  The Company owes retailers $1,080,000 at July 31, 1998 under such arrangements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                   NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
7.     INCOME TAXES               Provision  for federal and state  income  taxes in the  statements  of  operations consist of the following components:

                                  Six Months Ended July 31,                                 1998             1997
                                  -----------------------------------------------------------------------------------
                                  Current
                                     Federal                                         $       780,000  $      482,000
                                     State                                                   200,000         123,000
                                  -----------------------------------------------------------------------------------
                                  Total Current                                              980,000         605,000
                                  -----------------------------------------------------------------------------------

                                  Deferred
                                     Federal                                                  78,000         (93,000)
                                     State                                                    20,000         (23,000)
                                  -----------------------------------------------------------------------------------
                                  Total Deferred                                              98,000        (116,000)
                                  -----------------------------------------------------------------------------------

                                  Total Income Tax Expense                           $     1,078,000  $      489,000
                                  -----------------------------------------------------------------------------------

                                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                                  July 31,                                                                  1998
                                  -----------------------------------------------------------------------------------
                                  Deferred Tax Assets
                                     Allowance for doubtful accounts                                   $     173,000
                                     Deferred compensation                                                    43,000
                                     Other                                                                    19,000
                                  -----------------------------------------------------------------------------------
                                  Total Deferred Tax Assets                                                  235,000
                                  -----------------------------------------------------------------------------------

                                  Deferred Tax Liabilities
                                     Book/Tax differences in accounts receivable                             943,000
                                     Income not previously taxed under cash
                                       basis of accounting for income tax purposes                           205,000
                                     Depreciation                                                             29,000
                                     Other                                                                    28,000
                                  -----------------------------------------------------------------------------------
                                  Total Deferred Tax Liabilities                                           1,205,000
                                  -----------------------------------------------------------------------------------

                                  -----------------------------------------------------------------------------------
                                  Net Deferred Tax Liability                                                 970,000
                                  -----------------------------------------------------------------------------------

                                  Classified as:
                                     Current                                                                 919,000
                                     Non-current                                                              51,000
                                  -----------------------------------------------------------------------------------

                                  Net Deferred Tax Liability                                           $     970,000
                                  -----------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                   NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
                                  The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate for the first six months of fiscal 1999 and 1998:

                                  Six Months Ended July 31,                                  1998            1997
                                  -----------------------------------------------------------------------------------
                                  Income tax expense at statutory rate                 $      882,000   $    367,000
                                  State income tax expense, net of federal
                                    income tax benefit                                        132,000         80,000
                                  Non-deductible goodwill amortization                         39,000         21,000
                                  Non-deductible meals and entertainment                       16,000         10,000
                                  Non-deductible officers' life insurance                       5,000          2,000
                                  Other, net                                                    4,000          9,000
                                  -----------------------------------------------------------------------------------

                                  Income Tax Expense                                   $    1,078,000   $    489,000
                                  -----------------------------------------------------------------------------------

8.     BUSINESS                   Mike Kessler and Associates, Inc.
       COMBINATIONS

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

                                  This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired in the amount of $2,382,900 and is being amortized over 15 years.

                                  Periodical Concepts

                                  On July 27, 1998, the Company acquired all the assets of Periodical Concepts, a Texas general partnership doing business as PC2, for $2,500,000 in cash. Prior to the acquisition, PC2 provided information and marketing services to retail stores selling magazines and other periodicals. The
                                  Company intends to continue the operation of such business and does not intend to substantially change the nature of PC2's operation.

                                  This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $2,400,000.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                   NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
9.     PREFERRED STOCK            In July 1997, the Company exchanged all 5,600 outstanding  shares of the Company's 1996 Series 7%
                                  Convertible  Preferred  Stock for an aggregate of 186,667 shares of Common Stock and non-transferable  warrants  expiring in 2000 to purchase 310,709 shares of Common  Stock at an  exercise  price of $3.00 per share.  Such  exchange resulted in a constructive dividend of
                                  $109,937,  which was reported in the fiscal quarter ending July 31, 1997.

10.    COMMON STOCK               In June 1998, the Company sold in a public offering 1,538,334 shares of the Company's Common
                                  Stock for an aggregate price of $9,230,004.

11.    EARNINGS PER SHARE         In calculating earnings per share, Net Income for the three months and six months ended July 31,
                                  1997 was reduced by a constructive dividend of $109,937, which resulted from the exchange of all
                                  5,600 outstanding shares of Preferred Stock for 186,667 shares of Common Stock and non-transferable warrants expiring in 2000 to purchase 310,709 shares of Common Stock at an exercise price of $3.00 per share.

                                  A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:
                                                                  Three Months Ended             Six Months Ended
                                                                       July 31,                      July 31,
                                                              ---------------------------     ------------------------
                                                                  1998          1997             1998         1997
                                  ------------------------------------------------------------------------------------
                                  Weighted average number
                                  of common shares
                                  outstanding                     8,720,594    5,827,872        8,375,035   5,825,894

                                  Effect of dilutive
                                  securities - stock
                                  options and warrants              517,589       62,571          490,657      31,804
                                  ------------------------------------------------------------------------------------
                                  Weighted average number
                                  of common shares
                                  outstanding - as
                                  adjusted                        9,238,183    5,890,443        8,865,692   5,857,698
                                  ------------------------------------------------------------------------------------


                                      10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this quarterly report to shareholders includes statements regarding matters which are not historical facts (including statements regarding the plans, beliefs or expectations of the Company) which are forward-looking statements within the meaning of the federal securities law. When used in this quarterly report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, increased competition, significant changes in the marketing strategies of publishers, the inability of the Company to successfully manage its expansion and the availability of suitable acquisition candidates. Investors are also directed to consider other risks and uncertainties discussed in other reports previously and subsequently filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         For more than 20 years, the Company and its predecessors have provided information gathering, consulting and other information based services to operators of mass merchandise, grocery, convenience and pharmacy stores located throughout the United States and eastern Canada. Currently, the Company provides monitoring and documentation services to more than 825 retailers, such as Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., Food Lion, Inc., and W. H. Smith, Inc., in connection with processing and collection of incentive payments from magazine publishers on single copy sales of approximately 5,000 magazine titles offered in approximately 75,000 stores. As an extension of this service, the Company established its Advance Pay Program, under which the Company advances an agreed upon percentage of the incentive payments due to the retailer from magazine publishers. It then directly collects from the publishers the claims due to the retailer. In fiscal 1998 and 1997, the Company advanced approximately $38,900,000 and $15,000,000 under the Advance Pay Program, respectively. In October 1996, the Company expanded its services and potential client base with the introduction of the Periodical Information Network ("PIN"), an information service in which the Company provides subscribing magazine publishers with industry-wide, single copy magazine sales information in a user friendly format. Based on discussions with representatives of magazine publishers, the Company believes that publishers and advertisers perceive that PIN provides a valuable basis on which to formulate marketing, distribution, advertising and other policies.

         Management believes the Company is poised to offer two new products, SourcePro and Interactive Communications Network (ICN). SourcePro is an intelligent space design program using digital graphics to help retailers most profitably arrange their front-end displays. ICN will help retailers manage Universal Product Code (UPC) change authorizations and provide publishers an avenue to market new product solicitations.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Service Revenues:

                                                  Three Months Ended July 31,      Six Months Ended July 31,
                                                       1998          1997                  1998        1997
                                                       ----          ----                  ----        ----
Service Revenues                                      100.0%         100.0%               100.0%      100.0%

Cost of Service Revenues                               44.1%          54.1%                43.8%       52.8%

Gross Profit                                           55.9%          45.9%                56.2%       47.2%

Selling, General & Administrative Expense              15.5%          18.2%                17.0%       19.4%

Operating Income                                       40.4%          27.7%                39.2%       27.8%

Interest Expense, Net                                 (2.4)%         (7.0)%               (2.9)%      (7.4)%

Other Income (Expense), Net                           (0.1)%         (0.7)%               (0.1)%      (0.7)%

Income Before Income Taxes                             37.9%          20.0%                36.2%       19.7%

Net Income                                             22.1%          11.3%                21.1%       10.8%


SERVICE REVENUES

         Increased retailer participation in the Advance Pay Program, the acquisitions of Mike Kessler and Associates, Inc. and Periodical Concepts and the growth in subscriptions to PIN contributed to an increase in Service Revenues during both the quarter and the six month period ended July 31, 1998 of approximately $640,000, or 22%, and $1,708,000, or 31%, respectively, over the comparable periods in fiscal 1998. Of the total, claims, PIN and Advance Pay Program revenues increased approximately $473,000, or 19%, and $1,282,000, or 27%, respectively, over the comparable periods in fiscal 1998. Revenue from front-end management services increased from $385,000 for the quarter ended July 31, 1997 to $552,000 for the quarter ended July 31, 1998, or 44%, and from $695,000 for the six month period ended July 31, 1997 to $1,121,000 for the six month period ended July 31, 1998, or 61%. This growth resulted from an increase in the number of reconfiguration programs undertaken by the Company on behalf of its retailer clients. Historically, front-end management revenues have fluctuated as a result of a variety of factors including the number and magnitude of reconfiguration programs undertaken by the Company's retailer clients and the timely shipping of front-end merchandising fixtures by manufacturers. Consequently, variations in the timing and amounts of front-end management revenues could have a material positive or negative effect on the Company's operating results of any given quarter. In June 1998, the Company introduced a prototype of its proprietary SourcePro software, which enables retailers to visualize alternative checkout configurations in a three-dimensional graphic environment and analyze the relative profit potential that can be achieved by the retailer from alternative configurations.

COST OF SERVICE REVENUES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("TOTAL COSTS")

         Total Costs for the quarter ended July 31, 1998 increased only $8,000 over the same quarter of the prior year.

         Despite a 31% increase in Service Revenues for the six month period ended July 31, 1998, Total Costs increased only $419,000, or 11%, over the first six months of the prior year. The acquisition of Mike Kessler and Associates, Inc. (MKA) led to increased costs, including wages, amortization and rent of approximately $193,000. Wages, other than MKA's employees, increased approximately $56,000 over the same period of last year, due primarily to increases in employee compensation. Consulting expenses increased approximately $90,000 over the comparable period of the prior year due to valuation services utilized and for fees paid to financial and business consultants. Approximately $66,000 more bonus expense was accrued during the first six months of this year than last year. Equipment leases, telephone expenses, depreciation and entertainment expenses increased $19,000, $18,000, $15,000 and $14,000, respectively, over the first half of the prior year. Additionally, costs for personal property taxes increased approximately $20,000 due to filing 1996, 1997 and 1998 North Carolina returns during this fiscal year. Lastly, expenses related to seminars and meetings increased approximately $12,000 due to the Company's sponsorship of several seminars as well as increased participation in seminars by the sales representatives. However, bad debt expense decreased approximately $82,000 from last year to partially offset these increases.

INTEREST EXPENSE

         Interest Expense decreased for the quarter and the six month period ended July 31, 1998 by $115,000 and $197,000, respectively, compared to the quarter and six month period ended July 31, 1997. $4,213,000 of the net proceeds from the Company's public offering of Common Stock on June 19, 1998 was used to temporarily reduce the balance under the Company's credit facility.

INCOME TAX EXPENSE

         The effective income tax rates for the three months and six months ended July 31, 1998 were 41.7% and 41.5%, respectively. These rates varied from the statutory rate due to expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

YEAR 2000 READINESS

         The Company is aware of the Year 2000 issues associated with the practice of encoding only the last two digits of four digit years in a computer-based system. Year 2000 issues, if not properly addressed, could result in disruptions of operations and could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is in the process of testing both its internal and external systems for Year 2000 compliance by running programs simulating operations in the year 2000; this process should be completed by the end of the year, and management estimates that the incremental cost to renovate systems and encoded applications and to test replacement systems and applications to become Year 2000 ready will not have a material effect on the Company's financial condition, results of operations or liquidity. The Company is developing a contingency plan to address the possibility of Year 2000 failures, and anticipates the plan will be completed in the first quarter of 1999. No assurance can be given that the Company will successfully avoid all problems with the Year 2000 issue.

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

         Net cash provided by operating activities during the six months ended July 31, 1998 was $1,081,000 while net cash used by operating activities during the six months ended July 31, 1997 was $3,508,000. Investing activities used $2,825,000 during the six month period ended July 31, 1998, primarily to purchase Periodical Concepts. Financing activities provided $1,773,000 during the six month period ended July 31, 1998. The proceeds from the issuance of Common Stock of approximately $8,041,000 were partially offset by net repayments on the credit facility of $6,265,000.

The average collection period for the six months ended July 31, 1998 was 124 days compared to 137 days for the six months ended July 31, 1997. The collection periods were calculated as follows: 365 days/(Revenues/Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At July 31, 1998, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $15,000,000 with Wachovia Bank, N.A. Wachovia Bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles. Under the Credit Agreement, the Company is required to maintain certain financial ratios. At July 31, 1998, the Company was in compliance with all financial ratios imposed by the Credit Agreement.

         At July 31, 1998, the Company's total long-term debt obligations were $2,346,000. Of such amount, $10,400 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived from cash flows from operations.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) No current reports on Form 8-K have been filed during the three months ended July 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  September 14, 1998                    /S/ W. BRIAN RODGERS
                                             --------------------
                                             W. Brian Rodgers
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

27.1                       Financial Data Schedule (Filed in EDGAR version only)