Form 10QSB
period 1998-10-31
SOURCE INFORMATION MANAGEMENT CO
filed 1998-12-22
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended October 31, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,625,596 (as of December 8, 1998)

 Transitional Small Business Disclosure Format (check one):  Yes   [ ]  No  [X]

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION




                                                                                                               Page

ITEM 1.       Financial Statements

              Unaudited Balance Sheet as of October 31, 1998                                                      1

              Unaudited Statements of Operations for the three
              months ended October 31, 1998 and 1997 and for the
              nine months ended October 31, 1998 and 1997                                                         3

              Unaudited Statements of Cash Flows for the nine
              months ended October 31, 1998 and 1997                                                              4

              Notes to Financial Statements                                                                       6

ITEM 2.       Management's Discussion and Analysis                                                               12


                                             PART II - OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders                                                17

ITEM 6.       Exhibits and Reports on Form 8-K                                                                   17



                                       THE SOURCE INFORMATION MANAGEMENT COMPANY



                                                                                            UNAUDITED BALANCE SHEET

                                                                                                   October 31, 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 3)
CURRENT
      Cash                                                                                          $         8,667
      Trade receivables (net of allowance for doubtful accounts of $469,658) (Note 5)                    28,638,913
      Other current assets                                                                                  145,916
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                     28,793,496
--------------------------------------------------------------------------------------------------------------------
Office equipment and furniture                                                                            2,743,999
Less accumulated depreciation and amortization                                                            1,656,889
--------------------------------------------------------------------------------------------------------------------
NET OFFICE EQUIPMENT AND FURNITURE                                                                        1,087,110
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Goodwill (net of accumulated amortization of $464,007)                                              5,410,074
      Other                                                                                                 167,880
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                                        5,577,954
--------------------------------------------------------------------------------------------------------------------

                                                                                                    $    35,458,560
--------------------------------------------------------------------------------------------------------------------






                                       1                  See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                            UNAUDITED BALANCE SHEET

                                                                                                   October 31, 1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                                          $     3,779,247
     Accounts payable and accrued expenses                                                                1,289,970
     Income taxes payable                                                                                   299,413
     Due to retailers (Note 6)                                                                              918,239
     Deferred income taxes (Note 7)                                                                         867,000
     Current maturities of long-term debt (Note 3)                                                            7,170
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                 7,161,039
--------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3)                                                          5,041,625
--------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (Note 7)                                                                               33,000
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        12,235,664
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed capital:
     Common Stock, $.01 par - shares authorized, 16,528,925; 9,610,718 issued, of
        which 8,000 are being held as Treasury Stock                                                         96,106
     Additional paid-in capital on Common Stock                                                          18,790,899
--------------------------------------------------------------------------------------------------------------------
        Total contributed capital                                                                        18,887,005
Retained earnings                                                                                         4,377,022
--------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                                     23,264,027
Less:  Treasury Stock (8,000 shares at cost)                                                                (41,131)
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               23,222,896
--------------------------------------------------------------------------------------------------------------------

                                                                                                    $    35,458,560
--------------------------------------------------------------------------------------------------------------------




                                       2                  See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                  UNAUDITED STATEMENTS OF OPERATIONS

                                                Three Months Ended           Nine Months Ended
                                                   October 31,                  October 31,
                                            -------------------------   ----------------------------
                                              1998        1997               1998          1997
----------------------------------------------------------------------------------------------------

Service Revenues                         $  3,960,409    $ 2,943,766    $ 11,136,199    $ 8,411,782
Cost of Service Revenues                    1,651,341      1,522,201       4,797,247      4,406,778
----------------------------------------------------------------------------------------------------
Gross Profit                                2,309,068      1,421,565       6,338,952      4,005,004
Selling, General and Administrative
  Expense                                     612,701        536,058       1,832,621      1,598,231
----------------------------------------------------------------------------------------------------
Operating Income                            1,696,367        885,507       4,506,331      2,406,773
----------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                    11,991          1,198          22,270         14,860
            Interest expense                  (46,108)      (192,494)       (264,986)      (680,245)
            Other                              (3,244)       (20,955)         (9,194)       (61,579)
----------------------------------------------------------------------------------------------------
Total Other Income (Expense)                  (37,361)      (212,251)       (251,910)      (645,964)
----------------------------------------------------------------------------------------------------
Income Before Income Taxes                  1,659,006        673,256       4,254,421      1,751,809
Income Tax Expense (Note 7)                   700,000        296,000       1,778,000        785,000
----------------------------------------------------------------------------------------------------

Net Income                               $    959,006    $   377,256    $  2,476,421    $   966,809
----------------------------------------------------------------------------------------------------
Earnings per Share
      Basic                              $        .10    $       .06    $        .28    $       .14
----------------------------------------------------------------------------------------------------
      Diluted                            $        .10    $       .06    $        .27    $       .14
----------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding
      Basic                                 9,586,239      6,535,980       8,783,125      6,064,476
----------------------------------------------------------------------------------------------------
      Diluted                              10,030,461      6,724,638       9,247,799      6,147,243
----------------------------------------------------------------------------------------------------





                                       3                  See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY





                                                                                 UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended October 31,                                                       1998                  1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                             $       2,476,421    $          966,809
     Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
          Depreciation and amortization                                               425,311               307,151
          Provision for losses on accounts receivable                                   8,760                39,224
          Impairment of investment in limited partnership                              15,000                15,000
          Loss on disposition of assets                                                     -                 1,338
          Deferred income taxes                                                        28,000              (161,000)
          Services received in exchange for Common Stock                                3,000                 8,000
          Services received in exchange for Common Stock Warrants                      13,506                     -
          Changes in assets and liabilities:
             Increase in accounts receivable                                       (9,655,127)           (2,284,433)
             Decrease (increase) in other assets                                      551,253              (101,942)
             Increase (decrease) in checks issued against future deposits           3,647,058            (2,369,231)
             Increase (decrease) in accounts payable and accrued expenses             885,987              (177,711)
             Decrease in amounts due customers                                        (75,607)              (16,321)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                  (1,676,438)           (3,773,116)
--------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
     Acquisition of Periodical Concepts                                            (2,500,000)                    -
     Acquisition of Mike Kessler & Associates, Inc., net of cash acquired                   -              (349,777)
     Capital expenditures                                                            (484,899)             (205,113)
     Loan to affiliate                                                                      -               (38,000)
     Collections from affiliate                                                             -                27,576
     Loan to officer                                                                        -               (10,000)
     Collections on loan to officer                                                    22,093               221,485
     Proceeds from sale of fixed assets                                                     -                 2,000
     Increase in cash surrender value of life insurance                               (32,541)              (43,564)
     Proceeds from surrender of life insurance policies                                     -                83,959
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                  (2,995,347)             (311,434)
--------------------------------------------------------------------------------------------------------------------








                                       4                 See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY







                                                                                 UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended October 31,                                                       1998                  1997
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                         8,012,651             6,828,797
     Borrowings under credit facility                                              25,775,000            27,051,000
     Principal payments on credit facility                                        (29,332,000)          (30,019,000)
     Repayments under short-term debt agreements                                      (29,259)              (43,656)
     Proceeds from exercise of stock options                                          263,536                     -
     Proceeds from issuance of warrants                                                   200                   200
     Purchase of treasury stock                                                       (41,131)                    -
     Purchase of fractional shares                                                          -                  (322)
     Preferred Stock dividends                                                              -                    (3)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                               4,648,997             3,817,016
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                           (22,788)             (267,534)

CASH, beginning of period                                                              31,455               284,921
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                         $           8,667    $           17,387
--------------------------------------------------------------------------------------------------------------------



                                       5                  See accompanying notes
                                                         to financial statements

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                          NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------

1.     UNAUDITED FINANCIAL          In the opinion of management,  the unaudited financial  information as of October
       STATEMENTS                   31, 1998 contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.     RELATED PARTY                The Company currently leases certain office space from businesses controlled by
       TRANSACTIONS                 stockholders of the Company. Amounts paid for the office space were approximately
                                    $199,000 and $169,000 for the nine months ended October 31, 1998 and 1997, respectively. The Company occasionally charters an airplane owned by a partnership in which one of the Company's stockholders owns an interest. Amounts paid to the partnership were $1,800 and $7,400 for the nine months ended October 31, 1998 and
                                    1997, respectively.

                                    Certain officers of the Company have, from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amount of $295,293. These notes have been collected in full at October 31,
                                    1998.

3.     LONG-TERM                    Long-term debt consists of:
       DEBT AND REVOLVING
       CREDIT  FACILITY
                                    October 31,                                                                    1998
                                    ------------------------------------------------------------------------------------

                                    Revolving Credit Facility                                            $    5,041,000

                                    Term note payable in monthly installments of $629
                                    through November 1999, collateralized by an automobile                        7,795

                                    ------------------------------------------------------------------------------------
                                    Total Long-term Debt                                                      5,048,795

                                    Less current maturities                                                       7,170
                                    ------------------------------------------------------------------------------------

                                    Long-term Debt                                                       $    5,041,625
                                    ------------------------------------------------------------------------------------

                                    The Company has an agreement providing for a revolving loan up to $15,000,000. The agreement has no termination date; however, the bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 8.0938% at October 31,
                                    1998). Borrowings are secured by a security interest in substantially all the
                                    Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                                    The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional


                                       THE SOURCE INFORMATION MANAGEMENT COMPANY



                                                                                        NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------
                                    indebtedness. The Company was in compliance with such ratios at October 31, 1998.

4.     SUPPLEMENTAL CASH FLOW       Supplemental information on interest and income taxes paid is as follows:
       INFORMATION
                                    Nine Months Ended October 31,                             1998                 1997
                                    ------------------------------------------------------------------------------------

                                    Interest Paid                                   $      284,000   $          549,000

                                    Income Taxes Paid                               $      953,000   $          925,000
                                    ------------------------------------------------------------------------------------

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

5.     ADVANCE PAY                  The Company has established an Advance Pay Program. Under this program the Company
       PROGRAM                      advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such
            A                       payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at October 31, 1998 is $22,146,032 due the Company under the
                                    Advance Pay Program (net of $7,126,487 due the program participants).

6.     DUE TO RETAILERS             The Company has  arrangements  with certain  of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $918,239 at October 31, 1998 under such arrangements.



                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                        NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------
7.     INCOME TAXES              Provision  for federal and state income  taxes in the  statements  of  operations consist of the following components:
                                 Nine Months Ended October 31,                             1998             1997
                                 ------------------------------------------------------------------------------------
                                 Current

                                     Federal                                         $     1,394,000  $      750,000
                                     State                                                   356,000         196,000
                                 ------------------------------------------------------------------------------------
                                 Total Current                                             1,750,000         946,000
                                 ------------------------------------------------------------------------------------

                                 Deferred
                                     Federal                                                  22,000        (128,000)
                                     State                                                     6,000         (33,000)
                                 ------------------------------------------------------------------------------------
                                 Total Deferred                                               28,000        (161,000)
                                 ------------------------------------------------------------------------------------

                                 Total Income Tax Expense                            $     1,778,000  $      785,000
                                 ------------------------------------------------------------------------------------

                                 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                                 October 31,                                                                1998
                                 ------------------------------------------------------------------------------------
                                 Deferred Tax Assets
                                     Allowance for doubtful accounts                                   $     175,000
                                     Deferred compensation                                                    44,000
                                     Other                                                                    20,000
                                 ------------------------------------------------------------------------------------
                                 Total Deferred Tax Assets                                                   239,000
                                 ------------------------------------------------------------------------------------

                                 Deferred Tax Liabilities
                                     Book/Tax differences in accounts receivable                             914,000
                                     Income not previously taxed under cash
                                       basis of accounting for income tax purposes                           145,000
                                     Depreciation                                                             31,000
                                     Other                                                                    21,000
                                 ------------------------------------------------------------------------------------
                                 Total Deferred Tax Liabilities                                            1,111,000
                                 ------------------------------------------------------------------------------------

                                 ------------------------------------------------------------------------------------
                                 Net Deferred Tax Liability                                                  872,000
                                 ------------------------------------------------------------------------------------

                                 Classified as:
                                     Current                                                                 867,000
                                     Non-current                                                              33,000
                                 ------------------------------------------------------------------------------------

                                 Net Deferred Tax Liability                                            $     900,000
                                 ------------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                        NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------
                                 The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate for the first nine months of fiscal 1999 and 1998:

                                 Nine Months Ended October 31,                               1998            1997
                                 ------------------------------------------------------------------------------------

                                 Income tax expense at statutory rate                  $    1,447,000   $    596,000
                                 State income tax expense, net of federal
                                   income tax benefit                                         235,000        129,000
                                 Non-deductible goodwill amortization                          73,000         40,000
                                 Non-deductible meals and entertainment                        26,000         15,000
                                 Non-deductible officers' life insurance                        8,000        (6,000)
                                 Other, net                                                  (11,000)         11,000
                                 ------------------------------------------------------------------------------------

                                 Income Tax Expense                                    $    1,778,000   $    785,000
                                 ------------------------------------------------------------------------------------

8.     BUSINESS
       COMBINATIONS              Mike Kessler and Associates, Inc.
                                 On May 30, 1997, the Company acquired all of the stock of Mike Kessler and Associates,
                                 Inc. (MKA) for $2,500,000 of which $350,000 was paid upon closing and the balance was paid on January 5, 1998 with interest at 6.25%. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The
                                 Company has continued the operation of such business and has continued servicing MKA's customer base.

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

                                 This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $2,400,000 and is being amortized over 15 years.

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


                    THE SOURCE INFORMATION MANAGEMENT COMPANY



                                                 NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                                 quarter ending July 31, 1997.

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

11.    EARNINGS PER SHARE        In calculating  earnings per share,  Net Income for the nine months ended October 31
                                 1997 was reduced by a constructive dividend of $109,937, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 186,667 shares of
                                 Common Stock and non-transferable warrants expiring in 2000 to purchase 310,709 shares of Common Stock at an exercise price of $3.00 per share.

                                 A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:




                                                                  Three Months Ended             Nine Months Ended
                                                                     October 31,                    October 31,
                                                              ---------------------------    -------------------------
                                                                  1998          1997             1998         1997
                                --------------------------------------------------------------------------------------
                                Weighted average number of
                                common shares outstanding

                                                                  9,586,239    6,535,980        8,783,125   6,064,476

                                Effect of dilutive
                                securities - stock options
                                and warrants                        444,222      188,657          464,673      82,767
                                --------------------------------------------------------------------------------------

                                Weighted average number of
                                common shares outstanding
                                -   as adjusted                  10,030,461    6,724,638        9,247,799   6,147,243
                                --------------------------------------------------------------------------------------

12.    SUBSEQUENT EVENTS        On November 19, 1998,  the Company issued a press release announcing that it had signed letters of intent to acquire the assets and assume specified liabilities of two front-end manufacturers and their affiliates. The Company expects the acquisition of
                                MYCO, Inc. and an affiliated real estate holding company to be consummated on January
                                7, 1999 and expects the acquisition of Chestnut Display Systems, Inc.



                                       10

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                          NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------
                                 ("Chestnut") and an affiliate of Chestnut to be completed on or around February 1,
                                 1999. The Company expects to acquire the assets of these companies for an aggregate of approximately $16.25 million cash and approximately $4.5 million in the Company's stock.

                                 On December 2, 1998, the Company issued a press release announcing that it had signed a letter of intent to acquire the assets and assume specified liabilities of Yeager
                                 Industries, Inc. ("Yeager"), another front-end fixture manufacturer. The Company expects to complete this acquisition by January 15, 1999. The Company plans to acquire the assets of Yeager for approximately $500,000 cash and 142,860 shares of the
                                 Company's stock.

                                 On December 15, 1998, the Company issued a press release announcing that it had signed a letter of intent to acquire Brand Manufacturing Corporation ("Brand") and affiliated companies ("Affiliates"), a New York based front-end marketing and manufacturing company. Brand and Affiliates will be acquired for 3.4 million shares of the Company's common stock, with a portion of said shares being issuable only upon shareholder approval.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this quarterly report to shareholders includes statements regarding matters which are not historical facts (including statements regarding the plans, beliefs or expectations of the Company) which are forward-looking statements within the meaning of the federal securities law. When used in this quarterly report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, increased competition, significant changes in the marketing strategies of publishers, the inability of the Company to successfully manage its expansion, assimilate acquired entities and the availability of suitable acquisition candidates. Investors are also directed to consider other risks and uncertainties discussed in other reports previously and subsequently filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         In fiscal 1998 and 1997, the Company advanced approximately $38,900,000 and $15,000,000 under the Advance Pay Program, respectively. During the years ended January 31, 1998 and 1997, service fees earned under the Advance Pay Program totaled approximately $4,576,000 and $1,400,000, respectively, and fees earned under the traditional method totaled approximately $5,257,000 and $4,638,000, respectively. Service fees derived from the Advance Pay Program and under the traditional method as a percentage of total revenues were approximately 39% and 45%, respectively, during the year ended January 31, 1998 and approximately 19% and 64%, respectively, during the year ended January 31, 1997. Payments collected from publishers under the Advance Pay Program as a percentage of all payments collected from publishers grew from 5.3% during the year ended January 31, 1997 to 21.9% during the year ended January 31, 1998.

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

         The Company now offers two new products, SourcePro and Interactive Communications Network (ICN). SourcePro is an intelligent space design program using digital graphics to help retailers most profitably arrange their front-end displays. ICN helps retailers manage Universal Product Code (UPC) change authorizations and provides publishers an avenue to market new product solicitations.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, certain information relating to the operations of the Company expressed as a percentage of Service Revenues:



                                                     Three Months Ended                  Nine Months Ended
                                                         October 31,                        October 31,
                                                   1998             1997                1998          1997
                                                ------------------------------       ---------------------------

Service Revenues                                  100.0%           100.0%             100.0%         100.0%

Cost of Service Revenues                           41.7%            51.7%              43.1%          52.4%

Gross Profit                                       58.3%            48.3%              56.9%          47.6%

Selling, General & Administrative Expense          15.5%            18.2%              16.4%          19.0%

Operating Income                                   42.8%            30.1%              40.5%          28.6%

Interest Expense, Net                             (0.8)%           (6.5)%             (2.2)%         (7.1)%

Other Income (Expense), Net                       (0.1)%           (0.7)%             (0.1)%         (0.7)%

Income Before Income Taxes                         41.9%            22.9%              38.2%          20.8%

Net Income                                         24.2%            12.8%              22.2%          11.5%


SERVICE REVENUES

         Increased retailer participation in the Advance Pay Program, the acquisitions of Mike Kessler and Associates, Inc. ("MKA") and Periodical Concepts and the growth in subscriptions to PIN contributed to an increase in Service Revenues during both the quarter and the nine month period ended October 31, 1998 of approximately $1,017,000, or 35%, and $2,724,000, or 32%, respectively, over the comparable periods in fiscal 1998. The acquisition of MKA had little impact on the comparison between the quarter ended October 31, 1998 and the quarter ended October 31, 1997 since it was acquired on May 30, 1997. Of the total, claims, PIN and Advance Pay Program revenues increased approximately $599,000, or 23%, and $1,881,000, or 25%, respectively, over the comparable periods in fiscal 1998. Revenue from front-end management services increased from $287,000 for the quarter ended October 31, 1997 to $705,000 for the quarter ended

October 31, 1998, or 146%, and from $982,000 for the nine month period ended October 31, 1997 to $1,825,000 for the nine month period ended October 31, 1998, or 159%. This growth resulted from an increase in the number of reconfiguration programs undertaken by the Company on behalf of its retailer clients. Historically, front-end management revenues have fluctuated as a result of a variety of factors including the number and magnitude of reconfiguration programs undertaken by the Company's retailer clients and the timely shipping of front-end merchandising fixtures by manufacturers. Consequently, variations in the timing and amounts of front-end management revenues could have a material positive or negative effect on the Company's operating results of any given quarter.

COST OF SERVICE REVENUES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("TOTAL COSTS")

         Despite a 34% increase in Service Revenues for the quarter ended October 31, 1998, Total Costs increased only $206,000, or 10%, over the third quarter of the prior year. The acquisition of Periodical Concepts (PC2) led to increased costs in amortization, wages and other expenses of approximately $88,000. Consulting expenses increased approximately $40,000 over the comparable period of the prior year due to valuation services utilized and for fees paid to financial and business consultants. Travel and entertainment expenses increased over the same quarter in the prior year by approximately $26,000 and $20,000, respectively. An increase in rental rates and the addition of another office caused rent expense to increase over the prior year's third quarter by approximately $16,000. Moving expenses were approximately $9,000 during this quarter due to the relocation of several employees compared to no moving expense in the prior year. Lastly, the expenses for meetings and seminars increased approximately $14,000 over the prior year's third quarter.

         The year-to-date expenses also increased at a rate lower than revenues. Despite a 32% increase in Service Revenues for the nine month period ended October 31, 1998, Total Costs increased only $658,000, or 11%, over the first nine months of the prior year. The acquisition of PC2 led to increased costs in amortization, wages and other expenses of approximately $88,000. The acquisition of Mike Kessler and Associates, Inc. (MKA) led to increased costs, including wages, amortization and rent of approximately $105,000. Wages, other than MKA's and PC2's employees, increased approximately $99,000 over the same period of last year, due primarily to increases in employee compensation. Consulting expenses increased approximately $129,000 over the comparable period of the prior year due to valuation services utilized and for fees paid to financial and business consultants. Approximately $38,000 more bonus expense was accrued during the first nine months of this year than last year. Equipment leases, telephone expenses, depreciation and rent increased $18,000, $22,000, $24,000 and $28,000, respectively, over the first nine months of the prior year. Travel and entertainment expenses also increased over the prior year by $28,000 and $34,000, respectively. Additionally, costs for personal property taxes increased approximately $20,000 due to filing 1996, 1997 and 1998 North Carolina returns during this fiscal year. Moving expenses were approximately $20,000 during this year due to the relocation of several employees compared to no moving expense in the prior year. Expenses related to seminars and meetings increased approximately $26,000. However, bad debt expense decreased approximately $82,000 from last year to partially offset these increases.

INTEREST EXPENSE

         Interest Expense decreased for the quarter and the nine month period ended October 31, 1998 by $146,000 and $343,000, respectively, compared to the quarter and nine month period ended October 31, 1997. $4,213,000 of the net proceeds from the Company's public offering of Common Stock on June 19, 1998 was used to temporarily reduce the balance under the Company's credit facility. Additionally, as the Advance Pay Program matures, it becomes increasingly funded by collections under the Program rather than by borrowings.

INCOME TAX EXPENSE

         The effective income tax rates for the three months and nine months ended October 31, 1998 were 42.2% and 41.8%, respectively. These rates varied from the statutory rate due to expenses not deductible for income tax purposes. Such non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums. The effective income tax rates for the three months and nine months ended October 31, 1998 were lower than the rates for the comparable periods during the prior year because non-deductible expenses as a percentage of income before taxes has decreased.

YEAR 2000 COMPLIANCE

         Over the past several momths, the Company has been analyzing all systems for possible Y2K problems. Currently there are three types of IT software in use: proprietary software developed from a third party vendor, internal software development and off the shelf software. Of these, the most critical software to the Company is the third party proprietary software. Data processed from this system feeds various other systems including the software developed internally and third party systems. The internal software is the next most critical software since it is used to repackage data collected from the third party proprietary software.

         1. The third party proprietary software has been reviewed and modified for Y2K problems. Plans are to go to the third party site and run all programs in year 2000 mode to look for any problems that may still need to be addressed. This testing is expected to be completed by the end of January 1999.

         2. All internal software was developed over the past four years with the Y2K problem in mind. The Company does not forsee any significant problems resulting from this software development. There has been minimal testing to this point. More detailed testing is expected to be completed by April 1999.

         3. Updates from off the shelf software vendors are continually received and implemented. The Company believes there will be few problems with Y2K compliance for all software in use today.

         There have been no significant costs incurred in addressing the Y2K problem to this point. Regarding the Y2K issues with the third party proprietary software, the Company has a contract with the third party to supply programming at a set fee per month. No extra expenditures will be incurred to resolve any Y2K problems with this third party. Internal staff develop the in-house software on a salaried basis, therefore no additional expenditures will be incurred for Y2K problems.

         The Company has uncovered several PCs and laptops currently in use that will not pass Y2K tests. The company plans to assess all hardware for Y2K compliance by the end of January 1999. Costs are not expected to exceed $40,000. All hardware upgrades will be completed before the end of 1999. Several of these upgrades were already anticipated due to the age of the hardware.

         The Company believes that the greatest risk due to internal and/or external sources not being Y2K compliant would be the inability to meet deadlines. The Company depends on data from third parties in order to process information from its clients. If the third parties have problems supplying data to the Company, then certain deadlines for its clients may not be met. If internal systems of the Company are not Y2K compliant, information received from third parties cannot be processed in a timely manner. This again could lead to missed deadlines, which could have a negative impact on the Company's relationships with its customers and a material and adverse effect on the Company's condition and results of operations.

         The Company is currently communicating with outside trading partners in order to assess their Y2K readiness. The majority of the Company's critical trading partners have indicated that they will be Y2K compliant before the end of 1999. The Company believes that there will be no significant problems with these third parties that would impair normal operations. These communications also include non-IT aspects of operations (i.e., phone systems, data connection equipment, heating and air, etc.).

         Currently the Company has no contingency plan in place for Y2K issues. Once all evaluations and testing have been completed, contingency plans will be developed. Contingency planning is scheduled to be finalized by the end of first quarter 1999.

         No assurance can be given that the Company will successfully avoid all problems associated with the Y2K issue.

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

         During the quarters ended October 31, 1998 and October 31, 1997, the Company advanced over $15,650,000 and $9,800,000 , respectively, representing a 60% growth rate. The primary source of funding for advances is the Company's credit facility which is discussed below. Collections under the Advance Pay Program are used to pay down the balance under the credit facility. Thus, the credit facility is primarily used as a tool to manage the timing of payments and collections under the Advance Pay Program. Growth of the Program is closely monitored and controlled to ensure that funding will be available either through cash provided by the Program and/or adjustments to the borrowing limit under the Company's credit facility,.

         Net cash used by operating activities during the nine months ended October 31, 1998 was $1,676,000 while net cash used by operating activities during the nine months ended October 31, 1997 was $3,773,000. Investing activities used $2,995,000 during the nine month period ended October 31, 1998, primarily to purchase Periodical Concepts. Financing activities provided $4,649,000 during the nine month period ended October 31, 1998. The proceeds from the issuance of Common Stock of approximately $8,041,000 were partially offset by net repayments on the credit facility of $3,557,000.

         The average collection period for the nine months ended October 31, 1998 was 132.6 days compared to 134 days for the nine months ended October 31, 1997. The collection periods were calculated as follows: 365 days/(Revenues/Average Accounts Receivable), where accounts receivable includes all trade accounts receivable, but only the commission portion of amounts due from publishers in association with the Advance Pay Program.

         The Company is primarily engaged in the business of providing services to its retailer clients; therefore, its capital expenditure requirements are minimal. At October 31, 1998, the Company had no outstanding material commitments for capital expenditures.

         The Company has a credit agreement that provides for a revolving loan of up to $15,000,000 with Wachovia Bank, N.A. The credit agreement has no termination date; however, Wachovia Bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5% depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are secured by a security interest in substantially all of the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles. Under the Credit Agreement, the Company is required to maintain certain financial ratios. At October 31, 1998, the Company was in compliance with all financial ratios imposed by the Credit Agreement.

         At October 31, 1998, the Company's total long-term debt obligations were $5,049,000. Of such amount, $7,000 matures in the next 12 months. The Company anticipates that the funds necessary to satisfy these obligations will be derived from cash flows from operations.

         On November 19, 1998, the Company issued a press release announcing that it had signed letters of intent to acquire the assets and assume specified liabilities of two front-end manufacturers and their affiliates. The Company expects the acquisition of MYCO, Inc. and an affiliated real estate holding company to be consummated on January 7, 1999 and expects the acquisition of Chestnut Display Systems, Inc. ("Chestnut") and an affiliate of Chestnut to be completed on or around February 1, 1999. The Company expects to acquire the assets of these companies for an aggregate of approximately $16.25 million cash and approximately $4.5 million in the Company's stock.

         On December 2, 1998, the Company issued a press release announcing that it had signed a letter of intent to acquire the assets and assume specified liabilities of Yeager Industries, Inc. ("Yeager"), another front-end fixture manufacturer. The Company expects to complete this acquisition by January 15, 1999. The Company plans to acquire the assets of Yeager for approximately $500,000 cash and 142,860 shares of the Company's stock.

         On December 15, 1998, the Company issued a press release announcing that it had signed a letter of intent to acquire Brand Manufacturing Corporation ("Brand") and affiliated companies ("Affiliates"), a New York based front-end marketing and manufacturing company. Brand and Affiliates will be acquired for
3.4 million shares of the Company's common stock, with a portion of said shares being issuable only upon shareholder approval.

         It is anticipated that the acquisitions will be financed initially through an increase in the existing credit facility.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Shareholders of the Company was held on October 6, 1998. Of, the 9,564,264 shares entitled to vote at such meeting, 8,642,252 shares were present at the meeting in person or by proxy.

(c) The proposal to amend the Company's Bylaws to render inapplicable a Missouri statute, which restricts certain business combinations, was approved. The purpose of the Amendment is to prevent the statute from delaying, deferring, or preventing a change in control of the Company and/or diminishing the opportunity for shareholders to receive a premium above the market price for their shares from a potential acquirer who is unfriendly to the Company's management. The number of shares voted for, against and withheld were as follows:

                        For                 Against           Withheld
                        ---                 -------           --------
                      4,950,776              27,461           3,664,015

         The proposal to amend the Company's Bylaws to render inapplicable a Missouri statute, which may impair the voting rights of control shares upon transfer, was approved. The purpose of the Amendment is to prevent the statute from delaying, deferring, or preventing a change in control of the Company and/or diminishing the opportunity for shareholders to receive a premium above the market price for their shares from a potential acquirer who is unfriendly to the Company's management. The number of shares voted for, against and withheld were as follows:

                        For                 Against            Withheld
                        ---                 -------            --------
                      4,945,311              28,041            3,668,900

         Each of the management nominees for director was duly elected to serve an additional term of three years. The number of shares voted for and withheld were as follows:

                                          For                 Withheld
                                          ---                 --------
         S. Leslie Flegel              8,617,071               25,181

         William H. Lee                8,618,221               24,031

         There were no broker non-votes regarding the election of directors or the amendments to render inapplicable the Missouri statutes regarding certain business combinations or impairment of voting rights of control shares upon transfer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) A report on Form 8-K dated July 27, 1998 reporting the acquisition of Periodical Concepts was filed August 8, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  December 18, 1998             /S/ W. BRIAN RODGERS
                                     --------------------
                                     W. Brian Rodgers
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
--------                   -----------
27.1                       Financial Data Schedule (Filed in EDGAR version only)