Form 10KSB
period 1999-01-31
SOURCE INFORMATION MANAGEMENT CO
filed 1999-05-03
CIK 943605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the fiscal year ended January 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the transition period from _____________ to ______________.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $21,099,928.

At April 16, 1999 the aggregate market value of the voting stock held by non-affiliates of The Source Information Management Company (the "Company") was approximately $97,700,000 based on the last sale price of the Common Stock reported by the Nasdaq National Market on April 16, 1999. At April 16, 1999, the Company had outstanding 13,663,735 shares of Common Stock.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

ITEM 1. Description of Business                                               1

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

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and
                   Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Form 8-K

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: (I) OUR DEPENDENCE ON THE MARKETING AND DISTRIBUTION STRATEGIES OF PUBLISHERS AND OTHER VENDORS; (II) OUR ABILITY TO ACCESS CHECKOUT AREA INFORMATION; (III) RISKS ASSOCIATED WITH OUR ADVANCE PAY PROGRAM, INCLUDING PROBLEMS COLLECTING INCENTIVE PAYMENTS FROM PUBLISHERS; (IV) DEMAND FOR OUR DISPLAY RACKS; (V) OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY; (VI) COMPETITION; (VII) OUR ABILITY TO EFFECTIVELY MANAGE OUR EXPANSION; AND (VIII) GENERAL ECONOMIC AND BUSINESS CONDITIONS NATIONALLY, IN OUR MARKETS AND IN OUR INDUSTRY. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Information stated on a pro forma basis included in this report includes the results of operations of U. S. Marketing Services, Inc. as if the acquisition had been consummated on February 1, 1997.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

We are a leading provider of information and management services for retail magazine sales to U.S. and Canadian retailers and magazine publishers. We are also a leading manufacturer of display racks used by retailers at checkout counters. We were organized as a Missouri corporation in 1995 by the consolidation of two companies, which had provided services to magazine retailers for over twenty years. Since our organization, we have expanded our services and our geographic reach through the acquisition of eleven companies, seven of which provide services for retail magazine sales and four of which are display rack manufacturers.

Through our information services, we provide sales figures and product placement and other related information in various user-friendly formats, including print, CD-ROM and over the Internet. This information helps users to formulate marketing, distribution and advertising plans and to react more quickly to changing market conditions. Our information services cover approximately 7,000 magazine titles and are provided to over 1,000 retail chains with approximately 100,000 stores and 500,000 checkout counters. We believe we maintain the most comprehensive information database available for retail magazine sales and magazine placement at checkout counters. Our extensive retailer and vendor relationships allow us to keep this information up to date. We have expanded upon our experience with retail magazine sales and also provide similar information and services to confectioners and vendors of general merchandise sold at checkout counters.

Through our management services, we help retailers to increase sales and incentive payment revenues by reconfiguring and designing front-end display racks, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. Historically, as part of our services, we arranged for the manufacture of display racks for many of our customers. Since January 1999, we acquired four display rack manufacturers. Manufacturing display racks in our own facilities allows us to be a full-service provider of management services for the checkout area, or "front-end," of a customer's store. We also can integrate the design and manufacturing processes with our clients' merchandising strategies and better manage the timing of display rack delivery. We believe this enhances the value of our front-end management services for our clients. We also manufacture free-standing "point-of-purchase" display racks for other locations in retail stores that are designed to increase product visibility and sales.

We believe that we are well positioned to use our existing relationships with retailers and vendors to cross-sell our information and management services and display rack manufacturing capability.

INDUSTRY OVERVIEW

A substantial portion of the products sold in retail stores are bought on impulse. It is therefore important to vendors that their products be on prominent display in those areas of a store where they will be seen by the largest number of shoppers. There are usually two such areas in a store. One is a dedicated area called a mainline display; the other is the checkout area which is sometimes referred to as the front-end. The front-end is visited by virtually every shopper in a store. Shoppers typically must wait to complete the checkout process and are more likely to see products on display in the front-end, which increases the likelihood that these products will be bought on impulse. Products suited to front-end display include magazines, confections and certain general merchandise such as razor blades, film and batteries.

Vendors of front-end products compete for favorable spaces on display racks known as "pockets." Some vendors make incentive payments to retailers for favorable pocket locations. For example, magazine publishers and confectioners often pay retailers an up-front fee to have front-end display racks configured to provide for their desired pocket placements. Magazine publishers and general merchandise vendors also pay periodic pocket rental fees based on the location and size, measured in linear inches, of their products' pockets. Alternatively, some magazine publishers offer retailers cash rebates based on the sales volumes of their magazines to encourage retailers to carry and assign favorable pocket space to their titles. Most retailers have historically outsourced the information gathering and administration of claims collection to third parties such as The Source. This relieves them of the substantial administrative burden associated with that process, including monitoring thousands of titles, each with a distinct incentive arrangement.

Retailers typically reconfigure their checkout areas every three years, at which time they install new display racks and negotiate new agreements with magazine publishers and confectioners. Agreements with vendors of other front-end products are typically negotiated annually.

In the magazine industry, incentives also are provided for including magazines on mainline displays. These incentives take the form of a rebate for each copy sold by the retailer and are intended to encourage retailers to prominently display titles on mainline displays. In addition to increasing revenues, additional sales enable magazine publishers to charge higher advertising rates.

Timely delivery of information about retailer activity at the front-end, including timing of reconfigurations, changes in display position or the discontinuance of a vendor's products, is important to vendors of front-end products. This allows them to take advantage of opportunities at the front-end before final decisions are made by the retailer and to react expeditiously to changed circumstances. Timely delivery of information about price changes, special promotions, new product introductions and other vendor plans is important to retailers because it allows them to react quickly to capitalize on opportunities presented by a vendor's plans and to take advantage of changes in the market rate for the fees and incentive payments available from magazine publishers and other front-end product vendors.

Historically, information available to vendors about retail checkout area activity and information available to retailers about price changes, special promotions and other matters has been fragmented and stale. This is the result of a number of factors, including the following:

    - Many front-end products, including magazines, are sold through distributors, resulting in very little direct contact between vendors and retailers;

    - Retailers generally have not had systems in place to efficiently collect front-end sales and other information;

    - The number of retailers who sell magazines and other front-end products is large and they are widely dispersed geographically; and

    - Until the availability of cost-effective and user-friendly data processing applications, there was no convenient means to disseminate this information.

We believe that there is an increasing demand on the part of front-end product vendors for more frequent and detailed information on sales and other front-end activity. For example, timely information about sales of each magazine title by store would be of particular importance to magazine publishers, because it would assist them to increase revenues from advertisers who want to target their advertising to a particular market.

Our traditional source of retail magazine sales information has been magazine distributors. They provide us with quarterly information about retail sales of magazines on a chain-by-chain basis. Accordingly, information we provide to magazine publishers about magazine sales by retailers is also on a quarterly, chain-by-chain basis, rather than on a more frequent, store-by-store basis. We intend to develop the capability to gather and provide magazine sales information on a weekly, store-by-store basis.

Through our front-end management services we also have access to a significant amount of information about retail checkout area activity. Our recent acquisitions of four display rack manufacturers further increase our information base.

The continual re-merchandising and re-modeling of retail stores drives the demand for new display racks. Retailers request new displays to promote new products, to upgrade the appearance of an existing store and to render the appearance of newly opened stores consistent with the rest of the retail chain. The continual introduction of new products and rapidly evolving packaging of existing products also drives the need for new displays.

SERVICES

Our claims submission services for magazine retailers were established over 20 years ago. Our experience in providing these services is the foundation for our other services. Set forth below are descriptions of our services and products in each of our segments: claim submission and other information services, and display rack manufacturing. See Note 16 in our "Notes to Consolidated Financial Statements" for certain financial information of each of our segments.

Claims Submission and Other Information Services

Claim Submission Program. Through our information gathering capabilities, we assist U.S. and Canadian retailers to accurately monitor, document, claim and collect magazine publisher incentive and pocket rental payments. Incentive payments consist of cash rebates offered to retailers by magazine publishers equal to a percentage of magazine sales. Pocket rental payments are made by magazine publishers for providing a specific pocket size and location on a display rack. Our claim submission program relieves our retailer customers of the substantial administrative burden of documenting their claims and we believe increases the amount of claims they collect.

The claim submission process begins at the end of each calendar quarter. Local distributors detail the titles and number of copies sold by our retailer clients during that quarter. Display rack manufacturers and our retailer clients provide us with information about magazine pocket placements. Based on this information, we prepare claim forms and submit the documented claims to the appropriate national distributor. After verification of the claim, the national distributor, on behalf of the publisher, remits to us payment for the retailer. We then record the payment and forward it to the retailer. We charge the retailer a negotiated percentage of the amount collected.

Retailer customers who use our claim submission program include Fleming, Kroger, Southland 7-Eleven, Target and Walgreens. Claim submission services accounted for approximately 14.4% of our fiscal 1999 revenues on a pro forma basis.

Advance Pay Program. As an extension of our claim submission program, we have established our Advance Pay Program for magazine sales. Under this program, we pay to participating retailers a negotiated fixed percentage of the total quarterly incentive payments and pocket rental fees otherwise due the retailer. We generally make these payments within 90 days after the end of the quarter. We then collect the payments for our own account. This service provides the retailer with improved cash flow and relief from the burdensome administrative task of processing a large number of small checks from publishers.

Our payments to the retailer precede our collections from the publisher. In order to make these payments to retailers, we use funds generated from operations and funds borrowed under our revolving credit facility. Service fees earned under the Advance Pay Program generally exceed those charged under our claim submission program. However, we generally assume the risk of uncollectibility of the incentive and pocket rental payments.

Customers of our Advance Pay Program include A&P, Ahold USA, Food Lion, Kmart and W.H. Smith. The Advance Pay Program accounted for approximately 19.9% of our fiscal 1999 revenues on a pro forma basis.

PIN. We market to magazine publishers our database of magazine-related industry information that we gather through our claims submission program. This information assists them in formulating their publishing and distribution strategies. PIN subscribers have access to a historical database of sales information for publications, as well as quarterly updates. PIN can generate reports of total sales, sales by class of trade and sales by retailer. Each report also provides other sales related information, including returns of unsold magazines and total sales ranking. We believe that PIN is the most extensive database available for single-copy retail magazine sales information.

Subscribers to PIN pay for their subscriptions on a quarterly basis. Subscriptions have an initial term of one year and are automatically renewed for successive one-year terms unless earlier terminated. At March 31, 1999, we had 17 PIN subscribers, including Globe Marketing Services, Hearst Distribution Group Magazines, Primedia, Time Distribution Services and Warner Publisher Services. PIN accounted for 1.6% of our fiscal 1999 revenues on a pro forma basis.

ICN. In response to the business communications opportunities presented by the Internet, we have developed our ICN website. The ICN website enables subscribing magazine publishers to access information regarding pricing, new titles, discontinued titles and display rack configuration changes on a chain-by-chain basis. This information is important to publishers because discontinuation and placement of their titles on the display rack can have a significant impact on sales. We believe that, prior to ICN, publishers could not react as quickly to these changes. Publishers also can use ICN to promote special incentives and advertise and display special editions, new publications and upcoming covers, all of which can increase their sales.

Retailers can use ICN to order new magazine titles and take advantage of promotions by publishers. They also can download frequently changing price information, including Uniform Product Codes, which change often because of price changes and new title introductions.

As part of our increased emphasis on confections and general merchandise sold at checkout counters, we intend to adapt ICN for confections and general merchandise.

The ICN website is configured so that publishers cannot access the strategically sensitive information of other publishers and retailers. Retailers and publishers can also exchange information and conduct transactions on the Internet site without compromising their sensitive, proprietary information. PIN can also be accessed through ICN.

We receive annual fees from each publisher that subscribes to ICN. We also receive fees from publishers for advertising, promotions and special programs on ICN. Since its launch in January 1999, we have signed up over 90 retailer subscribers, including Ames Department Stores, Eckerd, Kmart, Southland 7-Eleven, W.H. Smith and Wegman's Food Markets and 15 publishers, including American Media, Hearst Distribution Group Magazines, Time Distribution Services, Times Mirror and Time Warner. Because of its recent introduction, we received no revenues from ICN in fiscal 1999.

Front-End Management. We help retailers to increase sales and incentive payment revenues by reconfiguring and designing front-end display racks, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We also help our retailer clients to develop specialized marketing and promotional programs, which may include, for example, special mainline or checkout displays and cross-promotions of magazines and products of interest to the readers of these magazines.

To further enhance our front-end management service capabilities, we recently developed our SourcePro software. SourcePro is a three dimensional fixture design system that analyzes the retailer's store layout, customer traffic patterns and available front-end merchandising alternatives to develop an appropriate checkout display configuration.

We introduced front-end management in July 1997 with a contract to manage the front-end of approximately 2,200 Kmart stores. The number of stores for which we provide front-end management services has grown substantially, and involves arrangements with many prominent retailers, including Eckerd, Fleming, Kmart, Southland 7-Eleven, SuperValu and Wegman's Food Markets.

Front-end management services accounted for approximately 6.5% of our fiscal 1999 revenues on a pro forma basis. We believe our recent acquisitions of four manufacturers of front-end display racks will enable us to expand our front-end management business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent and Pending Acquisitions."

Front-End and Point-of-Purchase Display Rack Manufacturing

We design, manufacture and deliver custom front-end and point-of-purchase displays for both retail store chains and product manufacturers, including A&P, American Stores, Food Lion, Kmart and Winn Dixie. For many of our retail store accounts, we also invoice vendors for rack costs and coordinate the collection of payments on these invoices. We believe that display rack manufacturing strengthens our ability to provide front-end management services, and in many cases it is provided as part of our front-end management services. We also believe that manufacturing display racks increases our access to information about sales of magazines and other products from retail checkout areas, which enhances our ability to provide PIN and ICN.

Our manufacturing process typically begins when a retail store chain contacts us to design a display for its stores. We create a computer model of the display based on the retailer's specifications, from which a prototype is created and presented to the retailer for its examination. We then work together with the retailer to finalize the design of the display and negotiate a price per display. All of our front-end display racks are manufactured to customer specifications.

We design, manufacture and coat each pocket, shelf and other component of a display unit separately and then assemble these components to create the finished display. We believe that our component-oriented manufacturing process enables us to produce our displays more quickly and efficiently and with a higher standard of quality than if we used a unit-oriented process.

Materials used in manufacturing our racks include wire, metal tubing and paneling. At our five manufacturing locations, we cut, shape, bend and weld wire, tubing and metal paneling and paint and assemble the finished product. We use a just-in-time inventory practice. This reduces our requirements to carry inventories of raw materials, which in turn improves our cash flow.

Display rack manufacturing accounted for approximately 57.6% of our fiscal 1999 revenues on a pro forma basis.

MARKETING AND SALES

We market our services and display racks through our own direct sales force. Our sales group consists of four divisional vice presidents and 13 regional managers. We have integrated our marketing efforts for our traditional information and management services with our display rack manufacturing. We market our services primarily through direct contact with clients and prospective clients. We also market our services at industry trade shows and through trade publications.

Each of our managers is assigned to a specific geographic territory and is responsible for the preparation of quotations, program presentations and the general development of sales, as well as maintenance of existing accounts, within his or her territory. Our regional managers maintain frequent contact with our clients in order to provide them with a high level of service and react quickly to their needs.

COMPETITION

Competition among providers of many of our services, particularly the processing of incentive payment claims, is intense. We have a substantial number of direct competitors for our claims submission program, all of which are closely-held private companies. We believe there is no significant competition for PIN and ICN. Information contained in PIN and ICN could be obtained from other sources, although we believe this would be at greater expense to the user and that it would take substantially more time to collect.

We compete with five other manufacturers in the front-end display rack manufacturing business. One of those competitors has substantially greater financial resources than we do. There also are a substantial number of competitors in the point-of-purchase display rack business, many of which are national in scope and have a substantially larger market share, greater name recognition in this industry segment and substantially greater financial resources than we do. However, the total market for point-of-purchase display racks is much larger than the market for front-end display racks and therefore can support a larger number of manufacturers.

We believe that the principal competitive factors in the retail information industry include access to information, technological support, accuracy, system flexibility, financial stability, customer service and reputation. In addition to financial stability, customer service and reputation, we believe that product quality, timeliness of delivery and, to a lesser extent, price are competitive factors in the display rack manufacturing business. We believe we compete effectively with respect to each of the above factors.

INFORMATION SYSTEMS; INTELLECTUAL PROPERTY

Software used in connection with our claims submission program and in connection with PIN and ICN, as well as our SourcePro software, was developed specifically for our use by a combination of in-house software engineers and outside consultants. We believe that certain elements of all three of these software systems are proprietary to The Source. Other portions of these systems are licensed from the third party, MJ Systems, that helped to design the system. We also receive systems service and upgrades under the license.

We have filed provisional applications with the U.S. Patent Office for patent protection for our ICN program and intend to seek patent protection for our SourcePro and PIN innovations. Certain aspects of our ICN, SourcePro and PIN innovations also have copyright protection.

EMPLOYEES

As of January 31, 1999, we employed 497 persons, of whom 489 were employed on a full-time basis and eight were employed on a part-time basis. Of such persons, 62 were engaged in administrative activities and 82 were engaged in sales, customer support and data processing. The remaining employees were engaged in manufacturing activities.

Of the employees at our Brooklyn, New York facility, 175 are represented by Local 810 of the Steel, Metal, Alloys and Hardware Fabricators of the International Brotherhood of Teamsters under a collective bargaining agreement expiring on September 30, 1999. Of the employees at our Philadelphia, Pennsylvania facility, 90 are represented by Local 837 of the Teamsters Union under a collective bargaining agreement expiring on December 31, 2000. We consider our employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

We conduct our business from over twenty manufacturing, data processing, office and warehouse facilities. All of our manufacturing and warehouse facilities are used by our manufacturing segment. Our office facilities are shared by our manufacturing and service segments. All of our owned facilities are subject to mortgages in favor of our lender.

             LOCATION                         DESCRIPTION                SIZE SQ. FT.      OWNED/LEASED
         ----------------                -------------------             ------------     -------------
         Jacksonville, FL                Manufacturing/Office               55,000              Leased
         Rockford, IL                    Manufacturing/Office              310,536              Owned
         St. Louis, MO                   Office                              8,050              Leased
         High Point, NC                  Data Processing/Office             22,000              Leased
         Fair Lawn, NJ                   Office                              2,771              Leased
         Brooklyn, NY                    Manufacturing/Office               92,000              Leased
         New York, NY                    Office                              1,900              Leased
         Philadelphia, PA                Manufacturing/Office              110,000              Owned

         Greenville, SC                  Manufacturing/Office               30,000              Leased

In addition, we have warehouse facilities in Florida, New Jersey and South Carolina and small offices in Pennsylvania, Ohio, Oklahoma, Texas and Ontario. We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

We are from time to time parties to various legal proceedings arising out of our businesses. We believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

From February 12, 1996 until June 12, 1998, our Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "SORC." Beginning June 12, 1998, our Common Stock has been quoted on the Nasdaq National Market under the symbol "SORC." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq SmallCap Market and the Nasdaq National Market, as applicable.

Fiscal 1998                                         High             Low
-----------                                         ----             ---
First Quarter                                       $3.48            $2.58
Second Quarter                                      $3.70            $1.20
Third Quarter                                       $4.75            $3.17
Fourth Quarter                                      $5.38            $3.56

Fiscal 1999                                         High             Low

First Quarter                                       $6.75            $5.13
Second Quarter                                      $8.00            $5.75
Third Quarter                                       $6.88            $5.00
Fourth Quarter                                      $12.38           $5.75

As of April 21, 1999, there were 95 holders of record of the Common Stock.

We have never paid dividends on our Common Stock. The Board of Directors presently intends to retain all of its earnings, if any, for the development of our business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon a number of factors, including among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors that the Board of Directors may deem relevant.

SALES OF UNREGISTERED SHARES

In January 1999, we issued shares of our Common Stock and of our Series A Convertible Preferred Stock to the former stockholders of two manufacturers of display racks that we have recently acquired as part of the consideration for such acquisitions. Based upon representations made by each of the stockholders, we believe each of them is an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). Each of the stockholders represented to us in writing that he was acquiring the shares for investment and agreed that the shares could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which, in the opinion of counsel acceptable to us, is exempt from the registration requirement. The certificates for the shares bear appropriate restrictive legends. We believe that the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof. The shares were issued as follows:

    a. 1,926,719 shares of Common Stock and 1,473,281 shares of Series A Convertible Preferred Stock to the three stockholders of U.S. Marketing Services, Inc. The shares of Preferred Stock have since been converted into an equal number shares of Common Stock;

    b. 164,289 shares of Common Stock to the former stockholder of Yeager Industries, Inc.

In February 1999, we issued shares of our Common Stock to the former stockholders of two manufacturers of display racks that we have recently acquired as part of the consideration for such acquisitions. Based upon representations made by each of the stockholders, we believe each of them is an "accredited investor" as that term is defined in Regulation D promulgated under the Act. Each of the stockholders represented to us in writing that he was acquiring the shares for investment and agreed that the shares could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which, in the opinion of counsel acceptable to us, is exempt from the registration requirement.

The certificates for the shares bear appropriate restrictive legends. We believe that the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof. The shares were issued as follows:

    a.  134,615 shares of Common Stock to the former stockholder of MYCO, Inc.;

    b. 285,714 shares of Common Stock to the five former stockholders of Chestnut Display Systems, Inc.

In August 1998, we issued a warrant to purchase 150,000 shares of Common Stock at $10 per share, beginning February 1, 1999, to Herbert A. Hardt. This warrant was issued pursuant to a consulting agreement under which Mr. Hardt will provide us with consulting services. The warrant, which was independently appraised, was valued at $37,500. The warrant contains vesting provisions which provided that the right to acquire shares subject to the warrant would vest 15,000 shares per quarter during each quarter of fiscal 2000 and 22,500 shares per quarter during each quarter of fiscal 2001. Expense will be recognized in relation to the vesting schedule. Mr. Hardt provided us with appropriate written investment representations and agreed that the shares could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which, in the opinion of counsel acceptable to us, is exempt from the registration requirement. The warrant also provides that any shares of our Common Stock issued upon exercise of the warrant will bear an appropriate legend restricting transfer. We believe the issuance of the warrant was and the issuance of Common Stock upon exercise of the warrant will be exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

In each of June 1998 and October 1997, we granted to Donald & Co. Securities, Inc. ("Donald") a warrant to purchase 200,000 shares of our Common Stock (400,000 shares in aggregate). The warrants were issued to Donald as underwriting compensation in connection with our offerings of Common Stock in June 1998 and October 1997, respectively. The exercise prices of the warrants are $8.40 and $4.80 per share, respectively. The warrants contain appropriate investment representations and restrictions on transfer, provide that the Common Shares underlying the warrants will contain similar restrictions, and we believe the issuances of the warrants were and the issuances of the Common Stock upon exercise will be exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

Between March 1996 and July 1997, we issued an aggregate of 15,600 shares of our convertible Preferred Stock and warrants to purchase an aggregate of 14,917 shares of our Common Stock in "offshore transactions" as defined in Rule 902 of Regulation S to two entities which are not "U.S. persons" as defined in Rule 902 of Regulation S promulgated under the Act. In July 1997, we issued warrants to purchase an aggregate of 310,709 shares of our Common Stock to the same two offshore entities. One of these entities, Cameron Capital Ltd., was the beneficial owner of more than 5% of our outstanding Common Stock at the time of certain of these transactions. Each of the purchasers gave appropriate investment representations, and the certificates for the securities (including the warrants) bear appropriate restrictive legends as required by Regulation S. We believe the transactions were exempt from the registration requirements of the Act pursuant to Regulation S promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We derive our revenues from (1) providing information and management services for retail magazine sales to U.S. and Canadian retailers and magazine publishers and (2) manufacturing display racks used by retailers at checkout counters. We recently have expanded upon our experience with retail magazine sales to provide similar information and services to confectioners and general merchandise vendors for products sold at checkout counters.

During fiscal 1999, approximately 80.9% of our service revenues were derived from fees earned in connection with the collection of incentive payments under either our Claims Submission Program or our Advance Pay Program. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Claims Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we pay participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

Under both the Claims Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. Our allowance for doubtful accounts has to date been approximately 2% of accounts receivable. This amount has been adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

PIN revenues consist of subscription fees. Subscribers to PIN pay for their subscriptions on a quarterly basis. Subscriptions have an initial term of one year and are automatically renewed for successive one-year terms unless earlier terminated. PIN revenues are recognized ratably over the subscription term. Commencing in fiscal 2000, we will begin to receive fees from each publisher that subscribes to ICN. These fees will be recognized ratably over the annual subscription term. We will also receive fees from publishers for advertising, promotions and special programs on ICN.

Front-end management revenues are generally recognized as services are performed, or in accordance with applicable contract terms. Front-end management revenues fluctuate as a result of various factors, including the number and scope of reconfiguration programs undertaken by our retailer clients and the timing of shipments by display rack manufacturers.

Historically, as part of our front-end management services, we reconfigured, designed and arranged for the manufacture of display racks for many of our customers. Since January 1999, we acquired four manufacturers of front-end and free-standing point-of-purchase display racks. Manufacturing display racks in our own facilities allows us to be a full-service provider of management services for the front-end of a customer's store. Beginning in fiscal 2000, manufacturing will account for a substantial increase in revenues, although services are expected to contribute a disproportionate portion of our gross profits.

We intend to increase the operating margins in our manufacturing segment by consolidating duplicative administrative functions, through increased purchasing power, by using more efficient manufacturing methods in our acquired facilities and by more efficiently utilizing plant capacities.

We generally recognize manufacturing revenues as products are shipped to customers. When we receive payment prior to shipment, we record the amount as deferred revenues and recognize the amount as revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. In this case revenue is recognized when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the products are segregated from other goods. In our manufacturing segment, we also receive trucking revenues for transporting racks, warehousing revenues for storing racks, and consulting revenues for providing consulting service relating to such manufacturing. We generally recognize trucking revenues as shipments are completed. Consulting and warehousing revenues are recognized when services are rendered.

Cost of revenues generally includes personnel costs, including in some cases the cost of independent contractors. For manufacturing, cost of revenues also includes the cost of materials and supplies directly used in the completion of display racks. Cost of service revenues is an allocation of operating costs and is not separately analyzed by management primarily because operating costs do not vary significantly with revenues.

Selling, general and administrative expense includes corporate overhead, project management, management information systems, executive compensation, human resource expenses and finance expenses.

Beginning in fiscal 2000, manufacturing will account for a substantial increase in our cost of revenues due to both the cost of materials and supplies used in manufacturing and substantially increased personnel costs relating to our manufacturing facilities. Selling, general and administrative expenses also will increase substantially due to the increased scope of our operations beginning in fiscal 2000.

RECENT AND PENDING ACQUISITIONS

Since January 7, 1999, we acquired the following companies. Each of the acquisitions was accounted for as a purchase. A portion of the cash component of the acquisition prices was funded by a temporary increase in our revolving credit facility, which was converted into a $15.0 million term loan in March 1999.

    - U.S. MARKETING SERVICES, INC. U.S. Marketing is the parent of Brand Manufacturing Corporation, a manufacturer of front-end display racks with manufacturing facilities in Brooklyn, New York and a warehouse and distribution facility in New Jersey. Through its affiliates, Brand also provides trucking and freight services and removes and disposes of display racks no longer required by our customers. We acquired U.S. Marketing in January 1999 for 1,926,719 shares of our common stock and 1,473,281 shares of our Class A Convertible Preferred Stock, valued at the time of the acquisition at $26.3 million in total. The Class A Convertible Preferred Stock was converted into an equal number of shares of common stock on March 30, 1999.

    - YEAGER INDUSTRIES, INC. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania. We purchased the assets of Yeager and assumed its operating liabilities in January 1999 for $2.3 million in cash and 164,289 shares of our common stock, valued at the time of the acquisition at $1.2 million. The purchase price may be increased by up to $500,000, depending upon Yeager's performance during fiscal 2000 and 2001.

    - MYCO, INC. MYCO is a Rockford, Illinois manufacturer of front-end display racks. We purchased the assets and assumed the operating liabilities of MYCO in February 1999 for $12.0 million in cash and 134,615 shares of our common stock, valued at the time of the acquisition at $875,000. We also assumed MYCO's industrial revenue bond indebtedness of $4.0 million and repaid MYCO indebtedness of $1.5 million. The purchase price may be increased by up to an additional 250,000 shares of our common stock depending on MYCO's performance in the twelve months following the acquisition.

    - CHESTNUT DISPLAY SYSTEMS, INC. Chestnut manufactures front-end display racks from facilities in Greenville, South Carolina and Jacksonville, Florida. We purchased the assets and assumed the operating liabilities of Chestnut Display Systems, Inc. and its affiliate, Chestnut Display Systems (North), Inc. in February 1999 for $3.6 million in cash and 285,714 shares of our common stock, valued at the time of the acquisition at $1.8 million. The purchase price for Chestnut may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid 50% in cash and 50% in shares of our common stock. The number of shares will be calculated using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share.

    - PROMARK. We purchased the assets and assumed the operating liabilities of 132127 Canada Inc., known as ProMark, in March 1999. ProMark is a Canadian corporation headquartered in Toronto which provides rebate and information services to retail customers throughout Canada. ProMark strengthens our ability to obtain information about retail sales from checkout areas in Canada. We paid a cash purchase price of Cdn$1.5 million for ProMark.

    - AARON WIRE AND METAL PRODUCTS, LTD. Aaron Wire manufactures front-end display racks from its facilities in Vancouver, British Columbia. In March 1999, we signed a letter of intent to purchase the stock of Aaron Wire for approximately Cdn$2.4 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                                     Fiscal Year Ended January 31,
                                                              -----------------------------------------
                                                               1999                              1998
                                                               ----                              ----
Service Revenues                                                67.4%                            100.0%

Manufacturing Revenues                                          32.6%                                -%

Total Revenues                                                 100.0%                            100.0%

Cost of Service Revenues                                        31.6%                             49.7%

Cost of Goods Sold                                              21.8%                                -%

Gross Profit                                                    46.6%                             50.3%

Selling, General and Administrative Expense                     14.0%                             19.9%
                                                                -----                             -----

Operating Income                                                32.6%                             30.4%

Interest, Net                                                  (1.4)%                            (5.9)%

Other Income (Expense), Net                                    (0.2)%                            (0.7)%
                                                               ------                            ------

Income Before Income Taxes                                      31.0%                             23.8%
                                                                -----                             -----

Net Income                                                      18.3%                             13.5%
                                                                =====                             =====


SERVICE REVENUES

Services, which include the Claims Submission Program, Advance Pay Program, PIN and Front-End Management, accounted for approximately 67.4% and 74.4% of our revenues and operating income, respectively, for fiscal 1999. Because of its recent introduction, we received no revenues from ICN in fiscal 1999.

Service revenues increased to $14.2 million in fiscal 1999 from $11.8 million in fiscal 1998, an increase of 20.3%. Increased retailer participation in the Advance Pay Program and the acquisition of Periodical Concepts ("PC2") contributed to the increase. Claims Submission Program, Advance Pay Program and PIN revenues increased approximately $1.7 million, or 16.8%, over the prior year. Front-end management revenues increased from $1.5 million in the prior year to $2.2 million in the current year, or 46.9%. This was due to an increase in the number of reconfiguration programs that we undertook on behalf of our retailer clients.

MANUFACTURING REVENUES

On January 7, 1999, we acquired Yeager and U.S. Marketing. Results of operations for both companies have been included in our consolidated financial statements since the date of acquisition. Manufacturing display racks accounted for approximately 32.6% and 25.6% of our revenues and operating income, respectively, for fiscal 1999. Manufacturing revenues were $6.9 million in fiscal 1999. There were no manufacturing revenues in the prior fiscal year.

MYCO and Chestnut will be included in our results of operations beginning in fiscal 2000.

GROSS PROFIT

Gross profit increased to $9.8 million in fiscal 1999 from $5.9 million in fiscal 1998, an increase of approximately $3.9 million, or 65.4%. Approximately $2.3 million of the increase in gross profit was due to our recently acquired manufacturing subsidiaries. The remaining $1.6 million increase was attributable to our service segment. Gross margin of the service segment increased slightly to 53.2% in fiscal 1999 from 50.3% in fiscal 1998. The improved service segment gross margin was due in large part to a 20.3% increase in service revenues without a corresponding increase in employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $2.9 million in fiscal 1999 from $2.3 million in fiscal 1998, an increase of $600,000, or 25.5%. Of the total, approximately $502,000 was attributable to the recently acquired manufacturing subsidiaries. The remaining $97,000 increase was attributable to the services segment. Overall, selling, general and administrative expense as a percentage of revenues decreased from 19.9% in fiscal 1998 to 14.0% in fiscal 1999.

OPERATING INCOME

Operating income increased to $6.9 million in fiscal 1999 from $3.6 million in fiscal 1998, an increase of $3.3 million, or 91.7%. As a percentage of revenues, operating income increased to 31.0% in fiscal 1999 from 23.9% in fiscal 1998. Of the $3.3 million increase, approximately $1.8 million was attributable to the recently acquired manufacturing subsidiaries. Approximately $1.5 million was attributable to the services segment. The significant increase in operating income from the services segment was primarily a result of higher gross profits and stable selling, general and administrative expenses during fiscal 1999.

INTEREST EXPENSE

Interest expense decreased $383,000, principally due to the repayment of borrowings with cash generated by our Common Stock offerings in October 1997 and June 1998.

INCOME TAX EXPENSE

The effective income tax rates for fiscal years 1999 and 1998 were 40.8% and 43.7%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the service segment are for funding the Advance Pay Program and for meeting general working capital requirements. Our primary cash requirements for the manufacturing segment are for purchasing materials and the cost of labor incurred in the manufacturing process. Historically, we have financed our business activities through cash flows from operations, short-term borrowings under available lines of credit and through the issuance of equity securities.

Net cash provided by operating activities was $3.1 million for fiscal 1999 compared to net cash used by operating activities of $5.5 million for fiscal 1998. The manufacturing segment contributed $2.7 million to cash provided by operations in fiscal 1999.

Net cash used in investing activities was $5.5 million in fiscal 1999 and $700,000 in fiscal 1998. The increase is due primarily to the acquisitions during fiscal 1999. Net cash provided by financing activities was $3.1 million in fiscal 1999 and $6.0 million in fiscal 1998.

Our service business has not required significant capital expenditures. As a result, at January 31, 1999, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2000.

At January 31, 1999, we had total deferred tax assets of $255,000 and total deferred tax liabilities of $966,000, resulting in a net deferred tax liability of $711,000. This liability is due to the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. We intend to obtain the funds necessary to satisfy this tax obligation from cash flows from operations.

At January 31, 1999, our total long-term debt obligations were approximately $3.5 million. In March 1999, we amended and restated our credit agreement with Wachovia Bank, N.A. to provide for a $15.0 million term loan and a

$15.0 million revolving credit facility. Proceeds of the term loan, which were received on March 31, 1999, were used to fund our recent acquisitions and borrowings under the revolving credit facility were used for general corporate purposes, including funding our Advance Pay Program. The credit agreement is secured by an interest in substantially all of our assets. Principal on the term loan is payable in twelve consecutive quarterly installments beginning on August 1, 1999, with the final payment due May 1, 2002. The first quarterly payment amount is $900,000. Quarterly installments increase by $350,000 each August 1st. For the term loan, the interest rate will be periodically adjusted based on various interest rate calculation formulas that we can choose from. At April 29, 1999, the interest rate for the term loan was 7.4388%.

At April 29, 1999,we had approximately $3.9 million of availability under the revolving credit facility. The revolving credit facility bears interest at a variable rate based on the London Interbank Offered Rate and carries a facility fee of 0.375% per annum on the average daily balance of the unused portion. The revolving credit facility has no termination date, although Wachovia Bank has the right to terminate the facility upon not less than thirteen (13) months prior written notice. We believe that Wachovia will not terminate this arrangement in the foreseeable future. However, should Wachovia terminate the credit facility, we would be required to use funds from operations, obtain other financing or issue equity securities to repay the debt. If we were unable to obtain alternative financing, our ability to fund the Advance Pay Program would be substantially curtailed.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios, (ii) restrictions on our ability to make capital expenditures exceeding $1.5 million in any fiscal year and (iii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

In April 1999, we entered into an agreement to purchase our leased facility in High Point, North Carolina for $1.8 million. Wachovia Bank, N.A. has committed to provide funds for the purchase either through an increase in the existing credit facility or a separate real estate loan.

In April 1999, we filed a registration statement with the Securities and Exchange Commission covering 4,600,000 shares of our common stock, of which 3,000,000 shares would be sold by us and 1,000,000 shares would be sold by some of our stockholders in an offering underwritten on a firm commitment basis. The selling stockholders have also granted the underwriters an option to purchase up to 600,000 additional shares to cover over-allotments. If the offering is consummated, we intend to use the estimated $33.8 million net proceeds (after underwriting discounts and other expenses of the offering and based on a proposed offering price of $12.25 per share) to repay outstanding balances under our term loan and revolving credit facility with Wachovia Bank, N.A., to purchase the North Carolina facility (or repay funds borrowed for the purchase) and to fund general corporate purposes, including our Advance Pay Program. The revolving credit facility would remain in place after the offering.

We believe that our cash flow from operations together with our revolving line of credit and the proceeds from our proposed common stock offering will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future. However, if the proposed common stock offering is not consummated, we may need to seek additional debt or equity financing, which may or may not be available, to fund anticipated growth, particularly of our Advance Pay Program.

NEW ACCOUNTING STANDARDS

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999, but had no "other" comprehensive income items for the years presented in the statements of income or accumulated as of the balances sheet dates presented.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. See Note 16.

SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expenses as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will have no material effect on the financial statements.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the results of operations, financial position or cash flows.

YEAR 2000 COMPLIANCE

Most of our services rely on computer technology. Since early 1997, we have been analyzing all of our information and data systems for possible Year 2000, or Y2K, problems.

- Our Claims Submission Program software was developed with a third party. The software has been reviewed and modified for Y2K problems. Initial Y2K compliance testing was completed in February 1999. All problems detected during these tests have been corrected. Follow-up testing is expected to be completed by the end of October 1999.

- Our Advance Pay Program involves transporting data on rebate claims into an "off-the-shelf" Microsoft Excel 97 software program. Microsoft Excel reformats the data to determine the amount of the advance payments to our retailer customers. Microsoft Excel 97 has been declared Y2K compliant by the vendor. This is consistent with our internal testing results.

- Our PIN Program was developed by our internal programming staff. This system was developed with Microsoft Visual Foxpro version 6.0, which has been declared Y2K compliant by the vendor. We have not detected and do not expect to encounter any significant Y2K problems with this program. Testing of this program is expected to be completed by the end of October 1999.

- Our ICN website was also developed by an internal programming staff using Web Connects Software from WestWind Corporation. This software has been declared Y2K compliant by the vendor. Background databases are programmed in Microsoft Visual Foxpro version 6.0, which has also been declared Y2K compliant by the vendor. This system utilizes a 4-digit date field. We therefore do not anticipate any significant Y2K problems with ICN. Testing of this program is expected to be completed by the end of October 1999.

- Our Front-end Management Services software was developed by a third party software developer. The program was developed with MacroMedia Director software, which has been declared Y2K compliant by the vendor. We have been informed by the developer that our customized Front-end Management Services software package is Y2K compliant.

- Our Display Rack Manufacturing subsidiaries were acquired within the past four months. We are still in the process of collecting data to verify Y2K compliance issues which may affect these subsidiaries. We intend to complete our Y2K assessment of our manufacturing affiliates by the end of July 1999 and to then commence any required remediation work. Our preliminary findings indicate that at least some of our manufacturing operations are not currently Y2K compliant. Yeager's accounting software is not in compliance with Y2K, but we intend to remedy this problem prior to December 31, 1999. In addition, certain of our manufacturing subsidiaries' payroll and billing software is not Y2K compliant. We intend to either replace or upgrade this software before the end of 1999. We will continue to assess the Y2K compliance status of our manufacturing operations and believe these operations will be substantially Y2K compliant by the end of 1999. We do not expect any material problems with our manufacturing operations in the event they are not fully Y2K compliant.

We completed our Y2K survey of our computer hardware equipment in early 1999 and we have completed upgrading ,with software provided by vendors at no cost, equipment that was identified as being noncompliant. We currently do not anticipate any significant Y2K problem with our hardware.

We are communicating with our outside trading partners in order to assess their Y2K readiness. While there can be no assurance that such outside parties will be Y2K compliant, we believe that most of the third parties upon whom we are dependent expect to be Y2K compliant before the end of 1999. Based on information already gathered from these parties, we do not presently have reason to believe that there will be significant Y2K problems with these third parties that would impair our normal operations. We have also communicated with our suppliers of non-information technology operations and services (such as electricity and telecommunications providers). Based on these communications, we do not presently have reason to believe that there will be significant Y2K problems involving these third parties that would materially impair our operations.

We believe that the most reasonably likely worst-case scenario due to our internal and third party external systems not being Y2K compliant would be the inability to perform the above-described services in the most time-efficient manner and thereby meet client deadlines. We depend on data from third parties (e.g. wholesalers, publishers and retailers) in order to process information from and for our clients. If the third parties have problems supplying data to us, then deadlines for our clients may not be met. If our internal systems are not Y2K compliant, information received from third parties cannot be processed in a timely manner. This could also lead to missed deadlines, which could have a negative impact on our relationships with our customers and a material and adverse effect on our financial condition and results of operations.

Currently, we have no Y2K contingency plan. A contingency plan will be developed upon completion of all system testing and is expected to be finalized by the end of the third quarter of 1999.

We have incurred expenses of less than $10,000 to date for Y2K testing and remediation. We do not anticipate incurring any significant additional expenses in connection with our remaining Y2K compliance efforts, and we have not included any expenditures for Y2K compliance in our budget. However, there can be no assurance that our additional expenses, in particular in connection with our manufacturing operations, will not be significant.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements of the Company are included herein as a separate section of this statement which begins on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                                        Age      Position

S. Leslie Flegel                            61       Director, Chairman and Chief Executive Officer

Richard A. Jacobsen                         43       Director, Vice-Chairman and Chief Operating Officer

William H. Lee                              48       Director,  Chairman of the  Executive  Committee  and
                                                     Chief Administrative Officer

James R. Gillis                             46       President

Dwight L. DeGolia                           54       Executive Vice President, Special Projects

W. Brian Rodgers                            33       Secretary and Chief Financial Officer

Jason S. Flegel                             33       Executive Vice President, Information Services

Stephen E. Borjes                           48       President - Display Group

Robert O. Aders                             71       Director

Timothy A. Braswell                         70       Director

Harry L. "Terry" Franc, III                 63       Director

Aron Katzman                                61       Director

Randall S. Minix                            49       Director

The Board consists of eight members, each of whom serves in that capacity for a three year term or until a successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board. Our Articles of Incorporation and By-Laws provide for three classes of directorships serving staggered three year terms such that one class of the directors is elected at each annual meeting of stockholders. The terms of Messrs. Katzman and Minix will continue until the 1999 annual meeting of stockholders, the terms of Messrs. Braswell, Franc and Jacobsen will continue until the 2000 annual meeting of stockholders and the terms of Messrs. Aders, Flegel and Lee will continue until the 2001 annual meeting of stockholders.

Each of the executive officers is a full-time employee of The Source. Non-employee directors of The Source devote such time to the affairs of The Source as is necessary and appropriate. Set forth below are descriptions of the backgrounds of the executive officers and Directors of The Source:

S. Leslie Flegel has been the Chairman of the Board of Directors and Chief Executive Officer of The Source since its inception in March 1995. For more than 14 years prior thereto, Mr. Flegel was the principal owner and Chief Executive Officer of Display Information Systems Company, a predecessor of The Source. S. Leslie Flegel is the father of Jason S. Flegel, The Source's Executive Vice President, Information Services.

Richard A. Jacobsen was elected a Director in March 1999 and became Vice Chairman and Chief Operating Officer in April 1999. Prior thereto, he was President of Time Distribution Services from 1995 until April 1999; he served Time Distribution Services in various executive capacities since 1981. He is a member of the Board of Directors of the International Periodical Distributors Association, Chairman of the Magazine Publishers Association Retail Advisory Council and a member of the American Magazine Conference Planning Committee.

William H. Lee has been a director of The Source since its inception in March 1995 and has been Chief Administrative Officer since March 1999. Prior thereto, Mr. Lee was President and Chief Operating Officer since The Source's inception. For approximately 14 years prior thereto, Mr. Lee was the principal owner and Chief Executive Officer of Periodical Marketing and Management, Inc., a predecessor of The Source.

James R. Gillis has served as President of The Source since December 1998. Prior thereto, he served as the President of Brand Manufacturing Corporation from September 1995. Prior to joining Brand, Mr. Gillis was a partner in the Aders-Wilcox-Gillis Group, which advised supplier companies on industry retailers worldwide. Mr. Gillis is a member of the Board of Directors of Broadband Sports, Inc.

Dwight L. DeGolia has served as Executive Vice President of The Source since its inception in May 1995. For more than ten years prior thereto, Mr. DeGolia served as Executive Vice President of Sales and Marketing for Display Information Systems Company. From 1986 to 1993, Mr. DeGolia also served as a director of Advanced Marketing Services, a leading supplier of books to wholesale clubs.

W. Brian Rodgers has served as Secretary and Chief Financial Officer since October 1996. Prior to joining The Source, Mr. Rodgers practiced for seven years as a Certified Public Accountant with BDO Seidman, LLP.

Jason S. Flegel has served as Executive Vice President, Information Services since March 1999. Prior thereto, he served as Senior Vice President of RDA Operations since June 1996, and since The Source inception in March 1995, he served as Vice President -- Western Region. For more than two years prior thereto, Mr. Flegel was an owner and the Chief Financial Officer of Display Information Systems Company. Jason S. Flegel is the son of S. Leslie Flegel.

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

Robert O. Aders was elected a director in March 1999. He is Chairman and Chief Executive Officer of the Advisory Board, Inc. (an international consulting organization) and a member of the Board of Directors of Food Marketing Institute, where he served from its founding in 1976 until his retirement in 1993. He is also counsel to Collier, Shannon, Rill & Scott (a Washington, D.C. law firm). Mr. Aders was the Acting Secretary of Labor in the Ford administration, is a former advisor to the White House Office of Emergency Preparedness and has served on the U.S. Wage and Price Commission and as a Vice Chairman of the National Business Council for Consumer Affairs. From 1970 to 1974, Mr. Aders was Chairman of the Board of the Kroger Company, where he served in various executive positions beginning in 1957. He is currently a trustee of the National Urban League. He also is a director of Association International Distribution Alimentares (Belgium), the Association of Latin American Supermarkets, a Fellow of the Institute of Grocery Distribution (U.K.) and a member of the International Self Service Organization (Germany). In addition, he is a director of Checkpoint Systems, Inc., a company listed on the New York Stock Exchange, Coinstar, a company listed on Nasdaq and Telepanel, a company listed on Nasdaq.

Timothy A. Braswell has been a director of The Source since it commenced operations in May 1995. He established Braswell Investment Company, a consultant and broker of wholesale magazine businesses in 1994 and is its owner. Prior to that time, Mr. Braswell was the principal owner and chief executive officer of City News Co. and Dixie News, each of which is a wholesale periodical company.

Harry L. "Terry" Franc, III, has been a director of The Source since it commenced operations in May 1995. Mr. Franc is one of the founders of Bridge Information Systems, Inc. ("BIS"), a global provider of information services to the securities industry and of BIS's subsidiary, Bridge Trading Company ("BTC"), a registered broker-dealer and member of the New York Stock Exchange. Mr. Franc has been Executive Vice President of BTC for more than 20 years and for more than 20 years prior to 1995, served as a director and an Executive Vice President of BIS. Mr. Franc is a member of the National Organization of Investment Professionals and a director of P.J. Holdings, LLC.

Aron Katzman has served as a director of The Source since it commenced operations in May 1995. Until its sale in May 1994, Mr. Katzman served as the Chairman and Chief Executive Officer of Roman Company, a manufacturer and distributor of fashion custom jewelry. Mr. Katzman is a member of the board of directors of Phonetel Technologies and Southern Internet, Inc.

Randall S. Minix has served as a director of The Source since it commenced operations in May 1995. For more than five years, Mr. Minix has been the managing partner of Minix, Morgan & Company, L.L.P., an independent accounting firm headquartered in Greensboro, North Carolina.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has established an Audit Committee, a Compensation Committee, a Finance Committee and an Acquisition Committee. The duties and members of each of these committees are indicated below.

- The Audit Committee is comprised of two non-employee directors, presently Messrs. Minix and Katzman, and has the responsibility of recommending the firm that will serve as our independent auditors, reviewing the scope and results of the audit and services provided by our independent accountants and meeting with our financial staff to review accounting procedures and policies.

- The Compensation Committee is comprised of three non-employee directors, presently Messrs. Katzman, Braswell and Franc, and has been given the responsibility of reviewing our financial records to determine overall compensation and benefits for executive officers and to establish and administer the policies which govern employee salaries and benefit plans.

- The Finance Committee is comprised of two directors, Messrs. Franc and Katzman. The Finance Committee has been given the responsibility of monitoring our capital structure, reviewing available alternatives to satisfy our liquidity and capital requirements and recommending the firm or firms which will provide investment banking and financial advisory services to us.

- The Acquisition Committee is comprised of three directors, presently Messrs. Franc, Braswell and Katzman, and has been given the responsibility of monitoring our search for attractive acquisition opportunities, consulting with members of management to review plans and strategies for the achievement of our external growth objectives and recommending the firm or firms that will serve as advisors to us in connection with the evaluation of potential business combinations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, two persons, Messrs. Gillis and Aders, failed to timely file a Form 3, Initial Statement of Beneficial Ownership of Securities. Three persons, Messrs. Katzman, Watkins and Franc, failed to timely file Form 4, Statement of Changes in Beneficial Ownership. Six persons, Messrs. Leslie Flegel, Lee, Watkins, DeGolia, Rodgers and Jason Flegel failed to timely file a Form 5, Annual Statement of Changes in Beneficial Ownership. All such reports have since been filed.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                                             SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM
                                                               COMPENSATION
                                                               ------------

                                                                SECURITIES
  NAME OF PRINCIPAL        FISCAL                               UNDERLYING          OTHER ANNUAL           ALL OTHER
      POSITION              YEAR   SALARY ($)     BONUS ($)     OPTIONS (#)        COMPENSATION($)    COMPENSATION(1)($)
--------------------       -----   ----------    ----------   ------------------  ----------------    ------------------
S. Leslie Flegel            1999    $260,857     $  23,795       360,000              $ 16,188              $5,450
  Chief Executive           1998     255,000        96,300        89,256                16,550               9,093
  Officer                   1997     227,500       176,398            --                21,531               9,093
William H. Lee              1999    $246,430     $  23,795            --              $ 12,109              $3,056
  Chief Administrative      1998     245,494        70,382        49,091                 9,573               3,056
  Officer                   1997     224,830        30,000            --                10,888               3,056
Dwight L. DeGolia           1999    $175,000     $      --        40,000              $ 11,699              $3,553
  Executive Vice            1998     150,000        29,200        10,909                10,777                  --
  President,                1997     140,000         4,773            --                11,223                  --
  Special Projects
Stephen E. Borjes(2)        1999    $140,000     $      --        40,000              $  6,790                  --
  President-- Display       1998      26,667         8,333            --                 2,000                  --
  Group                     1997          --            --            --                    --                  --
Jason S. Flegel             1999    $112,500     $      --        10,000              $  7,005              $  381
  Executive Vice            1998     100,000         9,600         9,091                 6,205                 381
  President,                1997      90,000            --            --                 5,266                 381
  Information
  Services

----------

(1) In fiscal 1999, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. S. Leslie Flegel, Lee DeGolia, Borjes and Jason Flegel was $5,450, $3,056, $3,553, $0 and $381. In fiscal 1998, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. S. Leslie Flegel, Lee, DeGolia, Borjes and Jason Flegel was $9,093, $3,056, $0, $0 and $381, respectively. In fiscal 1997, such cost to The Source was $9,093, $3,056, $0, $0 and $381, respectively.

(2) Since February 1999, Mr. Borjes has been Vice President, Database Operations of The Source.


                       OPTIONS GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                             Number of Securities      % of Total Options           Exercise or
                              Underlying Options      Granted to Employees          Base Price               Expiration
           Name                    Granted #             in Fiscal Year               ($/Sh)                    Date
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------

S. Leslie Flegel                  360,000(1)                   35%                     $5.13                   2-01-08
William H. Lee                         -                        -                        -                        -
Dwight L. DeGolia                  10,000(2)                    1                      5.13                    2-01-08
Dwight L. DeGolia                  30,000(3)                    3                      5.00                   10-07-08
Stephen E. Borjes                  20,000(3)                    2                      5.00                   10-07-08
Stephen E. Borjes                  20,000(4)                    2                      6.63                    4-30-08
Jason S. Flegel                    10,000(5)                    1                      5.00                   10-07-98
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------

(1) Options were granted February 2, 1998 and vest in four equal annual installments.
(2) Options were granted February 2, 1998 and are exercisable immediately.
(3) Options were granted October 8, 1998 and vest in three equal annual installments.
(4) Options were granted May 1, 1998 and vest in five equal annual installments
(5) Options were granted October 8, 1998 and vest in five equal annual installments.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------

                                                                               Number of Unexercised    Value of Unexercised
                                                                              Options at Fiscal Year    In-the Money Options/
                                    Shares                                     End (#) Exercisable/    at Fiscal Year End ($)
                                  Acquired on                 Value                Unexercisable            Exercisable/
           Name                  Exercise (#)             Realized ($)                                      Unexercisable
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------

S. Leslie Flegel                       0                        0                29,752 / 419,504        251,851 / 2,301,901
William H. Lee                         0                        0                 16,364 / 32,727         122,157 / 244,307
Dwight L. DeGolia                      0                        0                 24,364 / 26,545         134,825 / 152,929
Stephen E. Borjes                      0                        0                 10,666 / 29,334         48,143 / 124,257
Jason S. Flegel                        0                        0                 5,636 / 13,455           38,265 / 83,031
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------

DIRECTOR COMPENSATION.

Under the Company's present policy, each director of the Company who is not also an employee receives $15,000 annually payable quarterly in either cash or shares Common Stock valued at 90% of market on the date of grant as of the payment date. Directors also annually receive options to purchase 3,000 shares of Common Stock at an exercise price equal to market on the date of grant. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board and its committees.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

In October 1997, we entered into separate employment agreements with S. Leslie Flegel, William H. Lee and W. Brian Rodgers, each of which expires January 31, 2000 and are subject to annual renewal thereafter. Under the employment agreements, Mr. Flegel will serve as the Chairman of the Board and Chief Executive Officer of The Source in exchange for annual base compensation of $255,000, Mr. Lee will serve as Chairman of the Executive Committee and Chief Administrative Officer of The Source in exchange for annual base compensation of $240,573, and W. Brian Rodgers will serve as Chief Financial Officer of The Source and receive annual base compensation of $100,000, subject to annual adjustment by the Compensation Committee of the Board (the "Base Compensation"). In the event the employment of any such person with The Source is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities thereof (a "Termination") within two years following a "Change of Control" (as defined in the employment agreement and which does not include this offering), the discharged person will be entitled to an additional bonus of 300% of his then current annual Base Compensation. Such person also will agree to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

In December 1998, we entered into an employment agreement with James R. Gillis, which expires January 31, 2001 (subject to renewal). The employment agreement provides that Mr. Gillis will serve as President of The Source and receive annual base compensation of $250,000, subject to annual adjustment by the Board. In addition, Mr. Gillis is entitled to receive an annual bonus of $50,000 for each of fiscal 2000, 2001 and 2002 if certain performance goals are met. The annual bonus amounts may increase if the performance of our front-end display rack manufacturers exceeds certain thresholds. However, under his employment agreement, Mr. Gillis is not entitled to an annual bonus of more than $250,000. In the event the employment of Mr. Gillis is terminated for reasons other than cause, permanent disability or death, Mr. Gillis will be entitled to receive the remainder of his base salary and benefits for the balance of the term of the agreement and a pro rata portion of his annual bonus for the year of termination. Mr. Gillis agreed to refrain from disclosing information confidential to The Source during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter.

In March 1999, we entered into an employment agreement with Richard A. Jacobsen, which expires January 31, 2004 (subject to renewal). Under his agreement, Mr. Jacobsen will serve as Vice Chairman and Chief Operating Officer of The Source and receive annual base compensation of $235,000 for fiscal 2000, $255,000 for fiscal 2001 and $275,000 for fiscal 2002. For fiscal 2003 and 2004, Mr. Jacobsen's salary will be determined by the Board, but it may not be less than $275,000. Mr. Jacobsen will also be entitled to receive an annual bonus equal to a percentage of our net income before taxes ranging from

0.69% to 2.7% if certain performance goals are met. Mr. Jacobsen will not be entitled to a bonus if our pre-tax net income is not at least 82% of our budgeted pre-tax net income. In connection with his employment by The Source, we made two loans to Mr. Jacobsen in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, will be forgiven over a 5-year term and Loan 2, including interest, will be forgiven over a 7-year term provided, in each case, that Mr. Jacobsen remains an employee of the Company. Under this employment agreement, Mr. Jacobsen also is entitled to receive payments compensating him for his annual tax liabilities in connection with forgiveness of the loans. In the event (1) the employment of Mr. Jacobsen is terminated for reasons other than for cause, permanent disability or death, (2) there occurs an assignment of duties or responsibilities inconsistent with Mr. Jacobsen's appointed positions or (3) there is a "Change of Control" (as defined in his employment agreement) (each of the foregoing being a "Termination"), Mr. Jacobsen will be entitled to receive his accrued but unpaid base salary, his base salary for the remainder of the term of the employment agreement, forgiveness of Loan 1 and Loan 2, immediate vesting of options granted to Mr. Jacobsen under the employment agreement and payment of a bonus in an amount equal to the greater of the annual bonus due in the year of termination or the annual bonus for the prior year. Under the agreement, Mr. Jacobsen agreed to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

Under the terms of a written agreement with us, Dwight L. DeGolia has agreed to refrain from disclosing information confidential to us or engaging directly or indirectly, in any activity which is competitive with our business during the term of his employment and for two years thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of April 16, 1999 concerning the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table contained in this Form 10-KSB, and (iii) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

                            Beneficial Ownership (1)

Name and Address
of Beneficial Owner                                           Number of Shares                              Percent
-------------------                                           ----------------                              -------
Jonathon J. Ledecky                                           3,140,000(2)                                     23.0%
  800 Connecticut Avenue NW, Suite 1111
  Washington, D.C.  20006

S. Leslie Flegel                                              1,373,774(2)(3)                                   9.9
  11644 Lilburn Park Road
  St. Louis, Missouri 63146

William H. Lee                                                  907,623(3)                                      6.6
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

A.G. Edwards & Sons, Inc.                                       832,225(4)                                      6.1
  One North Jefferson
  St. Louis, Missouri 63103

Timothy A. Braswell                                             339,644(3)(5)                                   2.5
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

Aron Katzman                                                    212,961(3)(5)                                   1.6
  10 Layton Terrace

  St. Louis, Missouri 63124

Jason S. Flegel                                                 139,405(3)                                      1.0
  711 Gallimore Dairy Road
  High Point, North Carolina  27265

James R. Gillis                                                 130,000                                           *
  711 Gallimore Dairy Road
  High Point, North Carolina  27265

Dwight L. DeGolia                                               121,468(3)                                        *
  11644 Lilburn Park Road
  St. Louis, Missouri 63146

Harry L. Franc, III                                              50,157(3)(5)                                     *
  19 Briarcliff
  St. Louis, Missouri 63124

Stephen E. Borjes                                                14,667(3)                                        *
  711 Gallimore Dairy Road
  High Point, North Carolina  27265

Randall S. Minix                                                 13,866(3)                                        *
  5502 White Blossom Drive
  Greensboro, North Carolina 27410

Robert O. Aders                                                   8,000(3)                                        *
  132 S. Delancey Place
  Atlantic City, NJ  08401

All directors and executive                                   3,322,595(2)(6)                                  23.7
officers as a group  (13 persons)

------------------------

         *Less than 1%

(1) Under the rules of the Commission, some of the shares of the Company's common stock which a person has the right to acquire within 60 days after April 16, 1999 in connection with the exercise of stock options and warrants are deemed to be outstanding for the purpose of computing beneficial ownership and the percentage of ownership of that person.
(2) S. Leslie Flegel and Jonathan J. Ledecky entered into a Voting Agreement on January 7, 1999, under which Mr. Ledecky granted a proxy to Mr. Flegel to vote his shares of common stock with regard to certain corporate matters. The number of shares shown for Mr. Flegel in the table does not include Mr. Ledecky's shares.
(3) Includes exercisable options to acquire shares of common stock in the following amounts per beneficial owner: S. Leslie Flegel - 180,754 shares; William H. Lee - 16,364 shares; Timothy A. Braswell - 3,000 shares; Aron Katzman - 3,000 shares; Jason S. Flegel - 5,636 shares; and Dwight L. DeGolia - 14,364 shares; Harry L. Franc, III - 3,000 shares; Stephen E. Borjes - 14,667; Randall S. Minix - 3,000 shares; and Robert O. Aders - 3,000 shares.
(4) This amount, as reflected on Schedule 13G filed on February 11, 1999, consists of sole voting power with respect to 455,475 shares, sole dispositive power with respect to 832,225 shares and no shared voting or dispositive power.
(5) Includes exercisable warrants to acquire shares of common stock in the following amounts per beneficial owner: Timothy A. Braswell - 40,180 shares; Aron Katzman - 40,180 shares; Harry L.
         Franc, III - 8,929 shares.
(6) Includes options and warrants to acquire 11,030 shares of common stock, excluded in the names indicated in the footnotes above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, we and our predecessors have engaged in various transactions with our directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning these transactions and relationships to the extent that they occurred during the past two fiscal years or which are presently proposed.

PREDECESSOR TRANSACTIONS

S. Leslie Flegel and Dwight L. DeGolia have from time to time received cash advances from The Source and one of its predecessors. The largest aggregate amount of advances outstanding at any time since February 1, 1997 was $270,675 and $22,093, respectively. All outstanding advances have been repaid in full.

On June 28, 1991, a predecessor of ours entered into a lease with 711 Gallimore Partnership in which William H. Lee, is a partner. Under the term of the lease, 711 Gallimore Partnership leases us office space in High Point, North Carolina. The lease currently provides for annual rent of $290,449 and expires in 2012. In fiscal 1998 and 1997, we paid 711 Gallimore Partnership $174,888 and $157,498, respectively, in rent.

We have reached an agreement to purchase the property that we lease from 711 Gallimore Partnership for $1.8 million in cash. Our Board appointed Timothy Braswell, an independent director, to negotiate this transaction on our behalf and, based on Mr. Braswell's recommendation, the Board believes the terms of the proposed purchase are fair to The Source.

COMPANY TRANSACTIONS

2532 Partnership, a North Carolina partnership in which Mr. Lee is a partner, has occasionally provided us with the use of an airplane. In fiscal 1999 and 1998, we paid 2532 Partnership1,800 and $11,692, respectively, for use of the airplane.

In July 1997, an affiliated party, along with the other holder of our 1996 Series 7% Convertible Preferred Stock, exchanged all 5,600 outstanding shares for (1) 186,667 shares of common stock at an exchange price of $3.00 per share and (2) nontransferable warrants, expiring on July 1, 2002, to purchase 310,709 shares of common stock at an exercise price of $3.00 per share.

In September 1997, we issued to Messrs. Katzman, Franc and Braswell non-transferable warrants, expiring on September 2, 2000, to purchase an aggregate of 89,289 shares of our common stock at an exercise price of $3.00 per share.

The terms of the foregoing transactions were not negotiated on an arm's-length basis, but were ratified by a majority of the independent and disinterested outside directors who had access, at our expense, to our legal counsel. All future transactions between The Source and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested outside directors who will have access, at our expense, to our legal counsel.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b)      Reports on Form 8-K.

         A report on Form 8-K dated November 19, 1998 reporting the letters of intent to acquire MYCO, Inc and an affiliated real estate holding company and Chestnut Display Systems, Inc. ("Chestnut") and an affiliate of Chestnut was filed on December 11, 1998.

         A report on Form 8-K dated January 7, 1999 reporting the acquisitions of U.S. Marketing Services, Inc. and Yeager Industries, Inc. was filed on January 21, 1999.

                          INDEX TO FINANCIAL STATEMENTS

    AUDITED CONSOLIDATED FINANCIAL STATEMENT OF THE SOURCE INFORMATION MANAGEMENT  COMPANY                        PAGE

    The Report of the Independent Certified Public Accountants                                                    F-2

    Consolidated Balance Sheet of January 31, 1999                                                                F-3

    Consolidated Statements of Operations for the fiscal years ended January 31, 1999 and 1998                    F-5

    Consolidated Statements of Stockholders' Equity                                                               F-6

    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1999 and 1998                    F-7

    Notes to Consolidated Financial Statements                                                                    F-9

The Report of the Independent Certified Public Accountants


Board of Directors
The Source Information Management Company
St. Louis, Missouri

We have audited the consolidated balance sheet of The Source Information Management Company as of January 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Source Information Management Company at January 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
St. Louis, Missouri
April 16, 1999


                                                                          THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                         CONSOLIDATED BALANCE SHEET

                                                                                                   January 31, 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 7)
CURRENT
      Cash                                                                                          $       752,695
      Trade receivables (net of allowance for doubtful accounts of $469,658) (Note 3)                    32,593,428
      Income taxes receivable                                                                               262,877
      Inventories (Note 4)                                                                                1,395,699
      Other current assets                                                                                  263,692
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                     35,268,391
--------------------------------------------------------------------------------------------------------------------

Land                                                                                                        120,000
Manufacturing Plant                                                                                         680,000
Office equipment and furniture                                                                            5,713,459
Less accumulated depreciation and amortization                                                          (3,179,359)
--------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                                         3,334,100
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Goodwill, net of accumulated amortization of $648,600 (Note 5)                                     29,608,254
      Deferred tax asset (Note 8)                                                                             7,000
      Other                                                                                                 789,307
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                                       30,404,561
--------------------------------------------------------------------------------------------------------------------

                                                                                                    $    69,007,052
--------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.


                                                                          THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                         CONSOLIDATED BALANCE SHEET

                                                                                                  January  31, 1999
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                                          $     2,876,922
     Accounts payable and accrued expenses                                                                3,727,529
     Due to retailers (Note 6)                                                                            2,737,077
     Deferred revenues                                                                                    3,129,241
     Deferred income taxes (Note 8)                                                                         718,000
     Current maturities of long-term debt (Note 7)                                                           66,057
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                                13,254,826
--------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 7)                                                          3,442,000
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        16,696,826
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (NOTES 9 AND 13)
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 16,528,925; 11,751,425 issued, of which                    117,513
       8,000 are being held as Treasury Stock (Note 10)
     Preferred Stock, $.01 par - shares authorized, 2,000,000; outstanding 1,473,281 (Note 11)               14,733
     Additional paid-in-capital                                                                          46,451,971
--------------------------------------------------------------------------------------------------------------------
       Total contributed capital                                                                         46,584,217
Retained earnings                                                                                         5,767,140
--------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                                     52,351,357
Less:  Treasury Stock (8,000 shares at cost)                                                               (41,131)
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               52,310,226
--------------------------------------------------------------------------------------------------------------------

                                                                                                    $    69,007,052
--------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.


                                                                          THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31,                                                                1999                1998
--------------------------------------------------------------------------------------------------------------------
Service Revenues                                                                 $   14,229,072      $   11,803,844
Manufacturing Revenues                                                                6,870,856                   -
--------------------------------------------------------------------------------------------------------------------
                                                                                     21,099,928          11,803,844
--------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                                              6,658,814           5,860,653
Cost of Goods Sold                                                                    4,608,941                   -
--------------------------------------------------------------------------------------------------------------------
                                                                                     11,267,755           5,860,653
--------------------------------------------------------------------------------------------------------------------
                                                                                      9,832,173           5,943,191
Selling, General and Administrative Expense                                           2,949,382           2,350,622
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                                      6,882,791           3,592,569
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                              28,407              21,164
            Interest expense                                                          (331,058)           (714,404)
            Other                                                                      (46,602)            (79,321)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                          (349,253)           (772,561)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                            6,533,538           2,820,008
Income Tax Expense (Note 8)                                                         (2,667,000)         (1,231,000)
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $    3,866,538      $    1,589,008
--------------------------------------------------------------------------------------------------------------------

Earnings per Share - Basic (Note 12)                                             $         0.42      $         0.23
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 12)                              9,132,383           6,561,761
--------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted (Note 12)                                           $         0.40      $         0.22
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 12)                            9,775,673           6,693,666
--------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.



                                                                             THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                (dollars in thousands)

                                                                     Additional                              Total
                              Preferred Stock        Common Stock    Paid - in  Retained  Treasury Stock  Stockholders'
                            -----------------------------------------                     ----------------
                              Shares     Amount    Shares    Amount   Capital   Earnings  Shares  Amount     Equity
-----------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1997             -     $  -  5,727,465  $    57  $   2,757   $   331      -  $     -     $  3,145
Issuance of Common Stock                          2,000,000       20      6,701         -                        6,721
(Note 10)
Directors fees                                        1,811        -          8         -                            8
Exercise of stock options                             2,182        -          5         -                            5
Dividend on Preferred Stock                           6,381        -         19      (19)                            -
Exchange of 7% Preferred                            186,667        2        521         -                          523
Stock to Common Stock
(Note 11)
Redeemable Common Stock                              91,938        1        503         -                          504
converted to Common Stock
Purchase fractional shares                             (77)        -          -         -                            -
from reverse stock split
Net income for the year                                   -        -          -     1,589                        1,589

-----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                                                10,514   $ 1,901                     $ 12,495
                                                  8,016,367  $    80  $

Issuance of Common Stock                          1,538,334       15      8,001                                  8,016
Directors fees                                          993                   3                                      3
Exercise of stock options                           103,542        1        505                                    506
Exercise of warrants                                  1,181                   6                                      6
Warrants issued for                                                          27                                     27
consulting services (Note
10)
Purchase of treasury stock                                                                 8,000     (41)         (41)
Acquisition of US             1,473,281       15  1,926,719       19     26,248                                 26,282
Marketing (Note 5)
Acquisition of Yeager                               164,289        2      1,148                                  1,150
Industries, Inc. (Note 5)
Net income for the year                                                             3,866                        3,866

-----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1999     1,473,281     $ 15 11,751,425  $   117  $  46,452   $ 5,767  8,000  $  (41)     $ 52,310
-----------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.


                                                                          THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31,                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                             $       3,866,538    $        1,589,008
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                               713,037               432,632
          Loss on disposition of equipment                                                  -                 1,338
          Provision for losses on accounts receivable                                   8,760                97,311
          Impairment of investment in limited partnership                              20,000                20,000
          Deferred income taxes                                                     (438,000)               470,000
          Services received in exchange for Common Stock                                3,000                 8,000
          Services received in exchange for Common Stock Warrants                      27,012                     -
          Changes in assets and liabilities, net of effects of acquisitions:
             Increase in accounts receivable                                      (2,143,300)           (5,537,689)
             Decrease in inventories                                                3,298,263                     -
             Decrease (increase) in other assets                                      914,666             (421,882)
             Increase (decrease) in checks issued against future deposits           2,528,342           (3,093,479)

             (Decrease) increase in accounts payable and accrued expenses           (631,434)              120,614

             Decrease in deferred revenues                                        (5,650,890)                     -
             Increase in amounts due customers                                        601,597               794,271
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     3,117,591           (5,519,876)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Acquisition of Periodical Concepts                                           (2,500,000)                     -
     Cash acquired in acquisition of U.S. Marketing Services, Inc.                    295,945                     -
     Acquisition of Yeager Industries, Inc.                                       (2,365,433)                     -
     Acquisition of Mike Kessler & Associates, Inc., net of cash acquired                   -              (608,650)

     Capital expenditures                                                           (642,514)             (344,847)
     Loans to officers                                                                      -              (10,000)
     Collection on officers notes receivable                                           22,093               221,485
     Proceeds from sale of fixed assets                                                     -                 2,000
     Direct costs of companies acquired subsequent to year end                      (224,112)                     -
     Increase in cash surrender value of life insurance                              (42,272)              (55,333)
     Proceeds from surrender of life insurance policies                                     -                83,959
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                 (5,456,293)             (711,386)
--------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.


                                                                          THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31,                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                         8,527,870             6,725,882
     Borrowings under credit facility                                              36,483,000            37,777,000
     Principal payments on credit facility                                       (41,879,000)          (36,303,000)
     Repayments under short-term debt agreements                                     (30,997)           (2,221,961)
     Common Stock reacquired                                                         (41,131)                     -
     Other financing activities                                                           200                 (125)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                               3,059,942             5,977,796
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                           721,240             (253,466)

CASH, beginning of period                                                              31,455               284,921
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                         $         752,695    $           31,455
--------------------------------------------------------------------------------------------------------------------



                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1      SUMMARY OF                   Business
       ACCOUNTING
       POLICIES                     The Source Information Management Company
                                    (the Company) is a provider of merchandise management information and related services primarily in connection with the display and marketing of magazines and other periodicals. The Company assists retailers in monitoring, documenting, claiming and collecting incentive payments, primarily from publishers of periodicals, and performs consulting and other services in exchange for commissions. The Company also obtains revenues from consulting and other services rendered to clients on other than a commission basis.

                                    The Company also designs and manufactures custom-designed product display units that are categorized as front-end merchandisers or point-of-purchase displays used by retailers and consumer product manufacturers nationwide.

                                    Principles of Consolidation

                                    The consolidated financial statements
                                    include the accounts of The Source
                                    Information Management Company and its
                                    wholly-owned subsidiaries (collectively, the
                                    Company). The results of operations of
                                    Source-Yeager Industries, Inc. and
                                    Source-U.S. Marketing Services, Inc. and its subsidiary are included in the accompanying financial statements as of the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

                                    Concentrations of Credit Risk

                                    During fiscal 1999 approximately 55% of the Company's revenues were derived from the services provided in connection with the collection of payments owed to the Company's retailer clients from magazine publishers under programs designed by the publishers to provide incentives to increase single copy magazine sales. The incentive programs, although part of the publishers' marketing strategy for over 20 years, are governed by short-term contracts. If magazine publishers discontinue or significantly modify the incentive programs in such a manner which makes the Company's services incompatible with the modified programs, the Company's results of operations and financial condition may be materially and adversely affected.

                                    In the Advance Pay Program (Note 3), the
                                    Company assumes the risk otherwise borne by the retailer that magazine publishers will refuse or be unable to pay the amount of incentive payments claimed. Based on historical experience, the Company maintains a reserve for claims submitted but subject to such a refusal or inability to pay. However, if a prominent magazine publisher files a petition in bankruptcy, seeks other protection from its creditors or otherwise refuses to pay, this reserve may be inadequate. The results of operations and the financial condition of the Company could be materially affected.

                                    In the display rack manufacturing segment, the Company does have significant client concentration. Substantially all of the Company's services are performed under short-term contracts, thus permitting the Company's clients to obtain services from other providers without further obligation to the Company. If the Company experiences a significant reduction in business from its clients, the Company's results of operations and financial condition may be materially and adversely affected.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                    Revenue Recognition

                                    Under both the standard arrangement and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. The service revenues recognized are based on the amount claimed, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivable. Under the standard arrangement, invoices for claim processing services are not issued until the Company receives settlement of the claim. However, under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

                                    Revenues from annual PIN contracts are
                                    recognized ratably over a year.

                                    Front-end management revenues are generally recognized as services are performed, or in accordance with applicable contract terms.

                                    The Company generally recognizes
                                    manufacturing revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. This only occurs when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the product is
                                    segregated from other goods.

                                    Inventories

                                    Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                                    Equipment and Furniture

                                    Equipment and furniture are stated at cost.
                                    Depreciation is computed using the
                                    straight-line method for financial reporting and accelerated methods for income tax purposes over the estimated useful lives of 5 to 7 years.

                                    Income Taxes

                                    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

                                    Goodwill

                                    Goodwill represents the excess of the cost of a company acquired over the fair value of the net assets acquired which is amortized over 15 to 20 years.

                                    Stock-Based Compensation

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                    The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants. In October 1995, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and earnings per share, determined as if the Company had applied the new method, are disclosed within Note 13.

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

                                    Long-Lived Assets

                                    In March 1995, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of" was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically reviews the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business to determine whether impairment exists. No impairment was identified for the years ended January 31, 1999 and 1998.

                                    Earnings Per Share

                                    In February 1997, the Financial Accounting
                                    Standards Board issued SFAS No. 128,
                                    "Earnings per Share," which requires the presentation of "basic" earnings per share, computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, and "diluted" earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998 and has restated all prior period earnings per share data presented. The adoption of SFAS No. 128 did not have a material effect on the Company's previously reported earnings per share information.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                    Software Capitalization Policy

                                    The Company capitalizes software in
                                    accordance with Statement of Position 98-1
                                    ("SOP 98-1"). The SOP allows capitalization of costs of computer software developed or obtained for internal use only for (i) external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (ii) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use computer software project, to the extent of the time spent directly on the project, or (iii) interest costs incurred while developing internal-use computer software.

                                    Reclassifications

                                    Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

                                    New Accounting Standards

                                    SFAS No. 130, "Reporting Comprehensive
                                    Income," was issued in June 1997.
                                    Comprehensive income is defined as net
                                    income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999, but had no "other" comprehensive income items for the years presented in the statements of income or accumulated as of the balances sheet date presented.

                                    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. See Note 16.

                                    SOP 98-5, "Reporting on the Costs of
                                    Start-Up Activities," requires that the
                                    costs of start-up activities, including
                                    organization costs, be expenses as incurred.
                                    This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will have no material effect on the financial statements.

                                    In June 1998, the FASB issued SFAS No. 133
                                    "Accounting for Derivatives and Hedging
                                    Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the results of operations, financial position or cash flows.

2.     RELATED PARTY                The Company currently leases certain office
       TRANSACTIONS                 space and from time to time leases an
                                    airplane from partnerships controlled by stockholders of the Company. Amounts paid for the office space were approximately
                                    $278,000 and $223,000 for 1999 and 1998,
                                    respectively. Amounts paid for the airplane were approximately $1,800 and

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                    $12,000 for 1999 and 1998, respectively.

                                    Certain officers of the Company, have from time to time, received cash advances from the Company. The officers executed promissory notes in favor of the Company in the aggregate amounts of $295,293. All notes were paid in full by January 31, 1999.

3.     ADVANCE PAY
       PROGRAM The Company has established an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at January 31, 1999 is $19,965,882 due the Company under the Advance Pay Program (net of $6,210,636 due the program participants). Service revenues from the program were approximately $6,668,000 and $4,576,000 during 1999 and
                                    1998, respectively.

4.     INVENTORIES                  Inventories consist of the following:


                                    January 31,                                                                    1999
                                    -----------------------------------------------------------------------------------
                                    Raw materials                                                         $     576,101
                                    Work-in-process                                                             805,932
                                    Finished goods                                                               13,666
                                    -----------------------------------------------------------------------------------

                                                                                                          $   1,395,699
                                    -----------------------------------------------------------------------------------

5.     BUSINESS                     Acquisition of Mike Kessler and Associates,
       COMBINATIONS                 Inc.

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

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired in the amount of $2,382,900 and is being amortized straight line over 15 years.

                                    Unaudited pro forma results of operations for 1998 for the Company and MKA is listed below (in thousands):

                                    Year Ended January 31,                                                          1998
                                    -------------------------------------------------------------------------------------
                                    Total Revenues                   As reported                        $         11,804
                                                                     Pro forma                                    12,304
                                    Net Income                       As reported                                   1,589
                                                                     Pro forma                                     1,637

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                Earnings Per Share
                                    Basic                        As reported                        $           0.23
                                    Diluted                      As reported                                    0.22
                                    Basic                        Pro forma                                      0.23
                                    Diluted                      Pro forma                                      0.23
--------------------------------------------------------------------------------------------------------------------

                                    Acquisition of Periodical Concepts

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

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $2,400,000 and is being amortized straight line over 15 years.

                                    Acquisition of Yeager Industries, Inc.

                                    On January 7, 1999, the Company acquired the net of Yeager Industries, Inc. for $2.3 million in cash and 164,289 shares of the Company's Common Stock, valued at the time of the acquisition at $1.15 million. The purchase price could be increased by up to $500,000 depending on Yeager's performance over the next two years. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania.

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $1,038,000 and is being amortized straight line over 20 years.

                                    Acquisition of U.S. Marketing Services, Inc.

                                    On January 7, 1999 the Company acquired all of the stock of U.S. Marketing Services, Inc. ("U.S. Marketing") in exchange for 1,926,719 shares of the Company's Common Stock and 1,473,281 shares of the Company's Class A Convertible Preferred Stock, valued at the time of the acquisition at $26.3 million in total. The Class A Convertible Preferred Stock was converted into an equal number of Common Shares on March 30, 1999. U.S. Marketing's subsidiary Brand Manufacturing Corporation ("Brand") manufactures front-end display racks from manufacturing facilities in Brooklyn, New York and a warehouse and distribution facility in New Jersey. Through its affiliates, Brand provides trucking and freight services and removes and disposes of display racks no longer required by its customers.

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $23,064,000 and is being amortized straight line over 20 years.

                                    Unaudited pro forma results of operations for 1999 and 1998 for the Company and U.S. Marketing are listed below (in thousands):


                                Year Ended January 31,                                        1999              1998
                                ------------------------------------------------------------------------------------
                                Total Revenues                   As reported       $        14,229  $         11,804
                                                                 Pro forma                  33,539            31,405
                                Net Income                       As reported                 3,866             1,589
                                                                 Pro forma                   1,695             3,821
                                Earnings Per Share
                                    Basic                        As reported       $           .42  $            .23
                                    Diluted                      As reported                   .40               .22
                                    Basic                        Pro forma                     .14               .37
                                    Diluted                      Pro forma                     .13               .37
                                ------------------------------------------------------------------------------------

6.     DUE TO RETAILERS             For the service segment, the Company has
                                    arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference. The Company owes retailers $1,235,718 at January 31, 1999 under such arrangements.

                                    For the display rack manufacturing segment, Due to Retailers represents funds collected on behalf of the retailers on front-end racking programs not yet remitted to the retailer.

7.     LONG-TERM DEBT               Long-term debt consists of:
       AND REVOLVING
       CREDIT FACILITY

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 January 31,                                                                    1999
                                 -----------------------------------------------------------------------------------
                                 Revolving Credit Facility                                             $   3,202,000

                                 Unsecured note payable to former owners of
                                 acquired Company, non-interest bearing, payable
                                 in five equal annual installments beginning in November 1999                300,000

                                 Term note payable in monthly installments of $629
                                 through November 1999, collateralized by an automobile                        6,057
                                 -----------------------------------------------------------------------------------
                                 Total Long-term Debt                                                      3,508,057

                                 Less current maturities                                                      66,057
                                 -----------------------------------------------------------------------------------

                                 Long-term Debt                                                        $   3,442,000
                                 -----------------------------------------------------------------------------------

                                    Annual maturities of long-term debt are as follows: 2000 - $66,057; 2001 - $3,262,000;
                                    2002 - $60,000; 2003 - $60,000; 2004 -
                                    $60,000.

                                    The Company has an agreement providing for revolving loans up to $15,000,000. The bank has the right to terminate the agreement upon not less than thirteen months prior written notice. Borrowings bear interest at a rate related to the monthly LIBOR index rate plus a percentage ranging from 2.5% to 3.5%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (effectively 8.4727% at January 31, 1999). Borrowings are secured by a security interest in substantially all the Company's assets including receivables, inventory, equipment, goods and fixtures, software, contract rights, notes, and general intangibles.

                                    The revolving loan agreement requires the Company to maintain certain ratios and a specified level of net worth, restricts payment of dividends, and limits additional indebtedness. The Company was in compliance with such ratios at January 31, 1999.

                                    On March 31, 1999 the Company entered into a new credit agreement with Wachovia Bank, N.A. See Note 17, Subsequent Events.

8.     INCOME TAXES                 Provision for federal and state income taxes
                                    in the consolidated statements of operations consist of the following components:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                 Year Ended January 31,                                     1999             1998
                                 ------------------------------------------------------------------------------------
                                 Current
                                     Federal                                           $   2,473,000    $    606,000
                                     State                                                   632,000         155,000
                                 ------------------------------------------------------------------------------------
                                 Total Current                                             3,105,000         761,000
                                 ------------------------------------------------------------------------------------

                                 Deferred
                                     Federal                                               (349,000)         376,000
                                     State                                                  (89,000)          94,000
                                 ------------------------------------------------------------------------------------
                                 Total Deferred                                            (438,000)         470,000
                                 ------------------------------------------------------------------------------------

                                 Total Income Tax Expense                              $   2,667,000    $  1,231,000
                                 ------------------------------------------------------------------------------------

                                 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                                 January 31,                                                              1999
                                 ------------------------------------------------------------------------------------
                                 Deferred Tax Assets
                                     Net operating loss carryforward                               $       1,082,000
                                     Allowance for doubtful accounts                                         185,000
                                     Deferred compensation                                                    52,000
                                     Other                                                                    73,000
                                 ------------------------------------------------------------------------------------
                                                                                                           1,392,000
                                 Less:  Valuation allowance                                              (1,137,000)
                                 ------------------------------------------------------------------------------------
                                 Deferred Tax Asset, Net                                                     255,000
                                 ------------------------------------------------------------------------------------

                                 Deferred Tax Liabilities
                                     Book/tax difference in accounts receivable                              849,000
                                     Income not previously taxed under cash
                                         basis of accounting for income tax purposes                          72,000
                                     Depreciation                                                             43,000
                                      Other                                                                    2,000
                                 ------------------------------------------------------------------------------------
                                 Total Deferred Tax Liabilities                                              966,000
                                 ------------------------------------------------------------------------------------

                                 ------------------------------------------------------------------------------------
                                 Net Deferred Tax Liability                                             $    711,000
                                 ------------------------------------------------------------------------------------

                                 Classified as
                                     Non-current asset                                                         7,000
                                     Current liability                                                       718,000
                                 ------------------------------------------------------------------------------------

                                 Net Deferred Tax Liability                                             $    711,000
                                 ------------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                 The deferred tax asset in the accounts of Source-U.S. Marketing Services, Inc. ("Source-U.S. Marketing") totaling $1,137,000 is fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization. At January 31, 1999, Source-U.S. Marketing had net operating loss ("NOL") carryforwards of approximately $1,800,000 expiring through 2018. Brand, a wholly owned subsidiary of Source-U.S. Marketing, had NOL carryforwards at January 31, 1999 of approximately $880,000 expiring through 2018.

                                 All of the valuation allowance for deferred tax assets for subsequent recognized tax benefits will be allocated to reduce goodwill.

                                 The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 1999 and 1998:

                                 Year Ended January 31,                                       1999           1998
                                 -----------------------------------------------------------------------------------
                                 Income tax expense (benefit) at statutory rate          $  2,221,000   $    960,000
                                 State income tax expense (benefit), net of
                                    federal income tax benefit                                379,000        200,000
                                 Non-deductible meals and entertainment                        37,000         30,000
                                 Non-deductible officers' life insurance                       (6,000)         7,000
                                 Non-deductible goodwill amortization                         134,000         61,000
                                 Utilization of NOL carryforwards                                   -        (19,000)
                                 Other, net                                                   (98,000)        (8,000)
                                 -----------------------------------------------------------------------------------

                                 Income Tax Expense                                      $  2,667,000   $  1,231,000
                                 -----------------------------------------------------------------------------------

9.     COMMITMENTS               Leases

                                 The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. The Company also leases an administrative facility from a related party under an operating lease that expires in 2012. The Company has reached an agreement to purchase this property for $1.8 million in cash. The value of the property was appraised at $1.6 million in August 1998. The Board appointed Timothy Braswell, an independent director, to negotiate this transaction on the Company's behalf and, based on Mr. Braswell's recommendation, the Board believes the terms of the proposed purchase are fair to the Company. In most other cases, management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rent expense was approximately $622,000 and $462,000 for the years ended January 31, 1999 and 1998, respectively. Amounts paid to related parties included in total rent expense were approximately $278,000 and $223,000 for 1999 and 1998, respectively.

                                 Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 1999:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                                                         Operating
                                 Year Ending January 31,                                                   leases
                                 ------------------------------------------------------------------------------------
                                 2000                                                                        959,299
                                 2001                                                                        589,357
                                 2002                                                                        330,035
                                 2003                                                                        299,711
                                 2004                                                                        292,449
                                 Thereafter                                                                2,563,865
                                 ------------------------------------------------------------------------------------

                                 Total minimum lease payments                                         $    5,034,716
                                 ------------------------------------------------------------------------------------

                                 Litigation

                                 The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                                 Employment agreements

                                 The Company has entered into employment
                                 agreements with certain officers and key employees. These agreements expire at dates ranging from January 2000 to January 2004, are subject to annual renewal, and require annual salary levels and termination benefits, should a termination occur.

                                 Consulting agreements

                                 On May 31, 1997, the Company entered into a three year consulting agreement with a company owned by the former shareholder of Mike Kessler and Associates, Inc. The agreement requires the Company to make payments aggregating $75,000, $65,000 and $50,000 annually for the first, second and third years of the agreement.

                                 The Company entered into a consulting agreement with Herbert A. Hardt commencing on August 31, 1998 and ending November 25, 2000. The agreement requires the Company to issue a warrant, expiring January 31, 2001, to purchase 150,000 shares of Common Stock, which was independently appraised at $37,500.

                                 Union Contracts

                                 At January 31, 1999 approximately 265 of the
                                 Company's 497 employees were members of a collective bargaining unit. The Company is party to two collective bargaining agreements, which expire on September 30, 1999 and December 31, 2000.

                                 Company contributions to the Union funds charged to operations were approximately $64,000 for the period ended January 31, 1999.

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    COMMON STOCK              In September 1997, the Company issued to Aron
                                 Katzman, Harry L. Franc, III and Timothy A.
                                 Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. These warrants will vest at a rate of 25% on August 1, 1998, 25% on November 1, 1998,
                                 25% on February 1, 1999 and 25% on May 1, 1999.
                                 The related cost as determined by independent appraisal of approximately $54,000 will be recognized ratably over those periods.

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

11.    PREFERRED STOCK           The Company has authorized 2,000,000 shares of
                                 $.01 par Preferred Stock. On March 13, 1996,
                                 65,000 shares were designated as 1996 Series 7%
                                 Convertible Preferred Stock. Rights and
                                 restrictions on the remaining shares will be established if, and when, any shares are issued.

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

                                 On January 6, 1999, 1,500,000 shares of
                                 Preferred Stock were designated as Class A
                                 Convertible Preferred Stock. The shares of
                                 Class A Convertible Preferred Stock carry no voting rights; however, the Company shall not, without the approval of at least a majority of the outstanding shares of Preferred Stock, (i) amend the Articles of Incorporation or any other document to alter or change any rights, preferences or privileges of the Preferred Stock or to materially and adversely affect the Preferred Stock, (ii) increase or decrease the authorized number of shares of Preferred stock or effect a stock split or reverse stock split of the Preferred Stock, or (iii) authorize another class or series of shares senior to or pari passu with the Preferred Stock with respect to distribution of assets on liquidation. The holders of Preferred Stock are entitled to receive dividends at the same rate, on the same conditions at the same time and to the same extent dividend are paid or declared by the Company on the Common Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of the Common Stock, a liquidation preference amount of $7.73 per share plus any dividends previously declared but unpaid (the "Liquidation Preference Amount"). Upon approval by the holders of a majority of the shares of Common Stock voting at a Special Meeting , each share of Preferred Stock shall be converted automatically into one share of Common Stock. If shareholder approval is not obtained on or before June 30, 1999, the Company shall, at the election of any holder of the Preferred Stock, convert all of the shares of the Preferred Stock held by such holder into a demand note of the Company with a principal amount per share equal to the Liquidation Preference Amount. For the shares of Preferred Stock which are to be converted, the Company is obligated to deliver to the holder thereof a note in a principal amount equal to the
                                 Liquidation Preference Amount times the number of shares of Preferred Stock to be converted. Such note shall be payable on demand with 30 days notice and shall bear interest at the Prime Rate (as announced from time to time by J.P. Morgan) plus 1% from the date of conversion.

                                 On January 7, 1999, 1,473,281 shares of Class A Convertible Preferred Stock were issued in connection with the acquisition of U.S. Marketing Services, Inc. On March 30, 1999 the Preferred Stock was converted to 1,473,281 shares of Common Stock.

12.    EARNINGS PER SHARE        In calculating earnings per share, Net Income
                                 for the year ended January 31, 1998 was reduced by a constructive dividend of $109,937, which resulted from the exchange of all 5,600 outstanding shares of Preferred Stock for 186,667 shares of Common Stock and non-transferable warrants.

                                 A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

                                 YEAR ENDED JANUARY 31,                                             1999        1998
                                 ------------------------------------------------------------------------------------
                                 Weighted average number of common shares outstanding          9,132,383   6,561,761

                                 Effect of dilutive securities - stock options and warrants      643,289     131,905
                                 ------------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                 Weighted average number of common shares outstanding - as
                                 adjusted                                                      9,775,673   6,693,666
                                 ------------------------------------------------------------------------------------

13.    EMPLOYEE                  Profit Sharing and 401(k) Plan
       BENEFIT PLANS
                                 The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 1999 and 1998.

                                 Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 1999 and 1998 pursuant to this Plan were approximately $63,000 and $63,000, respectively.

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

                                 Stock Option Plan

                                 In August 1995, the Company established its
                                 1995 Incentive Stock Option Plan ("the Plan") for key employees and reserved 520,661 shares of Common Stock for the Plan. At a Special Meeting of Shareholders on March 30, 1999, the shares reserved for issuance under this Plan were increased by 1 million shares to 1,520,661. Under the Plan, the Stock Option Committee may grant stock options to key employees at not less than one hundred percent (100%) of the fair market value of the Company's Common Stock at the date of grant. The durations and exercisability of the grants vary according to the individual options granted.


                                                                                                      Weighted
                                                                                  Range of            Average
                                                                Number of         Exercise            Exercise
                                                                 Options           Prices              Price
                                                             --------------------------------------------------------

                                Options outstanding at
                                  January 31, 1997                   165,288    5.30 - 5.60             5.45

                                Options granted                      327,275    1.66 - 5.60             2.97
                                Options expired                       92,554    2.42 - 5.60             5.26


                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                Options exercised                      2,182        2.42                2.42

                                                             --------------------------------------------------------
                                Options outstanding at
                                  January 31, 1998                   397,827     1.66 -5.60             3.47

                                Options granted                    1,036,820    5.00 - 10.88            7.09
                                Options expired                       56,047    2.42 - 5.60             4.36
                                Options exercised                    103,542    2.42 - 5.60             4.88

                                                             --------------------------------------------------------
                                Options outstanding at
                                  January 31, 1999                 1,275,058    1.66 - 10.88            6.26
                                                             --------------------------------------------------------

                                    The following table summarizes information about the stock options outstanding at January 31, 1999:

                                                                                   Remaining
                                                               Number             Contractual          Options
                                    Exercise Price           Outstanding         Life (Months)       Exercisable
                                -------------------------------------------------------------------------------------
                                         1.66                          89,256          40                      29,752
                                         2.42                          45,455         101                     18,182
                                         2.42                          16,445         101                     10,963
                                         2.66                          49,091         41                      16,363
                                         5.00                          70,000         116                     23,333
                                         5.00                          58,347         116                     19,449
                                         5.00                          50,000         116                     10,000
                                         5.13                          10,000         108                          0
                                         5.13                         360,000         108                          0
                                         5.30                          42,644         100                     42,644
                                         6.13                             910         113                        303
                                         6.63                          20,000         111                      4,000
                                         6.63                             910         111                        303
                                         7.38                           5,000         118                      1,000
                                         7.81                         202,000         118                          0
                                         10.88                        155,000         119                     31,000
                                         10.88                        100,000         119                     33,333
                                                                      -------                                 ------

                                                                    1,275,058                                240,625
                                -------------------------------------------------------------------------------------

                                 Options exercisable at January 31, 1999 totaled 245,673 with a weighted average exercise price of $5.80. Options exercisable at January 31, 1998 totaled 131,922 with a weighted average exercise price of $4.82. The weighted average fair value of each option granted during the year was $1.34 and $.61 (at grant date) in 1999 and 1998, respectively.

                                 The options above were issued at exercise prices which approximate fair market value at the date of grant. At January 31, 1999, 26,879 shares were available for grant under the Plan. As of January 31, 1999, 527,000 options had been granted

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 by the Stock Option Committee that were subject to approval of the proposal to increase the authorized shares of the Plan by 1 million. The proposal was approved at a Special Meeting of the Shareholders on March 30, 1999. Had shareholder approval not been obtained, the options issued would have been treated as non-qualified options.

                                 As discussed in the Summary of Accounting
                                 Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's consolidated net income and consolidated income per share would have been reduced to the pro forma amounts indicated below:


                                 Year Ended January 31,                                            1999         1998
                                 ------------------------------------------------------------------------------------
                                 Net income                            As reported      $     3,866,538   $1,589,008
                                                                       Pro forma              3,766,441    1,575,534

                                 Basic earnings per share              As reported                  .42          .23
                                                                       Pro forma                    .41          .22

                                 Diluted earnings per share            As reported                  .40          .22
                                                                       Pro forma                    .39          .22
                                 ------------------------------------------------------------------------------------

                                 The pro forma amounts reflected above are not representative of the effects on reported net income in future years because in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:


                                Year Ended January 31,                                         1999             1998
                                -------------------------------------------------- ----------------- ----------------
                                Dividend yield                                                   0%               0%
                                Range of expected lives (years)                          1.0 - 2.05          3.6 -10
                                Range of expected volatility                            0.30 - 0.40      0.40 - 0.60
                                Risk-free interest rate                               4.11% - 5.66%            5.90%
                                -------------------------------------------------- ----------------- ----------------

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

14.    SUPPLEMENTAL CASH
       FLOW INFORMATION          Supplemental information on interest and income
                                 taxes paid is as follows:


                                 Year Ended January 31,                                    1999                 1998
                                 ------------------------------------------------------------------------------------
                                 Interest                                       $       357,000        $     700,000

                                 Income Taxes                                   $     2,222,000        $   1,081,000
                                 ------------------------------------------------------------------------------------

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

                                 As part of the acquisitions in January 1999, the Company issued 2,091,008 shares of Common Stock and 1,473,281 shares of Class A Convertible Preferred Stock.

15.    FAIR VALUES OF            The following methods and assumptions were
       FINANCIAL INSTRUMENTS     used to estimate the fair values of each class
                                 of financial instruments for which it is practicable to estimate that value:

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

                                 Long-term Debt and Revolving Credit Facility

                                 It is presumed that the carrying amount of the revolving credit facility is a reasonable estimate of fair value because the financial instrument bears a variable interest rate.

                                 The carrying amount of long-term debt has been discounted to its present value.

                                 The estimated fair values of the Company's financial instruments are as follows:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                                     Carrying              Fair
                                 January 31, 1999                                       value             value
                                 ------------------------------------------------------------------------------------
                                 Financial Assets
                                        Trade receivables                         $    32,593,428   $     32,593,428

                                 Financial Liabilities
                                        Accounts payable and accrued
                                           expenses                               $     3,727,529          3,727,529
                                                                                                    $
                                        Due to retailers                          $     2,737,077          2,737,077
                                                                                                    $
                                        Long-term debt                            $     3,508,057          3,442,958
                                                                                                    $
                                 ------------------------------------------------------------------------------------

16.    SEGMENT FINANCIAL         The reportable segments of the Company are
       INFORMATION               claims submission and other information
                                 services and display rack manufacturing. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. Segment operating results are measured based on income before taxes.
                                 There were no intersegment sales during 1999 or 1998.

                                                                          Claims
                                                                        Submission
                                                                         and Other
                                                                       Information   Display Rack
                                                                         Services    Manufacturing          Total
                                -------------------------------------------------------------------------------------
                                1999
                                -----------------------------------
                                Revenues from external customers    $    14,229,072 $     6,870,856    $  21,099,928
                                Depreciation and amortization               622,110          90,927          713,037
                                Income before taxes                       4,776,949       1,756,589        6,533,538
                                Total Assets                             33,026,229      35,980,823       69,007,052
                                Capital Expenditures                        640,573           1,941          642,514

                                1998
                                -----------------------------------
                                Revenues from external customers         11,803,844              -        11,803,844

                                Depreciation and amortization               432,632               -          432,632

                                Income before taxes                       2,820,008               -        2,820,008

                                Total Assets                             23,807,857               -       23,807,857

                                Capital Expenditures                        344,847               -          344,847
                                -------------------------------------------------------------------------------------

17.    SUBSEQUENT EVENTS         Acquisitions

                                 On February 26, 1999 the Company acquired the net assets of MYCO, Inc. ("MYCO") for $12 million in cash and 134,615 shares of the Company's Common Stock, valued at the time of acquisition at $875,000. The Company also assumed MYCO's industrial revenue bond indebtedness of $4 million and repaid MYCO's indebtedness of $1.5 million. The purchase price may be increased by up to an additional 250,000 shares of Common Stock depending on MYCO's performance in the twelve months following the acquisition. MYCO is a Rockford, Illinois manufacturer of front-end display racks.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                 On February 26, 1999 the Company also acquired the net assets of Chestnut Display Systems, Inc. and its affiliate Chestnut Display Systems (North), Inc. for $3.6 million in cash and 285,714 shares of the Company's Common Stock, valued at the time of acquisition at $1.8 million. The purchase price for Chestnut may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid 50% in cash and 50% in shares of Common Stock. The shares will be valued using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share. Chestnut manufactures front-end display racks from facilities in Greenville, South Carolina and Jacksonville, Florida.

                                 On March 23, 1999 the Company also purchased the net assets of 132127 Canada, Inc., known as ProMark, for $1.5 million Canadian. ProMark is a Canadian corporation headquartered in Toronto which provides rebate and information services to retail customers throughout Canada.

                                 In March 1999 the Company signed a letter of intent to purchase the stock of Aaron Wire for approximately $2.4 million Canadian. Aaron Wire manufactures front-end display racks from its facilities in Vancouver, British Columbia.

                                 Credit Facility

                                 On March 31, 1999 the Company entered into a new credit agreement with Wachovia Bank, N.A. The new credit agreement enables the Company to borrow up to $15 million under a revolving credit facility and $15 million under a term loan. The term loan matures in May 2002. The revolving credit facility has no termination date, although, Wachovia Bank has the right to terminate the revolving credit facility upon not less than 13 months prior written notice.

                                 Borrowings under the revolving credit facility bear interest at a rate equal to the monthly LIBOR index rate plus a percentage ranging from 2.0% to 3.5% depending upon the Company's ration of funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest, at the Company's election, at either (i) the London Interbank Offered Rates for periods of 30, 60, 90 or 180 days, at our option, plus a percentage ranging from 2.0% to 3.5,%, depending upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization or (ii) the higher of the prime rate or the federal funds rate plus .5%. The credit facility is secured by an interest in substantially all of the Company's assets. Under the credit agreement, the Company will be required to maintain certain financial ratios.

                                 Registration Statement (unaudited)

                                 Subsequent to year end, the Board of Directors approved a plan in which the Company would sell additional shares of its Common Stock. The Company will be required to file a registration statement for the sale of these securities. It is anticipated that the aggregate selling price of all of the securities will approximate $56,350,000. The proposed issue date of these securities is expected to be June 1999.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY

Date:  ________, 1999                                         /s/ W. BRIAN RODGERS
                                                              --------------------
                                                              W. Brian Rodgers
                                                              Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


________, 1999                                                /s/ S. LESLIE FLEGEL
                                                              --------------------
                                                              S. Leslie Flegel
                                                              Chairman of the Board, Chief Executive
                                                              Officer and Director
                                                              (Principal Executive Officer)

________, 1999                                                /s/ W. BRIAN RODGERS
                                                              --------------------
                                                              W. Brian Rodgers
                                                              Secretary and Chief Financial Officer
                                                              (Principal Financial and Accounting Officer)

________, 1999                                                /s/ RICHARD A. JACOBSEN
                                                              -----------------------
                                                              Richard A. Jacobsen
                                                              Vice Chairman, Chief Operating Officer and
                                                              Director

________, 1999                                                /s/ WILLIAM H. LEE
                                                              ------------------
                                                              William H. Lee
                                                              Chief Administrative Officer and
                                                              Director

________, 1999                                                /s/ ROBERT O. ADERS
                                                              -------------------
                                                              Robert O. Aders
                                                              Director

________, 1999                                                /s/ TIMOTHY A. BRASWELL
                                                              -----------------------
                                                              Timothy A. Braswell
                                                              Director

________, 1999                                                /s/ HARRY L. "TERRY" FRANC, III
                                                              -------------------------------
                                                              Harry L. "Terry" Franc, III
                                                              Director

________, 1999                                                /s/ ARON KATZMAN
                                                              ----------------
                                                              Aron Katzman
                                                              Director

________, 1999                                                /s/ RANDALL S. MINIX
                                                              --------------------
                                                              Randall S. Minix
                                                              Director

            EXHIBIT
            NUMBER                          DESCRIPTION
            ------                          -----------
              3.1             Articles of Incorporation(1)
              3.2             Bylaws(1)
              3.3             Amendment to Articles of Incorporation(2)
              3.4             Amendments to Bylaws(2)
              3.5             Amendment to Articles of Incorporation(3)
              3.6             Amendment to Articles of Incorporation*
              4.1             Form of Common Stock Certificate(2)
              4.2             Form of Representative's Warrants(2)
              4.3             Form of Privately Issued Warrant(2)
              9.1             Voting Agreement dated January 7, 1999 between S.
                              Leslie Flegel and Jonathan J. Ledecky.(4)
             10.1             Form of Indemnity Agreement with Officers and
                              Directors(1)
             10.2 Lease Agreement dated June 22, 1991 with 711 Gallimore Partnership(1)
             10.3 Addendum to the Lease Agreement, dated as of January 1, 1994, with 711 Gallimore Partnership(3)
             10.4 Addendum to the Lease Agreement, dated as of January 1, 1996, with 711 Gallimore Partnership(3)
             10.5             Addendum to the Lease Agreement, dated as of
                              April 1, 1996, with 711 Gallimore Partnership(3)
             10.6             Addendum to the Lease Agreement, dated as of
                              April 25, 1996, with 711 Gallimore Partnership(3)
             10.7 Amended and Restated Credit Agreement dated as of March 31, 1999 among The Source Information Management Company, its subsidiaries and Wachovia Bank National Association(4)
             10.8 The Source Information Management Company Amended and Restated 1995 Incentive Stock Option Plan (5)
             10.9             The Source Information Management Company Stock
                              Award Plan(6)
            10.10 Form of Employment Agreement with S. Leslie Flegel, William H. Lee and W. Brian
                              Rodgers(2)
            10.11 Employment and Non-Competition Agreement with James R. Gillis dated as of December 14, 1998*
            10.12 Employment Agreement with Richard A. Jacobsen dated as of March 24, 1999.*
            10.13             Agreement with Dwight L. DeGolia(2)
            10.14 Form of Financial Consulting Agreement with Donald & Co. Securities Inc.(2)
            10.15 Asset Purchase Agreement dated as of July 10, 1998 by and among The Source Information Management Company, PC-SUB, Inc. and Periodical Concepts.(7)
            10.16             Agreement and Plan of Merger dated as of
                              January 7, 1999 by and among The Source
                              Information Management Company, Source-U.S.
                              Marketing Services, Inc., U.S. Marketing
                              Services, Inc. and U.S. Marketing Shareholders.(8)
           10.17 Asset Purchase Agreement dated as January 7, 1999 by and among The Source Information Management Company and Yeager Industries, Inc.(8)
           10.18 Asset Purchase Agreement dated as of February 1, 1999 by and among The Source Information Management Company, Chestnut Display Systems, Inc. and Chestnut Display Systems (North), Inc.(9)
           10.19 Asset Purchase Agreement dated as of February 26, 1999 by and among The Source Information Management Company, MYCO, Inc. and RY, Inc.(9)
           10.20 Amendment to Asset Purchase Agreement dated as of February 26, 1999 by and among The Source Information Management Company, MYCO, Inc. and
                              RY, Inc.(9)
           10.21 Asset Purchase Agreement dated March 19, 1999 between The Source Information Management Company, The Source-Canada Corp. and 132127 Canada Inc.*
           10.22 Real Estate Sale Contract dated as of April 20, 1999 by and between 711 Gallimore Partnership and The Source Information Management Company*
           10.23              Consulting agreement dated August 31, 1998
                              between Herbert A. Hardt and The Source
                              Information Management Company*
            21.1              Subsidiaries of the Company*
            23.1              Consent of BDO Seidman, LLP*
----------

*  Filed herewith.

(1) Incorporated by reference to Registration Statement on Form 10-SB (File no. 0-26238)

(2) Incorporated by reference to Registration Statement on Form SB-2 (File no. 333-32733)

(3) Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1996

(4) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-76979)

(5) Incorporated by reference to Schedule 14A filed on March 9, 1999

(6) Incorporated by reference to Form S-8 (File no. 333-16059) filed on November 13, 1996.

(7) Incorporated by reference to Current Report on Form 8-K filed on August 10, 1998.

(8) Incorporated by reference to Current Report on Form 8-K filed on January 22, 1999

(9) Incorporated by reference to Current Report on Form 8-K filed on March 12, 1999