Form 10KSB/A
period 1999-01-31
SOURCE INFORMATION MANAGEMENT CO
filed 1999-06-10
CIK 943605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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


Through our information services, we provide sales figures and product placement and other related information in various user-friendly formats, including print, CD-ROM and over the Internet. This information helps users to formulate marketing, distribution and advertising plans and to react more quickly to changing market conditions. Our information services cover approximately 7,000 magazine titles and are provided to over 1,000 retail chains with approximately 100,000 stores and 500,000 checkout counters. We believe we maintain the most comprehensive information database available for retail magazine sales and magazine placement at checkout counters. Our extensive retailer and vendor relationships allow us to keep this information up to date. We have expanded upon our experience with retail magazine sales to provide similar information and services to confectioners and vendors of general merchandise sold at checkout counters.


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


Vendors of front-end products compete for favorable spaces on display racks, which we refer to as "pockets." Some vendors make incentive payments to retailers for favorable pocket locations. For example, magazine publishers and confectioners often pay retailers an up-front fee to have front-end display racks configured to provide for their desired pocket placements. Magazine publishers and general merchandise vendors also pay periodic pocket rental fees based on the location and size of their products' pockets. Alternatively, some magazine publishers offer retailers cash rebates based on the sales volumes of their magazines to encourage retailers to carry and assign favorable pocket space to their titles. Most retailers have historically outsourced the information gathering and administration of magazine claims collection to third parties such as The Source. This relieves them of the substantial administrative burden associated with that process, including monitoring thousands of titles, each with a distinct incentive arrangement.


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


Claim Submission and Other Information Services


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


Retailer customers who use our claim submission program include Fleming, Kroger, Southland 7-Eleven, Target and Walgreens. Claim submission services (excluding our Advance Pay Program) accounted for approximately 13.5% of our fiscal
1999 revenues on a pro forma basis.



Advance Pay Program. As an extension of our claim submission program, we have established our Advance Pay Program for magazine sales. Under this program, we pay to participating retailers a negotiated fixed percentage of the total quarterly incentive payments and pocket rental fees otherwise due the retailer. We generally make these payments within 90 days after the end of the quarter. We then collect the payments for our own account. This service provides the retailer with improved cash flow and relief from the burdensome administrative task of processing a large number of small checks from publishers. Payments collected from publishers under the Advance Pay Program as a percentage of all payments collected from publishers grew from 21.9% during fiscal 1998 to 30.4% during fiscal 1999.


Our payments to the retailer precede our collections from the publisher. In order to make these payments to retailers, we use funds generated from operations and funds borrowed under our revolving credit facility. We generally assume the risk of uncollectibility of the incentive and pocket rental payments.



Customers of our Advance Pay Program include A&P, Ahold USA, Food Lion, Kmart and W.H. Smith. The Advance Pay Program accounted for approximately 17.0% of our fiscal 1999 revenues on a pro forma basis.


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


Subscribers to PIN pay for their subscriptions on a quarterly basis. Subscriptions have an initial term of one year and are automatically renewed for successive one-year terms unless earlier terminated. At April 30, 1999, we had 17 PIN subscribers, including Globe Marketing Services, Hearst Distribution Group Magazines, Primedia, Time Distribution Services and Warner Publisher Services. PIN accounted for 1.5% of our fiscal 1999 revenues on a pro forma basis.


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


Front-end management services accounted for approximately 4.0% of our fiscal 1999 revenues on a pro forma basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent and Pending Acquisitions."


Front-End and Point-of-Purchase Display Rack Manufacturing


We design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers, including A&P, American Stores, Food Lion, Kmart and Winn Dixie. For many of our retail store accounts, we also invoice vendors for rack costs and coordinate the collection of payments on these invoices. We believe that manufacturing display racks increases our access to information about sales of magazines and other products from retail checkout areas, which enhances our ability to provide PIN and ICN.


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


We design, manufacture and powder-coat each pocket, shelf and other component of a display unit separately and then assemble these components to create the finished display. We believe that our component-oriented manufacturing process enables us to produce our displays more quickly and efficiently and with a higher standard of quality than if we used a unit-oriented process.


Materials used in manufacturing our racks include wire, metal tubing and paneling. At our five manufacturing locations, we cut, shape, bend and weld wire, tubing and metal paneling and paint and assemble the finished product. We use a just-in-time inventory practice. This reduces our requirements to carry inventories of raw materials, which in turn improves our cash flow.


Display rack manufacturing accounted for approximately 73.6% of our fiscal 1999 revenues on a pro forma basis.



MAJOR CUSTOMERS

For fiscal 1999, three customers accounted for approximately 38% of revenues. One of the three customers, Food Lion, Inc., accounted for approximately 27% of revenues. Our major customers in terms of revenues are usually retailers in the process of reconfiguring their checkout areas. Because this process typically occurs every three years, our major customers vary from year to year.


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


We compete primarily with five other manufacturers in the front-end display rack manufacturing business. One of those competitors has substantially greater financial resources than we do. There also are a substantial number of competitors in the point-of-purchase display rack business, many of which are national in scope and have a substantially larger market share, greater name recognition in this industry segment and substantially greater financial resources than we do. However, the total market for point-of-purchase display racks is much larger than the market for front-end display racks and therefore can support a larger number of manufacturers.


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


             LOCATION                         DESCRIPTION                SIZE SQ. FT.      OWNED/LEASED
         ----------------                -------------------             ------------     -------------
         Jacksonville, FL                Manufacturing/Office               55,000              Leased
         Rockford, IL                    Manufacturing/Office              310,536              Owned
         St. Louis, MO                   Office                              8,050              Leased
         High Point, NC                  Data Processing/Office             22,000              Owned
         Fair Lawn, NJ                   Office                              2,771              Leased
         Brooklyn, NY                    Manufacturing/Office               92,000              Leased
         New York, NY                    Office                              1,900              Leased
         Philadelphia, PA                Manufacturing/Office              110,000              Owned

         Greenville, SC                  Manufacturing/Office               30,000              Leased

In addition, we have warehouse facilities in Florida, New Jersey and South Carolina and small offices in Pennsylvania, Ohio, Oklahoma, Texas and Ontario. We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

We are from time to time parties to various legal proceedings arising out of our businesses. We believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.


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

In each of June 1998 and October 1997, we granted to Donald & Co. Securities, Inc. ("Donald") a warrant to purchase 200,000 shares of our Common Stock (400,000 shares in aggregate). The warrants were issued to Donald as underwriting compensation in connection with our offerings of Common Stock in June 1998 and October 1997, respectively. The exercise prices of the warrants are $8.40 and $4.80 per share, respectively. Donald provided us with appropriate written investment representations and agreed that neither the warrant nor the shares underlying the warrant could be transferred unless they were first registered under the Act except in a transaction which, in the opinion of counsel acceptable to us, is exempt from the registration requirement. The warrant contains an appropriate legend restricting transfer without compliance with the Act and provides that the Common Shares underlying the warrants will contain similar restrictions. We believe the issuances of the warrants were and the issuances of the Common Stock upon exercise will be exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.



Between March 1996 and July 1997, we issued an aggregate of 15,600 shares of our convertible Preferred Stock and warrants to purchase an aggregate of 14,917 shares of our Common Stock in "offshore transactions" as defined in Rule 902 of Regulation S to two entities which are not "U.S. persons" as defined in Rule 902 of Regulation S promulgated under the Act. In July 1997, we issued warrants to purchase an aggregate of 310,709 shares of our Common Stock to the same two offshore entities, again in "offshore transactions" as defined in Rule 902. One of these entities, Cameron Capital Ltd., was the beneficial owner of more than 5% of our outstanding Common Stock at the time of certain of these transactions. Each of the purchasers gave appropriate investment representations, and the certificates for the securities (including the warrants) bear appropriate restrictive legends as required by Regulation S. We believe the transactions were exempt from the registration requirements of the Act pursuant to Regulation S promulgated thereunder.


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



During fiscal 1999, approximately 80.9% of our service revenues were derived from fees earned in connection with the collection of incentive payments under our Claim Submission and Advance Pay Programs. Payments collected from publishers under the Advance Pay Program grew from 21.9% during fiscal 1998 to 30.4% during fiscal 1999. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Claim Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we pay participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

Under both the Claim Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. Our allowance for doubtful accounts has to date been approximately 2% of accounts receivable. This amount has been adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.


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


Front-end management includes configuring and designing front-end display racks, supervising fixture installation and collecting incentive payments from vendors for product placement. Front-end management revenues are recognized as services are performed. Historically, we received front-end management fees from either retailers or manufacturers of display racks. As a result of our recent acquisitions, we intend to provide front-end management services as a bundled product offering with the manufacture of display racks. Consequently, a portion of future revenue derived from front-end management services will be reflected in manufacturing revenue.



Since January 1999, we acquired four manufacturers of front-end and free-standing point-of-purchase display racks. Manufacturing display racks in our own facilities allows us to be a full-service provider of management services for the front-end of a customer's store. Beginning in fiscal 2000, manufacturing will account for a substantial increase in revenues.


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
                                                                =====                             =====


SERVICE REVENUES


Services, which include the Claim Submission Program, Advance Pay Program, PIN and front-end management, accounted for approximately 67.4% and 74.4% of our revenues and operating income, respectively, for fiscal 1999. Because of its recent introduction, we received no revenues from ICN in fiscal 1999.
Service revenues increased to $14.2 million in fiscal 1999 from $11.8 million in fiscal 1998, an increase of 20.3%. Increased retailer participation in the Advance Pay Program and the acquisition of Periodical Concepts ("PC2") contributed to the increase. Claim Submission Program, Advance Pay Program and PIN revenues increased approximately $1.7 million, or 16.8%, over the prior year. Front-end management revenues increased from $1.5 million in the prior year to $2.2 million in the current year, or 46.9%. This was due to an increase in the number of reconfiguration programs that we undertook on behalf of our retailer clients.


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


During fiscal 1999 and 1998, we advanced approximately $59.8 million and $41.7 million, respectively, under the Advance Pay Program, representing a 43.4% growth rate. The primary source of funding the advances is our credit facility, which is discussed below. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.


Net cash provided by operating activities was $3.1 million for fiscal 1999 compared to net cash used by operating activities of $5.5 million for fiscal 1998. The manufacturing segment contributed $2.7 million to cash provided by operations in fiscal 1999.


Net cash used in investing activities was $5.5 million in fiscal 1999 and $711,000 in fiscal 1998. The increase was due primarily to the acquisitions during fiscal 1999. Net cash provided by financing activities was $3.1 million in fiscal 1999 and $6.0 million in fiscal 1998.


Our service business has not required significant capital expenditures. As a result, at January 31, 1999, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2000.


At January 31, 1999, we had total deferred tax assets of $255,000 and total deferred tax liabilities of $966,000, resulting in a net deferred tax liability of $711,000. This liability was due to the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. We intend to obtain the funds necessary to satisfy this tax obligation from cash flows from operations.



The balance outstanding under the revolving credit facility at January 31, 1999 and 1998 was approximately $3.2 million and $8.6 million, respectively. Although the Advance Pay Program grew in both fiscal 1998 and 1999, the outstanding balance under our revolving credit facility did not increase due to the availability of other cash resources.


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

NEW ACCOUNTING STANDARDS


SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999, but had no other material comprehensive income items for the years presented in the statements of income or accumulated as of the balances sheet dates presented.


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


In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the results of operations, financial position or cash flows.


YEAR 2000 COMPLIANCE


Year 2000 Overview - Most of the services we provide are dependent upon computer technology. Since early 1997, we have been analyzing and testing all of our information technology (IT) and non-IT data systems for possible Year 2000, or Y2K, problems and have been remediating any Y2K problems detected. As of May 31, 1999, we had analyzed five, or approximately 83%, of our six IT systems and had tested two, or approximately 33%, of our six IT systems for Y2K compliance. We are in the process of evaluating the analysis and testing of our non-IT systems to determine the completion status of our non-IT Y2K compliance efforts. We intend to complete all analysis by August 1999 and all testing and remediation by the end of December 1999 for both our IT and non-IT systems.



Claim Submission Program. We developed our Claim Submission Program IT software with a third party. We completed Y2K compliance analysis and testing on this software in February 1999 and have corrected all Y2K problems detected during that testing. In addition, we have upgraded the operating system on the hardware platform for the Claim Submission Program software to be Y2K compliant. We expect to conduct follow up testing and remediation, if necessary, on all Claim Submission Program IT software by the end of October 1999. Our Claim Submission Program also utilizes non-IT phone lines for electronic data transmission. We have been unable to confirm Y2K compliance with the third party provider of our phone services. In the event our telecommunications services experience Y2K-related failures, we would employ alternative, though less efficient, methods of data transmission, such as electronic tape transfer and hard copy data printouts.



Advance Pay Program. The IT component of our Advance Pay Program involves transporting data on rebate claims into a Microsoft Excel 97 software program which reformats the data to determine the amount of advance payments due to our retailer customers. Microsoft Excel 97 has been declared Y2K compliant by the vendor, which is consistent with our internal testing results. There are no non-IT functions involved in our Advance Pay Program. Because we do not anticipate any Y2K problems with our Advance Pay Program, we have not developed a Y2K failure contingency plan for the program.



PIN Program. The IT component of our PIN Program was developed by our internal programming staff with Microsoft Visual Foxpro version 6.0, which has been declared Y2K compliant by the vendor. We expect to complete testing and remediation, if necessary, of this program by the end of October 1999. As of May 1999, we had not detected any Y2K problems that would adversely affect this program. There are no non-IT functions upon which the PIN Program is dependent. We have not developed a Y2K failure contingency plan for the PIN Program because we do not believe the program will experience any Y2K-related failures.



ICN. The IT functions of our ICN website were developed by our internal programming staff using Web Connects Software, which has been declared Y2K compliant by the vendor. Background databases are programmed in Microsoft Visual Foxpro version 6.0, which has also been declared Y2K compliant by the vendor. Because the ICN system utilizes a 4-digit date field, we do not anticipate any Y2K problems. We expect to complete Y2K testing and remediation, if necessary, of this program by the end of October 1999. The only non-IT function of ICN involves telecommunications. We intend to establish a contingency plan involving other methods of data transmission for this component of ICN by December 1999.



Front-end Management Services. Our Front-end Management Services IT software was developed by a third party software developer with MacroMedia Director software, which has been declared Y2K compliant by the vendor. The developer also has confirmed that our customized Front-end Management Services software package is Y2K compliant. We expect to complete internal testing of this software by October 1999 and believe that any problems detected will be corrected by the developer before the end of 1999. There are no non-IT functions related to our Front-end Management Services. Because we do not anticipate Y2K issues, we have not developed a contingency plan for our Front-end Management Services.

Display Rack Manufacturing. Our Display Rack Manufacturing subsidiaries were acquired within the past five months. We are in the process of collecting data to verify Y2K compliance issues which may affect these subsidiaries. We intend to complete our Y2K analysis and testing for both the IT and non-IT systems of our manufacturing subsidiaries by the end of July 1999 and to then commence any required remediation work if any problems are detected.


     IT Systems - We intend to correct any Y2K deficiencies in our manufacturing subsidiaries' IT systems prior to the end of 1999. Our preliminary analysis and testing of our manufacturing subsidiaries' IT systems have revealed the following:

     - MYCO's primary computer system and all personal computers have been tested and verified in writing by the software vendor to be Y2K compliant. All of Chestnut's personal computers have passed Y2K compliance tests. We are continuing to analyze and test computers at our other manufacturing subsidiaries.

     - Our preliminary findings indicate that, with the exception of MYCO, the accounting software of all of our manufacturing subsidiaries is not Y2K compliant. We intend to select and implement a uniform Y2K compliant accounting package for all of our manufacturing subsidiaries by the end of 1999.

     - The billing software for all of our manufacturing subsidiaries is not Y2K compliant. We intend to upgrade or replace this software before the end of 1999.


     - Currently, the payroll software used by Brand and MYCO is Y2K complaint. The payroll software used by Yeager and Chestnut, however, is not Y2K compliant. We intend to replace all non-compliant payroll software with Y2K compliant programs by the end of 1999.

     - Certain aspects of MYCO's inventory and raw materials control software are not Y2K compliant. We intend to upgrade or replace this software by the end of 1999.


     - Brand utilizes a Novell network which is not currently Y2K compliant. We intend to correct this problem by the end of 1999.


     - Brand's cost sharing software is not Y2K compliant. Internal systems are currently being designed to replace this system and are expected to be implemented before the end of 1999.



     Non-IT Systems - Our non-IT manufacturing systems consist principally of software used in our manufacturing equipment and phone systems. Because our non-IT manufacturing systems are not significantly dependent upon date sensitive functions, we do not expect any material problems with these operations the event they are not fully Y2K compliant. We continue to assess and test the Y2K compliance status of our manufacturing and phone systems and intend to take necessary steps to ensure that these systems will be substantially Y2K compliant by the end of 1999. Our preliminary analysis and testing of our manufacturing subsidiaries' non-IT systems have revealed the following:



     - We believe the only non-IT systems used by MYCO are those pertaining to its manufacturing operations and its phone system. Based on our analysis, there do not appear to be any Y2K issues associated with MYCO's production process. MYCO's phone system has been orally declared compliant by the vendor.


     - The only non-IT systems in Chestnut's manufacturing operations involve a wire bender for which we have received written confirmation of Y2K compliance from the vendor. We are assessing the Y2K status of Chestnut's phone system.


     - Letters have been received from each vendor of Yeager's production equipment stating that this equipment is Y2K compliant. We are assessing the Y2K status of Yeager's phone system.



     - We are not aware of any Y2K problems relating to Brand's non-IT manufacturing systems. We are assessing the Y2K status of Brand's phone system.



Third Party Assessments - We have communicated orally or in writing with approximately 90% of our magazine wholesaler, national distributor and magazine publisher trading partners in order to assess their Y2K readiness. Based on those communications, we believe that almost all of those with whom we have communicated expect to be Y2K compliant before the end of 1999, and we do not presently have reason to believe that there will be significant Y2K problems with any of these third parties that would impair our normal operations. In addition to our oral communications with magazine wholesalers, national distributors and magazine publishers, we sent a letter in May 1999 to 139 magazine wholesalers to verify their Y2K compliance. We have received responses from 13, or 9%, of those contacted. Only one respondent indicated that it is not Y2K compliant, though it indicated that it intends to upgrade the noncompliant software by the end of June 1999. We intend to contact all parties who have failed to respond to our Y2K inquiries by August 1999.



We are in the process of making verbal and written Y2K inquiries of our vendors, suppliers and customers. We expect to complete these inquiries by August 1999. We have also communicated with our suppliers of non-IT operations and services (such as electricity and telecommunications providers). Based on these communications, we do not presently have reason to believe that there will be Y2K problems involving any of these third parties that would materially impair our operations. In the event any of our vendors or suppliers are not Y2K compliant by the end of 1999, we intend to establish relationships with other vendors or suppliers to replace those who are non-compliant.



Potential Y2K Risk - We believe that the most reasonably likely worst-case scenario due to our internal and third party external systems not being Y2K compliant would be the inability to perform the above-described services in a most time-efficient manner and thereby meet client deadlines. We depend on data, materials and other services from third parties in order to provide information and manufacturing services to our clients. If these third parties have problems supplying data, materials and other services to us, then deadlines for our clients may not be met. If our internal systems are not Y2K compliant, data, materials and services received from third parties cannot be processed in a timely manner. This could also lead to missed deadlines, which could have a negative impact on our relationships with our customers and a material and adverse effect on our financial condition and results of operations.


Contingency Plan - Currently, we have not completed a Y2K contingency plan. A final contingency plan will be developed upon completion of all system testing and is expected to be completed by the end of 1999.


Y2K Expenses - As of May 1999, we had incurred expenses of less than $10,000 for Y2K analysis, testing and remediation. We anticipate that our additional expenses in connection with our remaining Y2K compliance efforts will not exceed $40,000. We have not included any expenditures for Y2K compliance in our budget. There can be no assurance that our additional expenses, in particular in connection with our manufacturing subsidiaries, will not be significant.



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


On June 28, 1991, a predecessor of ours entered into a lease with 711 Gallimore Partnership in which William H. Lee, is a partner. Under the terms of the lease, 711 Gallimore Partnership leased office space to us in High Point, North Carolina. In fiscal 1998 and 1997, we paid 711 Gallimore Partnership $174,888 and $157,498, respectively, in rent.



In June 1999, we purchased the property that we leased from 711 Gallimore Partnership for $1.8 million in cash. Our Board appointed Timothy Braswell, an independent director, to negotiate this transaction on our behalf and, based on Mr. Braswell's recommendation, the Board determined that the terms of the purchase were fair to The Source.


COMPANY TRANSACTIONS

2532 Partnership, a North Carolina partnership in which Mr. Lee is a partner, has occasionally provided us with the use of an airplane. In fiscal 1999 and 1998, we paid 2532 Partnership $800 and $11,692, respectively, for use of the airplane.

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


For a description of certain loans made to Richard Jacobson, see Item 10 "Executive Compensation - Employment Agreements with Named Executive Officers."

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




1      SUMMARY OF                   Business
       ACCOUNTING
       POLICIES                     The Source Information Management Company
                                    (the "Company") is a provider of merchandise management information and related services primarily in connection with the display and marketing of magazines and other periodicals. The Company assists retailers in monitoring, documenting, claiming and collecting incentive payments, primarily from publishers of periodicals, and performs consulting and other services in exchange for commissions. The Company also obtains revenues from consulting and other services rendered to clients on other than a commission basis.


                                    The Company also designs and manufactures custom-designed product display units that are categorized as front-end merchandisers or point-of-purchase displays used by retailers and consumer product manufacturers nationwide.

                                    Principles of Consolidation


                                    The consolidated financial statements
                                    include the accounts of The Source
                                    Information Management Company and its
                                    wholly-owned subsidiaries (collectively, the
                                    "Company"). The results of operations of Source-Yeager Industries, Inc. and Source-U.S. Marketing Services, Inc. and its subsidiary are included in the accompanying financial statements as of the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.


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



                                    Front-end management revenues are
                                    recognized as services are performed.




                                    The Company generally recognizes
                                    manufacturing revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. This only occurs when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the product is
                                    segregated from other goods.  Sales
                                    recognized under such a bill and hold basis totaled approximately $3,600,000 during the year ended January 31, 1999.


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

                                    New Accounting Standards


                                    SFAS No. 130, "Reporting Comprehensive
                                    Income," was issued in June 1997.
                                    Comprehensive income is defined as net
                                    income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999, but had no "other" comprehensive income items for the years presented in the statements of income or accumulated as of the balance sheet date presented.


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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




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

                                    Unaudited Pro Forma Results of Operations

                                    Unaudited pro forma results of operations for 1997 and 1998 for the Company, MKA, PC2 Yeager and U.S. Marketing are listed below (in thousands):

                                    Year Ended January 31,                       1999            1998
                                    ------------------------------------------------------------------
                                    Total Revenues          As reported        $21,100         $11,804
                                                            Pro forma           38,959          37,889
                                    Net Income              As reported          3,867           1,589
                                                            Pro forma            1,747           3,920
                                    Earnings Per Share
                                        Basic               As reported        $   .42         $   .23
                                        Diluted             As reported            .40             .22
                                        Basic               Pro forma              .14             .38
                                        Diluted             Pro forma              .13             .37


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


                                 The Company entered into a consulting agreement with Herbert A. Hardt commencing on August 31, 1998 and ending November 25, 2000. The agreement requires the Company to issue a warrant, expiring January 31, 2001, to purchase 150,000 shares of Common Stock, which was independently appraised at $37,500. This value will be recognized as expense in relation to the vesting period of the warrant. The warrant vests 15,000 shares per quarter during each quarter of fiscal year 2000 and 22,500 shares per quarter during each quarter of fiscal year 2001.


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
                                 ------------------------------------------------------------------------------------


                                 The following options and warrants were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. All were still outstanding at January 31, 1999:

                                 Number of Shares
                                 Exerciseable Under         Exercise        Grant          Expiration
                                 Options/Warrants            Price           Date             Date
                                 ------------------         --------        -----          ----------
                                     5,000                  $ 7.38         11-30-98        11-30-08
                                   202,000                    7.81         12-14-98        12-14-08
                                   255,000                   10.88           1-7-99          1-7-09
                                   200,000                    8.40          6-15-98         6-15-03
                                   150,000                   10.00          8-31-98         1-31-01


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
                                                             --------------------------------------------------------

                                    The following table summarizes information about the stock options outstanding at January 31, 1999:

                                                                                   Remaining
                                                               Number             Contractual          Options
                                    Exercise Price           Outstanding         Life (Months)       Exercisable
                                -------------------------------------------------------------------------------------
                                         1.66                          89,256          40                     29,752
                                         2.42                          45,455         101                     18,182

                                         2.42                          16,445         101                      8,445
                                         2.66                          49,091         41                      16,364
                                         5.00                          70,000         116                     23,333
                                         5.00                          58,347         116                     17,014
                                         5.00                          50,000         116                     10,000
                                         5.13                          10,000         108                          0
                                         5.13                         360,000         108                          0
                                         5.30                          42,644         100                     42,644
                                         6.13                             910         113                        303
                                         6.63                          20,000         111                      4,000
                                         6.63                             910         111                        303
                                         7.38                           5,000         118                      1,000
                                         7.81                         202,000         118                          0
                                         10.88                        155,000         119                     31,000
                                         10.88                        100,000         119                     33,333
                                                                      -------                                 ------

                                                                    1,275,058                                235,673
                                -------------------------------------------------------------------------------------




                                 Options exercisable at January 31, 1999 totaled 235,673 with a weighted average exercise price of $5.82. Options exercisable at January 31, 1998 totaled 131,528 with a weighted average exercise price of $4.82. The weighted average fair value of each option granted during the year was $1.34 and $.61 (at grant date) in 1999 and 1998, respectively.


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
                                -------------------------------------------------- ----------------- ----------------

                                 Stock Award Plan


                                 In September 1996, the Company adopted its
                                 Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 1999 or 1998.


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
                                -------------------------------------------------------------------------------------


17.    MAJOR CUSTOMERS           For the year ended January 31, 1999, three
                                 customers accounted for approximately 38% of revenues. One of the three customers, Food
                                 Lion, Inc., accounted for approximately 27% revenues. There were no major customers during 1998.


18.    SUBSEQUENT EVENTS         Acquisitions

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


                                 Borrowings under the revolving credit facility bear interest at a rate equal to the monthly LIBOR index rate plus a percentage ranging from 2.0% to 3.5% depending upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest, at the Company's election, at either (i) the London Interbank Offered Rates for periods of 30, 60, 90 or 180 days, at our option, plus a percentage ranging from 2.0% to 3.5,%, depending upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization or (ii) the higher of the prime rate or the federal funds rate plus .5%. The credit facility is secured by an interest in substantially all of the Company's assets. Under the credit agreement, the Company will be required to maintain certain financial ratios.


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

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY

Date:  June 9, 1999                                           /s/ W. BRIAN RODGERS
                                                              --------------------
                                                              W. Brian Rodgers
                                                              Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


June 9, 1999                                                  /s/ S. LESLIE FLEGEL
                                                              --------------------
                                                              S. Leslie Flegel
                                                              Chairman of the Board, Chief Executive
                                                              Officer and Director
                                                              (Principal Executive Officer)

June 9, 1999                                                  /s/ W. BRIAN RODGERS
                                                              --------------------
                                                              W. Brian Rodgers
                                                              Secretary and Chief Financial Officer
                                                              (Principal Financial and Accounting Officer)

June 9, 1999                                                  /s/ RICHARD A. JACOBSEN
                                                              -----------------------
                                                              Richard A. Jacobsen
                                                              Vice Chairman, Chief Operating Officer and
                                                              Director

June 9, 1999                                                  /s/ WILLIAM H. LEE
                                                              ------------------
                                                              William H. Lee
                                                              Chief Administrative Officer and
                                                              Director

June 9, 1999                                                  /s/ ROBERT O. ADERS
                                                              -------------------
                                                              Robert O. Aders
                                                              Director

June 9, 1999                                                  /s/ TIMOTHY A. BRASWELL
                                                              -----------------------
                                                              Timothy A. Braswell
                                                              Director

June 9, 1999                                                  /s/ HARRY L. "TERRY" FRANC, III
                                                              -------------------------------
                                                              Harry L. "Terry" Franc, III
                                                              Director

June 9, 1999                                                  /s/ ARON KATZMAN
                                                              ----------------
                                                              Aron Katzman
                                                              Director

June 9, 1999                                                  /s/ RANDALL S. MINIX
                                                              --------------------
                                                              Randall S. Minix
                                                              Director

            EXHIBIT
            NUMBER                          DESCRIPTION
            ------                          -----------
              3.1             Articles of Incorporation(1)
              3.2             Bylaws(1)
              3.3             Amendment to Articles of Incorporation(2)
              3.4             Amendments to Bylaws(2)
              3.5             Amendment to Articles of Incorporation(3)
              3.6             Amendment to Articles of Incorporation*
              4.1             Form of Common Stock Certificate(2)
              4.2             Form of Representative's Warrants(2)
              4.3             Form of Privately Issued Warrant(2)
              9.1             Voting Agreement dated January 7, 1999 between S.
                              Leslie Flegel and Jonathan J. Ledecky.(4)
             10.1             Form of Indemnity Agreement with Officers and
                              Directors(1)
             10.2 Lease Agreement dated June 22, 1991 with 711 Gallimore Partnership(1)
             10.3 Addendum to the Lease Agreement, dated as of January 1, 1994, with 711 Gallimore Partnership(3)
             10.4 Addendum to the Lease Agreement, dated as of January 1, 1996, with 711 Gallimore Partnership(3)
             10.5             Addendum to the Lease Agreement, dated as of
                              April 1, 1996, with 711 Gallimore Partnership(3)
             10.6             Addendum to the Lease Agreement, dated as of
                              April 25, 1996, with 711 Gallimore Partnership(3)
             10.7 Amended and Restated Credit Agreement dated as of March 31, 1999 among The Source Information Management Company, its subsidiaries and Wachovia Bank National Association(4)
             10.8 The Source Information Management Company Amended and Restated 1995 Incentive Stock Option Plan (5)
             10.9             The Source Information Management Company Stock
                              Award Plan(6)
            10.10 Form of Employment Agreement with S. Leslie Flegel, William H. Lee and W. Brian
                              Rodgers(2)
            10.11 Employment and Non-Competition Agreement with James R. Gillis dated as of December 14, 1998*
            10.12 Employment Agreement with Richard A. Jacobsen dated as of March 24, 1999.*
            10.13             Agreement with Dwight L. DeGolia(2)
            10.14 Form of Financial Consulting Agreement with Donald & Co. Securities Inc.(2)
            10.15 Asset Purchase Agreement dated as of July 10, 1998 by and among The Source Information Management Company, PC-SUB, Inc. and Periodical Concepts.(7)
            10.16             Agreement and Plan of Merger dated as of
                              January 7, 1999 by and among The Source
                              Information Management Company, Source-U.S.
                              Marketing Services, Inc., U.S. Marketing
                              Services, Inc. and U.S. Marketing Shareholders.(8)
           10.17 Asset Purchase Agreement dated as January 7, 1999 by and among The Source Information Management Company and Yeager Industries, Inc.(8)
           10.18 Asset Purchase Agreement dated as of February 1, 1999 by and among The Source Information Management Company, Chestnut Display Systems, Inc. and Chestnut Display Systems (North), Inc.(9)
           10.19 Asset Purchase Agreement dated as of February 26, 1999 by and among The Source Information Management Company, MYCO, Inc. and RY, Inc.(9)
           10.20 Amendment to Asset Purchase Agreement dated as of February 26, 1999 by and among The Source Information Management Company, MYCO, Inc. and
                              RY, Inc.(9)
           10.21 Asset Purchase Agreement dated March 19, 1999 between The Source Information Management Company, The Source-Canada Corp. and 132127 Canada Inc.*
           10.22 Real Estate Sale Contract dated as of April 20, 1999 by and between 711 Gallimore Partnership and The Source Information Management Company*
           10.23              Consulting agreement dated August 31, 1998
                              between Herbert A. Hardt and The Source
                              Information Management Company*
            21.1              Subsidiaries of the Company*
            23.1              Consent of BDO Seidman, LLP**
----------


*  Previously filed.
** Filed herewith.


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