Form 10-Q
period 1999-04-30
SOURCE INFORMATION MANAGEMENT CO
filed 1999-06-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended April 30, 1999

         [   ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from           to

         Commission file number   1-13437
                                  -----------

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     MISSOURI                                43-1710906
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]      No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                      Outstanding on June 8, 1999

           Common Stock, $.01 Par Value         13,665,273
                                                         -------------------

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              April 30, 1999 and January 31, 1999

              Consolidated Statements of Income for
              the three months ended April 30, 1999 and 1998

              Consolidated Statements of Comprehensive Income for the three months ended April 30, 1999 and 1998

              Consolidated Statement of Stockholders'
              Equity for the three months ended April 30, 1999

              Consolidated Statements of Cash Flows for the three months ended October 31, 1999 and 1998

              Notes to Consolidated Financial Statements

ITEM 2.       Management's Discussion and Analysis


                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

ITEM 2.       Changes in Securities

ITEM 3.       Defaults Upon Senior Securities

ITEM 4.       Submission of Matters to a Vote of Security Holders

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K






                                                                                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                                 CONSOLIDATED BALANCE SHEETS

                                                                                                             (unaudited)
                                                                                       January 31, 1999     April 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                             $        752,695    $       1,267,171
      Trade receivables (net of allowance for doubtful accounts of $469,658 and
      $1,327,229)                                                                            32,593,428           40,220,093
      Income taxes receivable                                                                   262,877                    -
      Notes receivable - officers (Note 2)                                                            -              173,571
      Inventories (Note 3)                                                                    1,395,699            2,478,077
      Other current assets                                                                      263,692              936,778
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         35,268,391           45,075,690
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                            120,000              820,000
Manufacturing plant                                                                             680,000            4,581,650
Office equipment and furniture                                                                5,713,459            7,732,066
-----------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                                 6,513,459           13,133,716
Less accumulated depreciation and amortization                                                3,179,359            3,393,890
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                             3,334,100            9,739,826
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Notes receivable - officers (Note 2)                                                            -              801,429
      Goodwill, net of accumulated amortization of $648,600 and $1,178,881  (Note 4)         29,608,254           43,383,945
      Other                                                                                     789,307            2,035,244
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                           30,404,561           46,220,618
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $     69,007,052    $     101,036,134
-----------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.



                                                                                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                                 CONSOLIDATED BALANCE SHEETS

                                                                                                              (unaudited)
                                                                                        January 31, 1999     April 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                             $        2,876,922    $     1,551,286
     Accounts payable and accrued expenses                                                      3,727,529          8,653,912
     Income taxes payable                                                                               -            249,798
     Due to retailers                                                                           2,737,077          1,721,835
     Deferred revenues                                                                          3,129,241            882,211
     Deferred income taxes                                                                        718,000            703,000
     Current maturities of long-term debt (Note 5)                                                 66,057            977,283
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      13,254,826         14,739,325
-----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                                3,442,000         29,197,723
-----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                                   -             18,600
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                              16,696,826         43,955,648
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 11,751,425 issued, of which 8,000 are being held as Treasury Stock at January 31,
     1999 and 13,671,735 issued, of which 8,000 is being held as Treasury
     Stock at April 30, 1999                                                                      117,513            136,716
     Preferred Stock, $.01 par - shares authorized, 2,000,000; 1,473,281 and
     -0- issued and outstanding, respectively at January 31, 1999 and April                        14,733                  -
     30, 1999                                                                                      14,733                  -
     Additional paid-in-capital                                                                46,451,971         49,298,707
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                 46,584,217         49,435,423
Other comprehensive income                                                                              -             25,008
Retained earnings                                                                               5,767,140          7,661,186
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                           52,351,357         57,121,617
Less:  Treasury Stock (8,000 shares at cost)                                                     (41,131)           (41,131)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     52,310,226         57,080,486
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $       69,007,052    $   101,036,134
-----------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.




                                                                                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                           CONSOLIDATED STATEMENTS OF INCOME
                                                                                                                 (UNAUDITED)

Three Months Ended April 30,                                                                   1998                 1999
-----------------------------------------------------------------------------------------------------------------------------

Service Revenues                                                                    $         3,595,202      $     3,553,126
Manufacturing Revenues                                                                                -           12,926,561
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              3,595,202           16,479,687
-----------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                                                      1,566,407            1,980,381
Cost of Goods Sold                                                                                    -            7,631,658
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              1,566,407            9,612,039
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              2,028,795            6,867,648
Selling, General and Administrative Expense                                                     666,674            3,333,624
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                              1,362,121            3,534,024
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                                         588                7,306
            Interest expense                                                                  (120,243)            (295,069)
            Other                                                                               (2,819)              138,849
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                                  (122,474)            (148,914)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                                    1,239,647            3,385,110
Income Tax Expense                                                                              513,000            1,491,064
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $           726,647      $     1,894,046
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Basic                                                          $               .09      $           .15
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 6)                                       8,017,828           12,573,994
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                                                        $               .09      $           .13
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 6)                                     8,499,070           14,556,976
-----------------------------------------------------------------------------------------------------------------------------





                                                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                                                 (UNAUDITED)

Three Months Ended April 30,                                                                   1998                 1999
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                                          $           726,647      $     1,894,040
Foreign Currency Translation Adjustment                                                               -               25,008
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                            726,647            1,919,054
-----------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.




                                                                                 THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                               (UNAUDITED)
                                                                                                    (dollars in thousands)

                                                                                    Other
                         Preferred Stock      Common Stock    Additional           Compre-   Treasury Stock      Total
                        ------------------------------------  Paid - in Retained   hensive   ---------------- Stockholders'
                          Shares   Amount   Shares    Amount   Capital  Earnings    Income   Shares  Amount     Equity
---------------------------------------------------------------------------------------------------------------------------

Balance, January 31,     1,473,281    $15 11,751,425     $117   $ 46,452  $ 5,767      $   -  8,000  $  (41)     $  52,310
1999

Conversion of Class A   (1,473,281)   (15) 1,473,281       15                                                            -
Preferred Stock to
Common Stock

Exercise of stock                             26,700        -        137                                               137
options

Warrants issued for                                                  17                                                 17
consulting services

Acquisition of MYCO,                         134,615        1       874                                                875
Inc.  (Note 4)

Acquisition of                               285,714        3     1,819                                              1,822
Chestnut Display
Systems, Inc. (Note 4)

Foreign currency                                                                          25                            25
translation adjustment

Net income for the                                                          1,894                                    1,894
quarter

---------------------------------------------------------------------------------------------------------------------------
Balance, April, 1999             -   $  - 13,671,735   $  136   $ 49,299 $  7,661       $ 25  8,000  $  (41)     $  57,080
---------------------------------------------------------------------------------------------------------------------------



                    See accompanying notes to consolidated financial statements.




                                                                             THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                           (UNAUDITED)

Three Months Ended April 30,                                                                 1998             1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                        $       726,647   $   1,894,046
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        124,411         773,779
          Provision for losses on accounts receivable                                                -          35,878
          Impairment of investment in limited partnership                                        5,000           5,000
          Deferred income taxes                                                                 48,000           3,600
          Services received in exchange for Common Stock Warrants                                    -          17,256
          Other                                                                                      -          13,260
          Changes in assets and liabilities:
             Increase in accounts receivable                                               (2,172,458)       (415,439)
             Decrease in inventories                                                                 -         809,761
             Decrease (increase) in other assets                                               341,185       (749,830)
             Increase (decrease) in checks issued against future                               447,337     (1,325,636)
             deposits
             Increase (decrease)  in accounts payable and accrued                              437,665     (1,003,959)
             expenses
             Decrease in deferred revenues                                                           -     (2,247,030)
             Decrease in amounts due customers                                               (434,625)     (1,015,242)
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                            (476,838)     (3,204,556)
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
     Acquisition of Chestnut Display Systems, Inc., net of cash
     acquired                                                                                        -     (3,456,556)
     Acquisition of MYCO, Inc., net of cash acquired                                                 -    (13,368,359)
     Acquisition of 132127 Canada Inc. (Promark), net of cash
     acquired                                                                                        -       (848,075)
     Capital expenditures                                                                    (127,506)       (182,271)
     Loans to officers                                                                               -       (975,000)
     Increase in cash surrender value of life insurance                                       (14,668)        (16,282)
     Other                                                                                           -         (3,286)
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (142,174)     (18,849,829)
-----------------------------------------------------------------------------------------------------------------------





                    See accompanying notes to consolidated financial statements.
8

THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                           (UNAUDITED)

Three Months Ended April 30,                                                                 1998             1999
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                                     11,659         137,525
     Borrowings under credit facility                                                       10,750,000      45,794,000
     Principal payments on credit facility                                                (10,042,000)     (23,189,000)
     Repayments under short-term debt agreements                                              (17,853)         (1,774)
     Deferred loan costs                                                                             -       (143,882)
     Registration costs                                                                              -        (28,008)
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          701,806      22,568,861
-----------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                                82,794         514,476

CASH, beginning of period                                                                       31,455         752,695
-----------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                    $       114,249   $   1,267,171
-----------------------------------------------------------------------------------------------------------------------




                    See accompanying notes to consolidated financial statements.

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



1. BASIS OF PRESENTATION            The consolidated financial statements as of
                                    April 30, 1999 and for the three month
                                    periods ended April 30, 1999 and 1998,
                                    include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented.

                                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended January 31, 1999. The results of operations for the three month period ended April 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

                                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RELATED PARTY                    In connection with his employment with the
   TRANSACTIONS                     Company, Richard Jacobsen received
                                    two loans from the Company in
                                    the amounts of $600,000 ("Loan 1") and
                                    $375,000 ("Loan 2"). Loan 1, including
                                    interest, will be forgiven over a 5-year term and Loan 2, including interest, will be forgiven over a 7-year term, provided, in each case, that Mr. Jacobsen remains an employee of the Company. The loans bear interest at 5% per annum.

                                    In May 1999, we purchased our leased
                                    facility in High Point, North Carolina for
                                    $1.8 million. The facility was owned by a partnership in which stockholders of the Company were partners. The Board of Directors appointed Timothy Braswell, an independent director, to negotiate the transaction on the Company's behalf and, based on Mr. Braswell's recommendation, the Board believes the terms of the purchase were fair to the Company.

3. INVENTORIES                      Inventories consist of the following:



                                                                                       January 31,        April 30,
                                                                                           1999              1999
                                 ------------------------------------------------------------------------------------

                                 Raw materials                                              576,101    $   1,026,135
                                                                                    $                              5
                                 Work-in-process                                            805,932          901,594
                                 Finished goods                                              13,666          550,348
                                 ------------------------------------------------------------------------------------

                                                                                          1,395,699    $   2,478,077
                                                                                    $                              7
                                 ------------------------------------------------------------------------------------

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------




4. BUSINESS COMBINATIONS            Acquisition of Periodical Concepts

                                    On July 27, 1998, the Company acquired all the assets of Periodical Concepts, a Texas general partnership doing business as PC2, for $2,500,000 in cash. Prior to the acquisition, PC2 provided information and marketing services to retail stores selling magazines and other periodicals. The Company intends to continue the operation of this business and does not intend to substantially change the nature of PC2's operation.

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

                                    Acquisition of Yeager Industries, Inc.

                                    On January 7, 1999, the Company acquired the net assets of Yeager Industries, Inc. for $2.3 million in cash and 164,289 shares of the Company's Common Stock, valued at the time of the acquisition at $1.15 million. The purchase price could be increased by up to $500,000 depending on Yeager's performance over the next two years. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania.

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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


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

                                    Unaudited pro forma results of operations for 1998 and 1999 for the Company and U.S. Marketing are listed below (in thousands):



                                Year Ended January 31,                                          1998            1999
                                -------------------------------------------------------------------------------------

                                Total Revenues                As reported                $    11,804   $      21.100
                                                              Pro forma                       31,405          33,539
                                Net Income                    As reported                      1,589           3,867
                                                              Pro forma                        3,821           1,695
                                Earnings Per Share
                                    Basic                     As reported                $       .23   $         .42
                                    Diluted                   As reported                        .22             .40
                                    Basic                     Pro forma                          .37             .14
                                    Diluted                   Pro forma                          .37             .13
                                -------------------------------------------------------------------------------------

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                                   Acquisition of Chestnut Display Systems, Inc.

                                    On February 1, 1999 the Company acquired the net assets of Chestnut Display Systems, Inc. and its affiliate Chestnut Display Systems (North), Inc. for $3.6 million in cash and 285,714 shares of the Company's Common Stock, valued at the time of acquisition at $1.8 million. The purchase price for Chestnut may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid 50% in cash and 50% in shares of Common Stock. The shares will be valued using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share. Chestnut manufactures front-end display racks from facilities in Greenville, South Carolina and Jacksonville, Florida.

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $3,496,000 and is being amortized straight line over 20 years.

                                    Acquisition of MYCO, Inc.

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

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $9,923,000 and is being amortized straight line over 20 years.

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

                                    Acquisition of 132127 Canada, Inc.

                                    On March 23, 1999 the Company also purchased the net assets of 132127 Canada, Inc., known as ProMark, for $1.5 million Canadian. ProMark is a Canadian corporation headquartered in Toronto which provides rebate and information services to retail customers throughout Canada.

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $639,000 and is being amortized straight line over 20 years.

5.     LONG-TERM DEBT               Long-term debt consists of:
       AND REVOLVING
       CREDIT FACILITY

                                                                                     January 31,         April 30,
                                                                                        1999                1999
                                 ------------------------------------------------------------------------------------

                                 Revolving Credit Facility                         $    3,202,000     $   10,807,000

                                 Term note payable to bank                                      -         15,000,000

                                 Industrial Revenue Bonds                                       -          4,000,000

                                 Unsecured note payable to former owners of
                                 acquired Company, non-interest bearing, payable
                                 in five equal annual installments beginning in
                                 November 1999                                            300,000            300,000

                                 Term note payable in monthly installments of $629 through November 1999, collateralized by an automobile

                                                                                            6,057              4,283

                                 Capital leases                                                 -             63,723

                                 ------------------------------------------------------------------------------------
                                 Total Long-term Debt                                   3,508,057         30,175,006

                                 Less current maturities                                   66,057            977,283
                                 ------------------------------------------------------------------------------------

                                 Long-term Debt                                    $    3,442,000     $   29,197,723
                                 ------------------------------------------------------------------------------------

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

                                    In connection with the acquisition of MYCO, Inc., the Company assumed the liabilities of MYCO's Industrial Revenue Bonds. On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Wachovia Bank, N.A. has issued a rolling 13-month letter of credit for $4.1 million to the Company. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The letter of credit is secured by substantially all of the assets of the Company. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are 1% per annum of the outstanding bond principal plus accrued interest.

6. EARNINGS PER SHARE               A reconciliation of the denominators of the
                                    basic and diluted earnings per share
                                    computations are as follows:


                                Three Months Ended April 30,                                        1998        1999
                                -------------------------------------------------------------------------------------
                                Weighted average number of common shares
                                outstanding                                                    8,017,828  12,573,994

                                Effect of dilutive securities - stock options
                                and warrants                                                     481,243   1,982,982
                                -------------------------------------------------------------------------------------

                                Weighted average number of common shares
                                outstanding - as adjusted                                      8,499,070  14,556,976
                                -------------------------------------------------------------------------------------


                                    The following options and warrants were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. All were still outstanding at April 30, 1999.

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------




                                      Number of Shares
                                     Exercisable Under
                                      Options/Warrants          Exercise Price        Grant Date     Expiration Date
                                ----------------------------- -------------------- ----------------- -----------------

                                          125,000                    11.41             3/16/99           3/16/09
                                ----------------------------- -------------------- ----------------- -----------------

7. SUPPLEMENTAL CASH FLOW           Supplemental information on interest and
   INFORMATION                      income taxes paid is as follows:


                                 Three Months Ended April 30,                              1998                 1999
                                 ------------------------------------------------------------------------------------

                                 Interest                                         $     121,000        $     169,000

                                 Income Taxes                                     $     189,000        $   1,040,900
                                 ------------------------------------------------------------------------------------


                                    In connection with the acquisitions in
                                    January 1999, the Company issued 2,091,008 shares of Common Stock and 1,473,281 shares of Class A Convertible Preferred Stock which were converted to an equal number of common shares on March 30, 1999.

                                    In connection with the acquisitions in
                                    February 1999, the Company issued 420,329 shares of Common Stock.

8. SEGMENT FINANCIAL                The reportable segments of the Company are
   INFORMATION                      claims submission and other information
                                    services and display rack manufacturing.
                                    Segment operating results are measured based on income before taxes.

                                             Claims
                                           Submission
                                            and Other
                                           Information         Display Rack
                                            Services           Manufacturing      Eliminations             Total
----------------------------------------------------------------------------------------------------------------------
APRIL 30, 1998
------------------------------------
Revenues                              $        3,595,202      $             -       $           -  $        3,595,202
Depreciation and amortization                    124,411                    -                   -             124,411
Income before income taxes                     1,239,647                    -                   -           1,239,647
Total Assets                                  25,734,687                    -                   -          25,734,687
Capital Expenditures                             127,506                    -                   -             127,506

APRIL 30, 1999
------------------------------------
Revenues                                       4,225,610           12,926,561           (672,484)          16,479,687
Depreciation and amortization                    192,394              581,385                   -             773,779
Income before income taxes                     1,102,232            2,282,878                   -           3,385,110
Total Assets                                  33,983,121           67,483,037                   -         101,466,158
Capital Expenditures                             140,059               42,212                   -             182,271
----------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We derive our revenues from (1) providing information and management services for retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of general merchandise sold at checkout counters and (2) manufacturing display racks used by retailers at checkout counters.

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

We generally recognize manufacturing revenues as products are shipped to customers. When we receive payment prior to shipment, we record the amount as deferred revenues and recognize the amount as revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. In this case revenue is recognized when the manufacturing and earnings processes are complete, which is when the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the products are segregated from other goods. In our manufacturing segment, we also receive trucking revenues for transporting racks, warehousing revenues for storing racks and consulting revenues for providing consulting service relating to our manufacturing. We generally recognize trucking revenues as shipments are completed. Consulting and warehousing revenues are recognized when services are rendered.

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

See Note 8 in the "Notes to Consolidated Financial Statements" for certain financial information on our two business segments, which are claims submission and other information services, and display rack manufacturing.

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:


                                                                                    THREE MONTHS ENDED
                                                                                         APRIL 30,
                                                                                         ---------
                                                                                      1998         1999
                                                                                      ----         ----
Service Revenues                                                                      100.0%       21.6%
Manufacturing Revenues                                                                 -.-         78.4
                                                                                      ----         ----
    Total Revenues                                                                    100.0       100.0
Cost of Service Revenues                                                               43.6        12.0
Cost of Goods Sold                                                                    -.-          46.3
                                                                                      -----       -----
    Gross Profit                                                                       56.4        41.7
Selling, General and Administrative Expense                                            18.5        20.2
                                                                                      -----       -----
    Operating Income                                                                   37.9        21.5
Interest Expense, Net                                                                  (3.3)       (1.7)
Other Income (Expense), Net                                                            (0.1)        0.8
                                                                                      -----       -----
Income Before Income Taxes                                                             34.5        20.6
                                                                                      -----       -----
    Net Income                                                                         20.2%       11.5%
                                                                                      =====       =====


Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN and front-end management, accounted for approximately 21.6% and 38.3% of our revenues and operating income, respectively, for the quarter ended April 30, 1999. Service revenues of $3.6 million were flat compared to the first quarter of the prior year as a result of a decrease in front-end management revenues offset by an increase in revenues from the Claim Submission and Advance Pay Programs. The decrease in revenues from front-end management resulted from our acquisitions of display rack manufacturers.

Manufacturing Revenues. On January 7, 1999, we acquired Yeager and U.S. Marketing. On February 1, 1999, and February 28, 1999, we acquired Chestnut and MYCO, respectively. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks accounted for approximately 78.4% and 61.7% of our revenues and operating income, respectively, for the quarter ended April 30, 1999. Manufacturing revenues were $12.9 million in the first quarter of this year. There were no manufacturing revenues in the first quarter of fiscal 1999.

Gross Profit. Gross profit increased to $6.8 million for the quarter ended April 30, 1999 from $2.0 million for the quarter ended April 30, 1998, an approximately $4.8 million, or 238.5%. Approximately $5.3 million of the increase in gross profit was due to our recently acquired manufacturing subsidiaries. Gross margin of the service segment decreased to 44.3% for the quarter ended April 30, 1999 from 56.4% for the quarter ended April 30, 1998. The reason for the decrease was the formation of a unified marketing and sales team that services both the service and manufacturing segments. All of the team's costs are included as costs of service revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $3.3 million for the quarter ended April 30, 1999 from $667,000 for the quarter ended April 30, 1998, an increase of $2.7 million, or 400.0%. Of the total, approximately $2.4 million was attributable to our recently acquired manufacturing subsidiaries. The remaining $300,000 increase was attributable to our services segment. Selling, general and administrative expense as a percentage of revenues increased from 18.5% for the quarter ended April 30, 1998 to 20.2% for the quarter ended April 30, 1999.

Operating Income. Operating income increased to $3.5 million for the quarter ended April 30, 1999 from $1.4 million for the quarter ended April 30, 1998, an increase of $2.1 million, or 159.5%. As a percentage of revenues, operating income decreased to 21.5% for the quarter ended April 30, 1999 from 37.9% for the quarter ended April 30, 1998. Approximately

$2.9 million of operating income was attributable to the recently acquired manufacturing subsidiaries. Approximately $600,000 was attributable to the services segment.

Interest Expense. Interest expense increased $175,000 compared to the quarter ended April 30, 1998, principally due to the increased borrowings used to fund our manufacturing acquisitions and the assumption of the $4 million in industrial revenue bonds in connection with the MYCO acquisition.

Income Tax Expense. The effective income tax rates for the quarters ended April 30, 1999 and 1998 were 44.0% and 41.4%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

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

During fiscal 1999, 1998 and 1997, we advanced approximately $59.8 million, $41.7 million and $16.7 million, respectively, under the Advance Pay Program. These advances grew by 43.4% from fiscal 1998 to fiscal 1999 and from 149.7% from fiscal 1997 to fiscal 1998. The primary source of funding the advances is our credit facility, which is discussed below. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash used by operating activities was $3.2 million for the quarter ended April 30, 1999 compared to $477,000 for the quarter ended April 30, 1998.

Net cash used in investing activities was $18.8 million for the quarter ended April 30, 1999 and $142,000 for the quarter ended April 30, 1998. The increase was due primarily to the acquisitions during the quarter. Net cash provided by financing activities was $22.6 million in the quarter ended April 30, 1999 and $702,000 in the quarter ended April 30, 1998. The increase was due primarily to the advances on the revolving credit facility that were used for the acquisitions.

Our service business has not required significant capital expenditures. As a result, at April 30, 1999, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2000.

At April 30, 1999, our total long-term debt obligations were approximately $30.2 million. In March 1999, we amended and restated our Credit Agreement with Wachovia Bank, N.A. to provide for a $15.0 million term loan and a $15.0 million revolving credit facility. Proceeds of the term loan, which were received on March 31, 1999, were used to fund our recent acquisitions and borrowings under the revolving credit facility were used for general corporate purposes, including funding our Advance Pay Program. The Credit Agreement is secured by an interest in substantially all of our assets. Principal on the term loan is payable in twelve consecutive quarterly installments beginning on August 1, 1999, with the final payment due May 1, 2002. The first quarterly payment amount is $900,000. Quarterly installments increase by $350,000 each August 1st. For the term loan, the interest rate will be periodically adjusted based on various interest rate calculation formulas that we can choose from.
At April 30, 1999, the interest rate for the term loan was 7.4388%.

At June 8, 1999, we had outstanding approximately $7.6 million and approximately $7.4 million of availability under the revolving credit facility. The revolving credit facility bears interest at a variable rate based on the London Interbank Offered Rate and carries a facility fee of 0.375% per annum on the average daily balance of the unused portion. The revolving credit facility has no termination date, although Wachovia Bank has the right to terminate the facility upon not less than thirteen (13) months prior written notice. We believe that Wachovia will not terminate this arrangement in the foreseeable future. However, should Wachovia terminate the credit facility, we would be required to use funds from operations, obtain other financing or issue equity securities to repay the debt. If we were unable to obtain alternative financing, our ability to fund the Advance Pay Program would be substantially impaired.

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

In connection with the acquisition of MYCO, Inc., the Company assumed the liabilities of MYCO's Industrial Revenue Bonds. On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Wachovia has issued a rolling 13-month letter of credit for $4.1 million to us. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The letter of credit is secured by substantially all of our assets. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are 1% per annum of the outstanding bond principal plus accrued interest.

In June 1999, we purchased our leased facility in High Point, North Carolina for $1.8 million. We financed this purchase through available borrowings under our revolving credit facility. Wachovia has committed to a $1.6 million increase in available borrowings under the revolving credit facility and will hold a deed of trust on the High Point property.

We believe that our cash flow from operations together with our revolving line of credit and the proceeds from our proposed common stock offering will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. We adopted SFAS No. 130 in the first quarter of fiscal 1999.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. See Note 8 in the "Notes to Consolidated Financial Statements."

SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expenses as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will have no material effect on the financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the results of operations, financial position or cash flows.

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

     - Currently, the payroll software used by Brand and MYCO is Y2K compliant. The payroll software used by Yeager and Chestnut, however, is not Y2K compliant. We intend to replace all non-compliant payroll software with Y2K compliant programs by the end of 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) A Special Meeting of the Shareholders of the Company was held on March 30, 1999. Of the 12,168,299 shares entitled to vote at such meeting, 7,127,741 shares were present at the meeting in person or by proxy.

(c) The proposal to issue 1,473,281 shares of the Common Stock of the Company upon the conversion of the Class A Convertible Preferred Stock was approved. The number of shares voted for, against and withheld were as follows:

                   For                Against              Withheld

                4,748,460             524,904               21,915

         The proposal to amend the Company's Articles of Incorporation to increase authorized shares of Common Stock to 40,000,000 shares was approved. The number of shares voted for, against and withheld were as follows:

                   For                Against              Withheld

                6,947,521             179,964               19,845

         The proposal to amend the Company's 1995 Incentive Stock Option Plan to increase the number of shares of the Company's Common Stock available under the Stock Plan by 1,000,000 shares was approved. The number of shares voted for, against and withheld were as follows:

                   For                Against              Withheld

                7,043,718              84,023               19,589


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) The following Current Reports on Form 8-K were filed during the quarter ended April 30, 1999.

         (i) The Company's Current Report on Form 8-K dated March 11, 1999, relating to the acquisitions of Chestnut Display Systems, Inc. and MYCO, Inc. on February 26, 1999.

         (ii) The Company's Current Report on Form 8-K/A dated March 23, 1999 (for the acquisition of U.S. Marketing Services, Inc. on January 7, 1999), relating to the consolidated financial statements of U.S. Marketing Services, Inc., together with the related Report of Independent Public Accountants, for the period from March 25, 1998 (inception) through December 31, 1998; combined financial statements of Brand Manufacturing Corp. ("Brand") and TCE Corporation ("TCE"), together with the related Report of Independent Public Accountants, for the period from January 1, 1998 through May 20, 1998; financial statements of Brand, together with the related Report of Independent Auditors, for they ear ended December 31, 1997; financial statements of TCE together with the related Report of Independent Auditors, for the year ended December 31, 1997; pro forma financial information; unaudited pro forma combined condensed balance sheet as of October 31, 1998, including notes thereto; unaudited pro forma combined condensed statement of operations for the nine months ended October 31, 1998 and for the year ended January 31, 1998, including notes thereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  June 14, 1999                      /S/ W. BRIAN RODGERS
                                          --------------------
                                          W. Brian Rodgers
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number           Description
-------          -----------
27.1             Financial Data Schedule (Filed in EDGAR version only)