Form 10-Q
period 1999-07-31
SOURCE INFORMATION MANAGEMENT CO
filed 1999-09-14
CIK 943605

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended July 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number   1-13437

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)


       MISSOURI                                                43-1710906
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                         Outstanding on September 1, 1999

  Common Stock, $.01 Par Value                  16,673,891

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                               Page
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              July 31, 1999 and January 31, 1999

              Consolidated Statements of Income for the three months and six months ended July 31, 1999 and 1998

              Consolidated Statements of Comprehensive Income for the three months and six months ended July 31, 1999 and 1998

              Consolidated Statement of Stockholders'
              Equity for the six months ended July 31, 1999

              Consolidated Statements of Cash Flows for the six months ended July 31, 1999 and 1998

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

ITEM 4.       Submission of Matters to a Vote of Security Holders

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                     CONSOLIDATED BALANCE SHEETS

                                                                     (unaudited)

                                                                                       January 31, 1999     July 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                             $        752,695     $      2,897,322
      Trade receivables (net of allowance for doubtful accounts of $469,658 and              32,593,428           44,760,857
      $987,858)
      Income taxes receivable                                                                   262,877                    -
      Notes receivable - officers (Note 2)                                                            -              173,571
      Inventories (Note 3)                                                                    1,395,699            3,425,176
      Other current assets                                                                      263,692            1,017,818
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         35,268,391           52,274,744
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                            120,000            1,331,875
Manufacturing plant                                                                             680,000            5,885,508
Office equipment and furniture                                                                5,713,459            9,449,127
-----------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                                 6,513,459           16,666,510
Less accumulated depreciation and amortization                                                3,179,359            4,890,280
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                             3,334,100           11,776,230
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Notes receivable - officers (Note 2)                                                            -              801,429
      Goodwill, net of accumulated amortization of $648,600 and $1,764,560  (Note 4)         29,608,254           44,536,888
      Deferred tax asset                                                                          7,000                    -
      Other                                                                                     789,307            2,075,533
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                           30,404,561           47,413,850
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $     69,007,052    $     111,464,824
-----------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                                     (unaudited)

                                                                                        January 31, 1999     July 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT
     Checks issued against future deposits                                              $       2,876,922    $       446,851
     Accounts payable and accrued expenses                                                      3,727,529          4,783,688
     Income taxes payable                                                                               -            815,740
     Due to retailers                                                                           2,737,077          4,766,001
     Deferred revenues                                                                          3,129,241            277,223
     Deferred income taxes                                                                        718,000            683,000
     Current maturities of long-term debt (Note 5)                                                 66,057            375,472
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      13,254,826         12,147,975
-----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                                3,442,000          3,983,407
-----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                                   -            397,462
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                              16,696,826         16,528,844
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 11,751,425 issued, of which 8,000 are being held as Treasury Stock at January 31,
     1999 and 16,681,891 issued, of which 8,000 is being held as Treasury                         117,513            166,817
     Stock at July 31, 1999
     Preferred Stock, $.01 par - shares authorized, 2,000,000; 1,473,281 and
     -0- issued and outstanding, respectively at January 31, 1999 and July 31,                     14,733                  -
     1999
     Additional paid-in-capital                                                                46,451,971         85,288,989
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                 46,584,217         85,455,806
Other comprehensive income                                                                              -           (69,039)
Retained earnings                                                                               5,767,140          9,590,344
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                           52,351,357         94,977,111
Less:  Treasury Stock (8,000 shares at cost)                                                     (41,131)           (41,131)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     52,310,226         94,935,980
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $       69,007,052    $   111,464,824
-----------------------------------------------------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (UNAUDITED)

                                                         Three Months Ended July 31,          Six Months Ended July 31,
                                                             1998             1999              1998             1999
-----------------------------------------------------------------------------------------------------------------------------

Service Revenues                                         $   3,580,588  $      3,780,339    $    7,175,790    $    7,333,465
Manufacturing Revenues                                               -        12,203,597                 -        25,130,158
-----------------------------------------------------------------------------------------------------------------------------
                                                             3,580,588        15,983,936         7,175,790        32,463,623
-----------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                     1,579,499         2,267,465         3,145,906         4,247,846
Cost of Goods Sold                                                   -         6,850,675                 -        14,482,333
-----------------------------------------------------------------------------------------------------------------------------
                                                             1,579,499         9,118,140         3,145,906        18,730,179
-----------------------------------------------------------------------------------------------------------------------------
                                                             2,001,089         6,865,796         4,029,884        13,733,444
Selling, General and Administrative Expense                    553,247         3,120,124         1,219,921         6,453,748
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                             1,447,842         3,745,672         2,809,963         7,279,696
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                      9,692            35,327            10,280            42,633
            Interest expense                                  (98,635)         (401,066)         (218,878)         (696,135)
            Other                                              (3,131)            35,095           (5,950)           173,944
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                  (92,074)         (330,644)         (214,548)         (479,558)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                   1,355,768         3,415,028         2,595,415         6,800,138
Income Tax Expense                                             565,000         1,485,870         1,078,000         2,976,934
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                               $     790,768  $      1,929,158    $    1,517,415    $    3,823,204
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Basic                               $         .09  $            .13    $          .18    $          .28
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 6)      8,720,594        14,644,334         8,375,035        13,622,388
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                             $         .09  $            .12    $          .17    $          .25
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note       9,238,183        16,053,969         8,865,692        15,314,751
6)
-----------------------------------------------------------------------------------------------------------------------------


                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (UNAUDITED)


                                                         Three Months Ended July 31,          Six Months Ended July 31,
                                                             1998             1999              1998             1999
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                               $     790,768  $      1,929,158    $    1,517,415    $    3,823,204
Foreign Currency Translation Adjustment                              -          (94,047)                 -          (69,039)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                     $     790,768  $      1,835,111    $    1,517,415    $    3,754,165
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)
                                                          (dollars in thousands)

                                                                                            Other
                                                                   Additional              Compre-                       Total
                            Preferred Stock      Common Stock       Paid - in   Retained   hensive   Treasury Stock  Stockholders'
                         --------------------------------------                                    ----------------
                           Shares    Amount   Shares    Amount      Capital     Earnings   Income   Shares   Amount     Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1999  1,473,281  $  15  11,751,425  $  117      $ 46,452   $   5,767    $    - 8.000   $   (41)   $   52,310

Conversion of Class A     (1,473,281)   (15)  1,473,281      15                                                                  -
Preferred Stock to
Common Stock

Issuance of Common                            3,000,000      30        35,937                                               35,967
Stock

Exercise of stock                                34,419       -           163                                                  163
options

Exercise of warrants                              1,867       -             7                                                    7

Directors fees                                      570       -             3                                                    3

Warrants issued for                                                        34                                                   34
consulting services

Acquisition of MYCO,                            134,615       1           874                                                  875
Inc.  (Note 4)

Acquisition of                                  285,714       3         1,819                                                1,822
Chestnut Display
Systems, Inc. (Note 4)

Foreign currency                                                                                (69)                          (69)
translation adjustment

Net income                                                                          3,823                                    3,823

-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999             -  $   -  16,681,891  $  166      $ 85,289   $   9,590    $  (69) 8,000  $   (41)   $   94,935
-----------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                           (UNAUDITED)

Six Months Ended July 31,                                                                    1998             1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                        $     1,517,415   $   3,823,204
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        252,944       1,638,007
          Provision for losses on accounts receivable                                                -       (303,493)
          Deferred income taxes                                                                 98,000         362,462
          Other                                                                                 13,000          52,206
          Changes in assets and liabilities:
             Increase in accounts receivable                                               (4,432,162)     (4,319,119)
             Decrease in inventories                                                                 -         110,910
             Decrease (increase) in other assets                                               543,440       (678,674)
             Increase (decrease) in checks issued against future
             deposits                                                                        2,209,110     (2,430,071)
             Increase (decrease)  in accounts payable and accrued
             expenses                                                                          793,832     (5,134,093)
             Decrease in deferred revenues                                                           -     (2,852,018)
             Increase in amounts due customers                                                  85,893       2,028,924
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                            1,081,472     (7,701,755)
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
     Acquisition of Periodical Concepts                                                    (2,500,000)               -
     Acquisition of Chestnut Display Systems, Inc., net of cash
     acquired                                                                                        -     (3,458,429)
     Acquisition of MYCO, Inc., net of cash acquired                                                 -     (13,536,049)
     Acquisition of 132127 Canada Inc. (Promark), net of cash
     acquired                                                                                        -       (862,130)
     Acquisition of Aaron Wire and Metal Products, Ltd, net of cash
     acquired                                                                                        -     (1,600,619)
     Additional acquisition costs                                                                    -       (134,677)
     Capital expenditures                                                                    (325,742)     (2,310,637)
     Loans to officers                                                                               -       (975,000)
     Collections on  loan to officer                                                            22,093               -
     Increase in cash surrender value of life insurance                                       (21,260)        (23,083)
     Other                                                                                           -             879
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                          (2,824,909)     (22,899,745)
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                           (UNAUDITED)

Six Months Ended July 31,                                                                    1998             1999
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                                  8,061,800      36,137,652
     Borrowings under credit facility                                                       16,134,000      36,944,000
     Principal payments on credit facility                                                (22,399,000)     (40,146,000)
     Borrowings under long-term debt agreements                                                      -      15,000,000
     Principal payments on long-term debt agreements                                          (24,178)     (15,010,901)
     Deferred loan costs                                                                             -       (178,624)
     Other                                                                                         200               -
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                        1,772,822      32,746,127
-----------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                                29,385       2,144,627

CASH, beginning of period                                                                       31,455         752,695
-----------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                    $        60,840   $   2,897,322
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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Basis of Presentation          The consolidated
                                    financial statements as of July 31, 1999 and
                                    for the three and six month periods ended
                                    July 31, 1999 and 1998, include, in the
                                    opinion of management, all adjustments
                                    (consisting of normal recurring adjustments
                                    and reclassifications) necessary to present
                                    fairly the financial position, results of
                                    operations and cash flows at July 31, 1999
                                    and for all periods presented.

                                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's
                                    Form 10-KSB for the year ended January 31, 1999. The results of operations for the three and six month periods ended July 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

2.   Related Party                  In connection with his employment with the
                                    Company, Richard Jacobsen received
                                    Transactions two loans from the Company in
                                    the amounts of $600,000 ("Loan 1") and
                                    $375,000 ("Loan 2"). Loan 1, including
                                    interest, will be forgiven over a 5-year
                                    term and Loan 2, including interest, will be
                                    forgiven over a 7-year term, provided, in
                                    each case, that Mr. Jacobsen remains an
                                    employee of the Company. The loans bear
                                    interest at 5% per annum.

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

3    Inventories                    Inventories consist of the following:

                                                                                       January 31,         July 31
                                                                                           1999              1999
                                    ------------------------------------------------------------------------------------
                                     Raw materials                                $       576,101    $   1,079,116
                                     Work-in-process                                      805,932        1,580,139
                                     Finished goods                                        13,666          765,921
                                    ------------------------------------------------------------------------------------

                                                                                  $     1,395,699    $   3,425,176
                                    ------------------------------------------------------------------------------------

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.   Business                       Acquisition of Periodical Concepts
     Combinations

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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                    Year Ended January 31,                                         1998            1999
                                    -------------------------------------------------------------------------------------
                                    Total Revenues              As reported                 $    11,804   $      21,100
                                                                Pro forma                        31,405          33,539
                                    Net Income                  As reported                       1,589           3,867
                                                                Pro forma                         3,821           1,695
                                    Earnings Per Share
                                      Basic                     As reported                 $       .23   $         .42
                                      Diluted                   As reported                         .22             .40
                                      Basic                     Pro forma                           .37             .14
                                      Diluted                   Pro forma                           .37             .13
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

                                    Acquisition of 132127 Canada, Inc.

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                    Acquisition of Aaron Wire and Metal Products,
                                    Ltd.

                                    On July 1, 1999 the Company acquired all of the stock of Aaron Wire and Metal Products, Ltd. ("Aaron Wire") for $2.4 million
                                    Canadian. Aaron Wire manufactures front-end display racks from manufacturing facilities in Vancouver, British Columbia.

                                    This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $1,794,000 and is being amortized straight line over 20 years.

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   LONG-TERM DEBT                 Long-term debt consists of:
     AND REVOLVING
     CREDIT FACILITY
                                                                                     January 31,             July 31,
                                                                                        1999                   1999
                                    ------------------------------------------------------------------------------------
                                    Revolving Credit Facility                       $       3,202,000     $            -

                                    Term note payable to bank                                       -                  -

                                    Industrial Revenue Bonds                                        -          4,000,000

                                    Unsecured note payable to former owners of
                                    acquired Company, non-interest bearing, payable
                                    in five equal annual installments beginning in
                                    November 1999                                             300,000            300,000

                                    Term note payable in monthly installments of $629 through November 1999, collateralized by an automobile

                                                                                                6,057              2,472

                                    Capital leases                                                  -             56,407

                                    ------------------------------------------------------------------------------------
                                    Total Long-term Debt                                    3,508,057          4,358,879

                                    Less current maturities                                    66,057            375,472
                                    ------------------------------------------------------------------------------------

                                    Long-term Debt                                  $       3,442,000     $    3,983,407
                                    ------------------------------------------------------------------------------------

                                    On March 31, 1999 the Company entered into a new credit agreement with Wachovia Bank, N.A. The new credit agreement enables the Company to borrow up to $15 million under a revolving credit facility and $15 million under a term loan. The term loan was repaid in July 1999 with the proceeds of the Company's common stock offering. The revolving credit facility has no termination date, although, Wachovia Bank has the right to terminate the revolving credit facility upon not less than 13 months prior written notice.

                                    Borrowings under the revolving credit
                                    facility bear interest at a rate equal to the monthly LIBOR index rate plus a percentage ranging from 2.0% to 3.5% depending upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The credit facility is secured by an interest in substantially all of the Company's assets.
                                    Under the credit agreement, the Company will be required to maintain certain financial ratios. Since the end of the quarter, Wachovia has committed to increase the credit facility to $40 million.

                                    In connection with the acquisition of MYCO, Inc., the Company assumed the liabilities of MYCO's Industrial Revenue Bonds. On January
                                    30, 1995, the City of

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

6.  EARNINGS PER                    A reconciliation of the denominators of the
    SHARE                           basic and diluted earnings per share
                                    computations are as follows:


                                                                        Three Months Ended          Six Months Ended
                                                                            July 31,                    July 31,
                                                                        1998         1999         1998          1999
                                    -------------------------------------------------------------------------------------
                                    Weighted average number of
                                    common shares outstanding         8,720,594   14,644,334    8,375,035     13,622,388

                                    Effect of dilutive securities
                                    - stock options and warrants        517,589    1,409,635      490,657      1,692,363
                                    -------------------------------------------------------------------------------------

                                    Weighted average number of
                                    common shares outstanding - as
                                    adjusted                          9,238,183   16,053,969    8,865,692     15,314,751
                                    -------------------------------------------------------------------------------------

                                    The following options and warrants were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. All were still outstanding at July
                                    31, 1999.

                                       Number of Shares
                                      Exercisable Under                                                  Expiration
                                       Options/Warrants          Exercise Price        Grant Date           Date
                                    -------------------------------------------------------------------------------------
                                           5,000                     14.94              7/19/99           7/19/09
                                    -------------------------------------------------------------------------------------

7.  SUPPLEMENTAL CASH               Supplemental information on interest and
    FLOW INFORMATION                income taxes paid is as follows:

                                    Six Months Ended July 31,                             1998                 1999
                                    ------------------------------------------------------------------------------------
                                    Interest                                         $     133,000        $     702,000

                                    Income Taxes                                     $     189,000        $   1,947,000
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


                                       12

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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


                                      Claims
                                     Submission
                                     and Other
                                     Information    Display Rack
                                     Services      Manufacturing     Eliminations           Total
------------------------------------------------------------------------------------------------------
QUARTER ENDED JULY 31, 1999
-------------------------------
Revenues                               4,457,910      12,203,597     $   (677,571)     $   15,983,936

Depreciation and amortization            210,491         653,737                              864,228
                                                                                -
Income before income taxes               545,891       2,869,137                            3,415,028
                                                                                -
Total Assets                          39,573,041      71,891,783                          111,464,824
                                                                                -
Capital Expenditures                   2,077,688          50,678                            2,128,366
                                                                                -

QUARTER ENDED JULY 31, 1998
-------------------------------
Revenues                               3,580,588                                            3,580,588
                                                               -                -
Depreciation and amortization            128,533                                              128,533
                                                               -                -
Income before income taxes             1,355,768                                            1,355,768
                                                               -                -
Total Assets                          30,294,074                                           30,294,074
                                                               -                -
Capital Expenditures                     198,236                                              198,236
                                                               -                -

SIX MONTHS ENDED JULY 31, 1999
-------------------------------
Revenues                               8,683,520      25,130,158       (1,350,055)         32,463,623

Depreciation and amortization            402,885       1,235,122                            1,638,007
                                                                                -
Income before income taxes             1,648,123       5,152,015                            6,800,138
                                                                                -
Total Assets                          39,573,041      71,891,783                          111,464,824
                                                                                -
Capital Expenditures                   2,217,747          92,890                            2,310,637
                                                                                -

SIX MONTHS ENDED JULY 31, 1998
-------------------------------
Revenues                               7,175,790               -                -           7,175,790

Depreciation and amortization            252,944               -                -             252,944

Income before income taxes             2,595,415               -                -           2,595,415

Total Assets                          30,294,074               -                -          30,294,074

Capital Expenditures                     325,742               -                -             325,742
------------------------------------------------------------------------------------------------------

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

During fiscal 1999 and the first six months of fiscal 2000, approximately 80.9% and 73.4%, respectively, of our service revenues were derived from fees earned in connection with the collection of incentive payments under our Claim Submission and Advance Pay Programs. Payments collected from publishers under the Advance Pay Program grew from 21.9% during fiscal 1998 to 30.4% during fiscal 1999. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Claim Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we pay participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

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

Since January 1999, we acquired five manufacturers of front-end and free-standing point-of-purchase display racks. Manufacturing display racks in our own facilities allows us to be a full-service provider of management services for the front-end of a customer's store. Beginning in fiscal 2000, manufacturing will account for a substantial increase in revenues.

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

Cost of revenues generally includes personnel costs, including in some cases, the cost of independent contractors. For manufacturing, cost of revenues also includes the cost of materials and supplies directly used in the completion of display racks. Cost of service revenues is an allocation of operating costs and is not separately analyzed by management primarily because operating costs do not vary significantly with revenues.

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

RECENT ACQUISITIONS

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

    - AARON WIRE AND METAL PRODUCTS, LTD. Aaron Wire manufactures front-end display racks from its facilities in Vancouver, British Columbia. In July 1999, we acquired the stock of Aaron Wire for approximately Cdn$2.4 million.

    - HUCK STORE FIXTURE COMPANY. Huck manufactures wood store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada. In August 1999, we signed a letter of intent to purchase the assets and assume certain liabilities of Huck.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:


                                                                            Three Months Ended         Six Months Ended
                                                                                 July 31,                  July 31,
                                                                                 --------                  --------
                                                                            1998         1999         1998         1999
                                                                            ----         ----         ----         ----
Service Revenues                                                            100.0%        23.7%       100.0%       22.6%
Manufacturing Revenues                                                        -.-         76.3          -.-        77.4
                                                                            -----        -----        -----       -----
    Total Revenues                                                          100.0        100.0        100.0       100.0
Cost of Service Revenues                                                     44.1         14.2         43.8        13.1
Cost of Goods Sold                                                            -.-         42.9          -.-        44.6
                                                                            -----        -----        -----       -----
    Gross Profit                                                             55.9         42.9         56.2        42.3
Selling, General and Administrative Expense                                  15.5         19.5         17.0        19.9
                                                                            -----        -----        -----       -----
    Operating Income                                                         40.4         23.4         39.2        22.4
Interest Expense, Net                                                        (2.5)        (2.3)        (2.9)       (2.0)
Other Income (Expense), Net                                                   -.-          0.2         (0.1)        0.5
                                                                            -----        -----        -----       -----
Income Before Income Taxes                                                   37.9         21.3         36.2        20.9
                                                                            -----        -----        -----       -----
    Net Income                                                               22.1%        12.1%        21.1%       11.8%
                                                                            =====        =====        =====       =====


QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 31, 1998

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN and front-end management, accounted for approximately 23.7% and 21.8% of our revenues and operating income, respectively, for the quarter ended July 31, 1999. Service revenues of $3.8 million increased $200,000, or 5.6% compared to the second quarter of the prior year as a result of a decrease in front-end management revenues offset by an increase in revenues from the Claim Submission and Advance Pay Programs. The decrease in revenues from front-end management resulted from our acquisitions of display rack manufacturers.

Manufacturing Revenues. On January 7, 1999, we acquired Yeager and U.S. Marketing. On February 1, 1999, and February 28, 1999, we acquired Chestnut and MYCO, respectively. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks accounted for approximately 76.3% and 78.2% of our revenues and operating income, respectively, for the quarter ended July 31, 1999. Manufacturing revenues were $12.2 million in the second quarter of this year. There were no manufacturing revenues in the second quarter of fiscal 1999.

Gross Profit. Gross profit increased to $6.9 million for the quarter ended July 31, 1999 from $2.0 million for the quarter ended July 31, 1998, an increase of approximately $4.9 million, or 243.1%. Approximately $5.4 million of the gross profit was due to our recently acquired manufacturing subsidiaries. Gross margin of the service segment decreased to 49.1% for the quarter ended July 31, 1999 from 55.9% for the quarter ended July 31, 1998. The reason for the decrease was the formation of a unified marketing and sales team that services both the service and manufacturing segments. All of the team's costs are included as costs of service revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $3.1 million for the quarter ended July 31, 1999 from $553,000 for the quarter ended July 31, 1998, an increase of $2.5 million, or 464.0%. Of the total, approximately $1.7 million was attributable to our recently acquired manufacturing subsidiaries. The remaining $800,000 increase was attributable to our services segment. Selling, general and administrative expense as a percentage of revenues increased from 15.5% for the quarter ended July 31, 1998 to 19.5% for the quarter ended July 31, 1999.

Operating Income. Operating income increased to $3.7 million for the quarter ended July 31, 1999 from $1.4 million for the quarter ended July 31, 1998, an increase of $2.3 million, or 158.7%. As a percentage of revenues, operating income decreased to 23.4% for the quarter ended July 31, 1999 from 40.4% for the quarter ended July 31, 1998. Approximately $2.9 million of operating income was attributable to the recently acquired manufacturing subsidiaries. Approximately $800,000 was attributable to the services segment.

Interest Expense. Interest expense increased $302,000 compared to the quarter ended July 31, 1998, principally due to the increased borrowings used to fund our manufacturing acquisitions and the assumption of the $4 million in industrial revenue bonds in connection with the MYCO acquisition.

Income Tax Expense. The effective income tax rates for the quarters ended July 31, 1999 and 1998 were 43.5% and 41.7%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998

Service Revenues. Services accounted for approximately 22.6% and 29.8% of our revenues and operating income, respectively, for the six months ended July 31, 1999. Service revenues of $7.3 million increased 158,000, or 2.2% compared to the first six months of the prior year as a result of a decrease in front-end management revenues offset by an increase in revenues from the Claim Submission and Advance Pay Programs. The decrease in revenues from front-end management resulted from our acquisitions of display rack manufacturers.

Manufacturing Revenues. Manufacturing display racks accounted for approximately 77.4% and 70.2% of our revenues and operating income, respectively, for the six months ended July 31, 1999. Manufacturing revenues were $25.1 million in the first six months of this year. There were no manufacturing revenues in the first six months of fiscal 1999.

Gross Profit. Gross profit increased to $13.7 million for the six months ended July 31, 1999 from $4.0 million for the six months ended July 31, 1998, an increase of approximately $9.7 million, or 240.8%. Approximately $10.2 million of the gross profit was due to our recently acquired manufacturing subsidiaries. Gross margin of the service segment decreased to 51.1% for the six months ended July 31, 1999 from 56.2% for the six months ended July 31, 1998. The reason for the decrease was the formation of a unified marketing and sales team that services both the service and manufacturing segments. All of the team's costs are included as costs of service revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $6.4 million for the six months ended July 31, 1999 from $1.2 million for the six months ended July 31, 1998, an increase of $5.2 million, or 429.0%. Of the total, approximately $4.2 million was attributable to our recently acquired manufacturing subsidiaries. The remaining $1.0 million increase was attributable to our services segment. Selling, general and administrative expense as a percentage of revenues increased from 17.0% for the six months ended July 31, 1998 to 19.9% for the six months ended July 31, 1999.

Operating Income. Operating income increased to $7.3 million for the six months ended July 31, 1999 from $2.8 million for the six months ended July 31, 1998, an increase of $4.5 million, or 159.1%. As a percentage of revenues, operating income decreased to 22.4% for the six months ended July 31, 1999 from 39.2% for the six months ended July 31, 1998. Approximately $5.1 million of operating income was attributable to the recently acquired manufacturing subsidiaries. Approximately $2.2 million was attributable to the services segment.

Interest Expense. Interest expense increased $477,000 compared to the six months ended July 31, 1998, principally due to the increased borrowings used to fund our manufacturing acquisitions and the assumption of the $4 million in industrial revenue bonds in connection with the MYCO acquisition.

Income Tax Expense. The effective income tax rates for the six months ended July 31, 1999 and 1998 were 43.8% and 41.5%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.



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

During fiscal 1999, 1998 and 1997, we advanced approximately $59.8 million, $41.7 million and $16.7 million, respectively, under the Advance Pay Program. These advances grew by 43.4% from fiscal 1998 to fiscal 1999 and from 149.7% from fiscal 1997 to fiscal 1998. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the quarter ended July 31, 1999, the Program was funded primarily by proceeds from the recently completed common stock offering. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash used by operating activities was $7.7 million for the six months ended July 31, 1999 compared to net cash provided by operating activities of $1.1 million for the six months ended July 31, 1998.

Net cash used in investing activities was $22.9 million for the six months ended July 31, 1999 and $2.8 million for the six months ended July 31, 1998. The increase was due primarily to the acquisitions during the six months. Net cash provided by financing activities was $32.7 million in the six months ended July 31, 1999 and $1.8 million in the six months ended July 31, 1998. The increase was due primarily to proceeds from the common stock offering in July.

Our service business has not required significant capital expenditures. As a result, at July 31, 1999, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2000.

At July 31, 1999, our total long-term debt obligations were approximately $4.4 million. In March 1999, we amended and restated our Credit Agreement with Wachovia Bank, N.A. to provide for a $15.0 million term loan and a $15.0 million revolving credit facility. Proceeds of the term loan, which were received on March 31, 1999, were used to fund our recent acquisitions and borrowings under the revolving credit facility were used for general corporate purposes, including funding our Advance Pay Program. The term loan was repaid in full in July with proceeds from the public offering. The Credit Agreement is secured by an interest in substantially all of our assets. Since the end of the quarter, Wachovia has committed to increase our credit facility to $40 million.

At July 31, 1999, we had no outstanding balance under the revolving credit facility. The revolving credit facility bears interest at a variable rate based on the London Interbank Offered Rate and carries a facility fee of 0.375% per annum on the average daily balance of the unused portion. The revolving credit facility has no termination date, although Wachovia Bank has the right to terminate the facility upon not less than thirteen (13) months prior written notice. We believe that Wachovia will not terminate this arrangement in the foreseeable future. However, should Wachovia terminate the credit facility, we would be required to use funds from operations, obtain other financing or issue equity securities to repay the debt. If we were unable to obtain alternative financing, our ability to fund the Advance Pay Program would be substantially impaired.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios, (ii) restrictions on our ability to make capital expenditures exceeding $3.5 million in any fiscal year, and (iii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

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

We believe that our cash flow from operations together with our revolving line of credit and the proceeds from our common stock offering will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

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

SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expensed as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will have no material effect on the financial statements.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended July 31, 1999.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(a) The following Current Reports on Form 8-K were filed during the quarter ended July 31, 1999.

         (i) The Company's Current Report on Form 8-K/A dated May 12, 1999, containing the combined financial statements of MYCO, Inc. and RY, Inc., together with the related Independent Auditors' Report, for the years ended December 31, 1998 and 1997 and certain pro forma information.

         (ii) The Company's Current Report on Form 8-K/A dated June 10, 1999 containing the combined financial statements of MYCO, Inc. and RY, Inc., together with the related Independent Auditors' Report, for the years ended December 31, 1998 and 1997 and certain pro forma information.

         (iii) The Company's Current Report on Form 8-K/A dated June 10, containing the consolidated financial statements of U.S. Marketing Services, Inc., together with the related Report of Independent Public Accountants, for the period from March 25, 1998 (inception) through December 31, 1998; combined financial statements of Brand Manufacturing Corp. ("Brand") and TCE Corporation ("TCE"), together with the related Report of Independent Public Accountants, for the period from January 1, 1998 through May 20, 1998; financial statements of Brand, together with the related Report of Independent Auditors, for the year ended December 31, 1997; financial statements of TCE together with the related Report of Independent Auditors, for the year ended December 31, 1997; pro forma financial information; unaudited pro forma combined condensed balance sheet as of October 31, 1998, including notes thereto; unaudited pro forma combined condensed statement of operations for the nine months ended October 31, 1998 and for the year ended January 31, 1998, including notes thereto; and certain pro forma information.

         (iv) The Company's Current Report on Form 8-K/A dated June 25, 1999 containing the combined financial statements of MYCO, Inc. and RY, Inc., together with the related Independent Auditors' Report, for the years ended December 31, 1998 and 1997 and certain pro forma information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  September 14, 1999                     /S/ W. BRIAN RODGERS
                                              -----------------------
                                              W. Brian Rodgers
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

27.1                       Financial Data Schedule (Filed in EDGAR version only)