Form 10-Q
period 1999-10-31
SOURCE INFORMATION MANAGEMENT CO
filed 1999-12-15
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended October 31, 1999

         [   ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from       to
                                        -----    -----
         Commission file number   1-13437
                                  -------

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         MISSOURI                                      43-1710906
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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding on December 10, 1999

Common Stock, $.01 Par Value                             17,042,078

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX


                       PART I - FINANCIAL INFORMATION                                   Page
                                                                                        ----
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              October 31, 1999 and January 31, 1999

              Consolidated Statements of Income for the three months and nine months ended October 31, 1999 and 1998

              Consolidated Statements of Comprehensive Income for the three months and nine months ended October 31, 1999 and 1998

              Consolidated Statement of Stockholders'
              Equity for the nine months ended October 31, 1999

              Consolidated Statements of Cash Flows for the nine months ended October 31, 1999 and 1998

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

ITEM 4.       Submission of Matters to a Vote of Security Holders

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                             (unaudited)
                                                                                       January 31, 1999     October 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current
      Cash                                                                             $        752,695    $       2,242,571
      Trade receivables (net of allowance for doubtful accounts of $469,658 and              29,464,187           55,706,998
      $1,121,715)
      Income taxes receivable                                                                   262,877                    -
      Inventories (Note 3)                                                                    1,395,699            7,724,472
      Other current assets (Note 2)                                                             263,692            1,396,656
-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                         32,139,150           67,070,697
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                            120,000            2,191,875
Manufacturing plants                                                                            680,000           11,518,627
Office equipment and furniture                                                                5,713,459           12,631,530
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                6,513,459           26,342,032
Less accumulated depreciation and amortization                                                3,179,359            5,012,501
-----------------------------------------------------------------------------------------------------------------------------
Net Property, Plants and Equipment                                                            3,334,100           21,329,531
-----------------------------------------------------------------------------------------------------------------------------

Other Assets
      Goodwill, net of accumulated amortization of $648,600 and $2,478,903 (Note 4)          29,608,254           50,468,474
      Deferred tax asset                                                                          7,000                    -
      Other (Note 2)                                                                            789,307            2,765,161
-----------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                           30,404,561           53,233,635
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $     65,877,811    $     141,633,863
-----------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                              (unaudited)
                                                                                       January 31, 1999    October 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current
     Checks issued against future deposits                                             $        2,876,922    $     7,612,398
     Accounts payable and accrued expenses                                                      3,727,529          8,954,239
     Due to Huck Store Fixture Company (Note 3)                                                         -         10,174,848
     Income taxes payable                                                                               -          2,369,892
     Due to retailers                                                                           2,737,077          6,857,281
     Deferred income taxes                                                                        718,000            743,304
     Current maturities of long-term debt (Note 5)                                                 66,057            483,346
-----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                      10,125,585         37,195,308
-----------------------------------------------------------------------------------------------------------------------------
Long-term Debt, less current maturities (Note 5)                                                3,442,000          4,041,330
-----------------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes                                                                                   -            399,745
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                              13,567,585         41,636,383
-----------------------------------------------------------------------------------------------------------------------------

Commitments
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 11,751,425 issued, of which 8,000 are being held as Treasury Stock at January 31,
     1999 and 17,069,596 issued, of which 32,250 is being held as Treasury                        117,513            170,694
     Stock at October 31, 1999
     Preferred Stock, $.01 par - shares authorized, 2,000,000; 1,473,281 and
     -0- issued and outstanding, respectively at January 31, 1999 and October                      14,733                  -
     31, 1999
     Additional paid-in-capital                                                                46,451,971         87,684,635
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                 46,584,217         87,855,329
Other comprehensive income                                                                              -             15,286
Retained earnings                                                                               5,767,140         12,458,168
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                           52,351,357        100,328,783
Less:  Treasury Stock (8,000 and 32,250 shares at cost, respectively at                           (41,131)          (331,303)
January 31, 1999 and October 31, 1999)
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                     52,310,226         99,997,480
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $       65,877,811    $   141,633,863
-----------------------------------------------------------------------------------------------------------------------------


                   See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (UNAUDITED)


                                                        Three Months Ended October 31,      Nine Months Ended October 31,
                                                             1998             1999              1998             1999
-----------------------------------------------------------------------------------------------------------------------------
Service Revenues                                         $   3,960,409  $      4,245,228    $   11,136,199    $   12,928,748
Manufacturing Revenues                                               -        20,970,193                 -        44,750,296
-----------------------------------------------------------------------------------------------------------------------------
                                                             3,960,409        25,215,421        11,136,199        57,679,044
-----------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                     1,651,341         2,556,424         4,797,247         6,804,270
Cost of Goods Sold                                                   -        13,602,557                 -        28,084,890
-----------------------------------------------------------------------------------------------------------------------------
                                                             1,651,341        16,158,981         4,797,247        34,889,160
-----------------------------------------------------------------------------------------------------------------------------
                                                             2,309,068         9,056,440         6,338,952        22,789,884
Selling, General and Administrative Expense                    612,701         4,048,242         1,832,621        10,501,990
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                             1,696,367         5,008,198         4,506,331        12,287,894
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                     11,991            44,128            22,270            86,761
            Interest expense                                   (46,108)          (95,486)         (264,986)         (791,621)
            Other                                               (3,244)            2,020            (9,194)          175,964
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                   (37,361)          (49,338)         (251,910)         (528,896)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                   1,659,006         4,958,860         4,254,421        11,758,998
Income Tax Expense                                             700,000         2,091,036         1,778,000         5,067,970
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                               $     959,006  $      2,867,824    $    2,476,421    $    6,691,028
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Basic                               $         .10  $            .17    $          .28    $          .45
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 6)      9,586,239        16,913,672         8,783,125        14,731,539
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                             $         .10  $            .16    $          .27    $          .41
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note      10,030,461        18,171,277         9,247,799        16,151,395
6)
-----------------------------------------------------------------------------------------------------------------------------

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (UNAUDITED)

                                                        Three Months Ended October 31,      Nine Months Ended October 31,
                                                             1998             1999              1998             1999
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                               $     959,006  $      2,867,824    $    2,476,421    $    6,691,028
Foreign Currency Translation Adjustment                              -            84,325                 -            15,286
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                     $     959,006  $      2,952,149    $    2,476,421    $    6,706,314
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)
                                                          (dollars in thousands)

                                                                                              Other
                                 Preferred Stock      Common Stock     Additional            Compre-   Treasury Stock     Total
                              ---------------------------------------- Paid - in   Retained  hensive  ---------------- Stockholders'
                                Shares    Amount     Shares    Amount   Capital    Earnings   Income   Shares   Amount    Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 1999      1,473,281    $15    11,751,425   $ 117    $ 46,452  $ 5,767    $    -    8,000  $  (41)  $  52,310
Conversion of Class A         (1,473,281)   (15)    1,473,281      15                                                          -
Preferred Stock to
Common Stock

Issuance of Common                                  3,000,000       30     35,703                                          35,733
Stock

Exercise of stock                                      80,428        1        411                                             412
options

Exercise of warrants                                  242,047        3      1,081                                           1,084

Directors fees                                          2,086        -         18                                              18

Warrants issued for                                                            38                                              38
consulting services

Acquisition of MYCO,                                  134,615        1        874                                             875
Inc. (Note 4)

Acquisition of                                        285,714        3      1,819                                           1,822
Chestnut Display
Systems, Inc. (Note 4)

Acquisition of Huck                                   100,000        1      1,289                                           1,290
Store Fixture Company
(Note 4)

Purchase treasury stock                                                                                24,250    (290)       (290)

Foreign currency                                                                                  15                           15
translation adjustment

Net income                                                                           6,691                                  6,691

----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999           -     $  -     17,069,596   $  171   $ 87,685 $ 12,458    $   15   32,250  $ (331)  $  99,998
----------------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)



Nine Months Ended October 31,                                                                1998             1999
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                        $     2,476,421   $   6,691,028
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        425,311       2,663,533
          Deferred income taxes                                                                 28,000         300,252
          Other                                                                                 40,266          94,441
          Changes in assets and liabilities:
             Increase in accounts receivable                                                (9,655,127)    (15,290,887)
             Decrease in inventories                                                                 -       2,217,127
             Decrease in other assets                                                          551,253         339,616
             Increase in checks issued against future deposits                               3,647,058       4,735,476
             Increase (decrease) in accounts payable and accrued                               885,987      (3,681,688)
             expenses
             (Decrease) increase in amounts due customers                                      (75,607)      4,120,204
-----------------------------------------------------------------------------------------------------------------------
Cash  (Used in) Provided by Operating Activities                                            (1,676,438)      2,189,102
-----------------------------------------------------------------------------------------------------------------------

Investment Activities
     Acquisition of Periodical Concepts                                                     (2,500,000)              -
     Acquisition of Chestnut Display Systems, Inc., net of cash                                      -      (3,458,429)
     acquired
     Acquisition of MYCO, Inc., net of cash acquired                                                 -     (13,623,019)
     Acquisition of 132127 Canada Inc. (ProMark), net of cash                                        -        (862,130)
     acquired
     Acquisition of Aaron Wire and Metal Products, Ltd, net of cash                                  -      (1,612,509)
     acquired
     Acquisition of Huck Store Fixture Company, net of cash acquired                                 -      (9,897,163)
     Acquisition of Arrowood, Inc.                                                                   -        (938,785)
     Additional acquisition costs of U.S. Marketing Services, Inc.                                   -        (104,484)
     Additional acquisition costs Yeager Industries, Inc.                                            -         (10,387)
     Capital expenditures                                                                     (484,899)     (2,687,117)
     Loans to officers                                                                               -        (975,000)
     Collections on  loan to officer                                                            22,093               -
     Increase in cash surrender value of life insurance                                        (32,541)        (32,218)
     Other                                                                                           -             350
-----------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                                                           (2,995,347)    (34,200,891)
-----------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                                                            THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                           (UNAUDITED)

Nine Months Ended October 31,                                                                1998             1999
-----------------------------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of Common Stock                                                  8,276,187      37,232,175
     Borrowings under credit facility                                                       25,775,000      50,362,700
     Principal payments on credit facility                                                 (29,332,000)    (53,564,700)
     Borrowings under long-term debt agreements                                                      -      15,000,000
     Principal payments on long-term debt agreements                                           (29,259)    (15,016,027)
     Purchase of treasury stock                                                                (41,131)       (290,172)
     Deferred loan costs                                                                             -        (222,311)
     Other                                                                                         200               -
-----------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                                        4,648,997      33,501,665
-----------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                                                    (22,788)      1,489,876

Cash, beginning of period                                                                       31,455         752,695
-----------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                    $         8,667   $   2,242,571
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.       BASIS OF PRESENTATION

The consolidated financial statements as of October 31, 1999 and for the three and nine month periods ended October 31, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1999 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended January 31, 1999. The results of operations for the three and nine month periods ended October 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.       RELATED PARTY TRANSACTIONS

In connection with his employment with the Company, Richard Jacobsen received two loans from the Company in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, will be forgiven over a 5-year term and Loan 2, including interest, will be forgiven over a 7-year term, provided, in each case, that Mr. Jacobsen remains an employee of the Company. The loans bear interest at 5% per annum.

In May 1999, the Company purchased its facility in High Point, North Carolina for $1.8 million. The facility was owned by a partnership in which stockholders of the Company were partners. The Board of Directors appointed Timothy Braswell, an independent director who has since resigned from the Board, to negotiate the transaction on the Company's behalf and, based on Mr. Braswell's recommendation, the Board believes the terms of the purchase were fair to the Company.

3.       INVENTORIES

Inventories consist of the following:

                                                          January 31, 1999             October 31, 1999
         ------------------------------------------------------------------------------------------------

         Raw materials                                       $      576,101              $      2,666,963
         Work-in-process                                            805,932                     1,953,159
         Finished goods                                              13,666                     3,104,350
         ------------------------------------------------------------------------------------------------

                                                             $    1,395,699              $      7,724,472
         ------------------------------------------------------------------------------------------------

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $1,049,000 and is being amortized straight line over 20 years.

Acquisition of U.S. Marketing Services, Inc.

On January 7, 1999 the Company acquired all of the stock of U.S. Marketing Services, Inc. in exchange for 1,926,719 shares of the Company's Common Stock and 1,473,281 shares of the Company's Class A Convertible Preferred Stock, valued at the time of the acquisition at $26.3 million in total. The Class A Convertible Preferred Stock was converted into an equal number of Common Shares on March 30, 1999. U.S. Marketing's subsidiary Brand Manufacturing Corporation manufactures front-end display racks from manufacturing facilities in Brooklyn, New York and a warehouse and distribution facility in New Jersey. Through its affiliates, Brand provides trucking and freight services and removes and disposes of display racks no longer required by its customers.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $23,500,000 and is being amortized straight line over 20 years.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



Unaudited pro forma results of operations for the year ended January 31, 1999 for the Company, PC2, Yeager and U.S. Marketing are listed below (in thousands):

               -----------------------------------------------------------------------------------------

               Total Revenues                  As reported                                 $      21,100
                                               Pro forma                                          38,959
               Net Income                      As reported                                         3,867
                                               Pro forma                                           1,747
               Earnings Per Share
                   Basic                       As reported                                 $         .42
                   Diluted                     As reported                                           .40
                   Basic                       Pro forma                                             .14
                   Diluted                     Pro forma                                             .13
               -----------------------------------------------------------------------------------------



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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $4,059,000 and is being amortized straight line over 20 years.

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $11,074,000 and is being amortized straight line over 20 years.

Acquisition of 132127 Canada, Inc.

On March 23, 1999 the Company purchased the net assets of 132127 Canada, Inc., known as ProMark, for $1.5 million Canadian. ProMark is a Canadian corporation headquartered in Toronto which provides rebate and information services to retail customers throughout Canada.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $672,000 and is being amortized straight line over 20 years.

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

Acquisition of Huck Store Fixture Company

On September 21, 1999 the Company purchased the net assets of Huck Store Fixture Company. The purchase price of Huck will be equal to four times the average of Huck's earnings before interest, depreciation and amortization (EBITDA) for fiscal years 1998 and 1999 (ending in November) less approximately $6.8 million of debt assumed, and immediately paid off, by Source. The total purchase price is estimated to be approximately $21.3 million. Source paid a portion of the purchase price, consisting of $3 million cash and 100,000 shares of our common stock, valued at $1.3 million at the time of acquisition, at closing. Huck will be entitled to an earnout payment in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November, 1999 and 2000 exceed four times its average EBITDA for its years ending November, 1998 and 1999. Both the purchase price and the earnout will be paid 70% in cash and 30% in Source common shares, with shares valued for such purposes at $11.375 per share. Huck manufactures wood store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $13,246,000 and is being amortized straight line over 20 years.

Acquisition of Arrowood, Inc.

On September 27, 1999 the Company acquired the net assets of Arrowood, Inc. for $939,000 in cash and a note payable for $200,000. Arrowood manufactures wood store fixtures from its facility in Norwood, North Carolina.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $34,000 and is being amortized straight line over 20 years.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of:

                                                                         January 31,        October 31,
                                                                            1999                1999
       ---------------------------------------------------------------------------------------------------

       Revolving Credit Facility                                        $    3,202,000   $              -

       Industrial Revenue Bonds                                                      -          4,000,000

       Unsecured note payable to former owners of acquired company, non-interest bearing, payable in five equal annual
       installments beginning in November 1999                                 300,000            300,000

       Unsecured note payable to former owner of acquired company,
       7% annual interest, payable in two annual installments beginning
       in September 2000                                                             -            170,923

       Term note payable in monthly installments of $629 through
       November 1999, collateralized by an automobile
                                                                                 6,057                624

       Capital leases                                                                -             53,130

       ---------------------------------------------------------------------------------------------------
       Total Long-term Debt                                                  3,508,057          4,524,676

       Less current maturities                                                  66,057            483,346
       ---------------------------------------------------------------------------------------------------

       Long-term Debt                                                   $    3,442,000   $      4,041,330
       ---------------------------------------------------------------------------------------------------

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

In connection with the acquisition of MYCO, Inc., the Company assumed the liabilities of MYCO's Industrial Revenue Bonds. On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Wachovia Bank, N.A. has issued a rolling 13-month letter of credit for $4.1 million in connection with the bonds. The bonds are secured by the

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


trustee's indenture and the $4.1 million letter of credit. The letter of credit is secured by substantially all of the assets of the Company. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are 1% per annum of the outstanding bond principal plus accrued interest.

6.         EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

                                                              Three Months Ended         Nine Months Ended
                                                                  October 31,               October 31,
                                                               1998         1999         1998         1999
           ----------------------------------------------------------------------------------------------------

           Weighted average number of common shares
           outstanding                                        9,586,239   16,913,672    8,783,125   14,731,539

           Effect of dilutive securities - stock options,
           warrants and earnings contingency                    444,222    1,257,605      464,673    1,419,856
           ----------------------------------------------------------------------------------------------------

           Weighted average number of common shares
           outstanding - as adjusted                         10,030,461   18,171,277    9,247,799   16,151,395
           ----------------------------------------------------------------------------------------------------

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows:

           Nine Months Ended October 31,                                     1998                    1999
           ----------------------------------------------------------------------------------------------------
           Interest                                                     $      284,000         $       757,000

           Income Taxes                                                 $      953,000         $     2,330,000
           ----------------------------------------------------------------------------------------------------

In connection with the acquisitions in January 1999, the Company issued 2,091,008 shares of Common Stock and 1,473,281 shares of Class A Convertible Preferred Stock which were converted to an equal number of common shares on March 30, 1999.

In connection with the acquisitions in February 1999, the Company issued 420,329 shares of Common Stock.

In connection with the acquisition in September 1999, the Company issued 100,000 shares of Common Stock.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


8.     SEGMENT FINANCIAL INFORMATION

The reportable segments of the Company are services and display rack and store fixture manufacturing. Segment operating results are measured based on operating income. Revenues totaling $1,350,055 through July 31, 1999 have been reclassified from display rack and store fixture manufacturing to services.

                                                              Display Rack &
                                                              Store Fixture          Corporate
                                            Services           Manufacturing         Overhead              Total
---------------------------------------------------------------------------------------------------------------------

QUARTER ENDED
OCTOBER 31, 1999
------------------------------------
Revenues                              $         4,245,228   $       20,970,193   $               -   $       25,215,421

Depreciation and Amortization                     220,326              805,200                   -            1,025,526

Operating Income                                1,605,808            4,944,303          (1,541,913)           5,008,198

Total Assets                                   57,092,069           84,541,794                   -          141,633,863

Capital Expenditures                                1,570              374,910                   -              376,480


QUARTER ENDED
OCTOBER 31, 1998
------------------------------------
Revenues                                        3,960,409                   -                   -            3,960,409

Depreciation and Amortization                     172,367                   -                   -              172,367

Operating Income                                2,325,340                   -            (628,973)           1,696,367

Total Assets                                   35,458,560                   -                   -           35,458,560

Capital Expenditures                              159,157                   -                   -              159,157


NINE MONTHS ENDED
OCTOBER 31, 1999
------------------------------------
Revenues                                      12,928,748           44,750,296                   -           57,679,044

Depreciation and Amortization                    623,211            2,040,322                   -            2,663,533

Operating Income                               5,915,807           10,051,932          (3,679,845)          12,287,894

Total Assets                                  57,092,069           84,541,794                   -          141,633,863

Capital Expenditures                           2,219,317              467,800                   -            2,687,117


NINE MONTHS ENDED
OCTOBER 31, 1998
------------------------------------
Revenues                                      11,136,199                    -                   -           11,136,199

Depreciation and Amortization                    425,311                    -                   -              425,311

Operating Income                               6,256,010                    -          (1,749,679)           4,506,331

Total Assets                                  35,458,560                    -                   -           35,458,560

Capital Expenditures                             484,899                    -                   -              484,899
----------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We derive our revenues from (1) providing information and management services for retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of general merchandise sold at checkout counters and
(2) manufacturing display racks and store fixtures used by retailers at checkout counters and other areas of their stores.

During fiscal 1999 and the first nine months of fiscal 2000, approximately 80.9% and 67.2%, respectively, of our service revenues were derived from fees earned in connection with the collection of incentive payments under our Traditional Claim Submission and Advance Pay Programs. Payments collected from publishers under the Advance Pay Program as a percentage of total payments collected from publishers under these programs grew from 21.9% during fiscal 1998 to 30.4% during fiscal 1999. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Traditional Claim Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we pay participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

Under both the Traditional Claim Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. Our allowance for doubtful accounts has to date been approximately 2% of accounts receivable. This amount has been adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

ICN and PIN revenues consist of subscription fees. Subscribers pay for their subscriptions on a quarterly basis. Subscriptions have an initial term of one year and are automatically renewed for successive one-year terms unless earlier terminated. Revenues are recognized ratably over the subscription term. We also receive fees from publishers for advertising, promotions and special programs on ICN.

Front-end management includes configuring and designing front-end display racks, supervising fixture installation and billing incentive payments to and collecting incentive payments from vendors for product placement.
Front-end management revenues are recognized as services are performed.

Since January 1999, we acquired seven manufacturers of front-end and free-standing point-of-purchase display racks and store fixtures. Manufacturing display racks and store fixtures in our own facilities allows us to be a full-service provider of management services for the front-end of a customer's store.

We intend to increase the operating margins in our manufacturing segment by continuing to consolidate duplicative administrative functions, through increased purchasing power, by using more efficient manufacturing methods in our acquired facilities and by more efficiently utilizing plant capacities.

We generally recognize manufacturing revenues as products are shipped to customers. If we receive payment prior to shipment, we record the amount as a liability and recognize the amount as revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. In this case revenue is recognized when the manufacturing and earnings processes are complete, which is when the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the products are segregated from other goods. In our manufacturing segment, we also receive trucking revenues for transporting fixtures and warehousing revenues for storing fixtures. We generally recognize trucking revenues as shipments are completed. Warehousing revenues are recognized when services are rendered.

Cost of revenues generally includes personnel costs, including in some cases, the cost of independent contractors. For manufacturing, cost of revenues also includes the cost of materials and supplies directly used in the completion of display racks and store fixtures. Cost of service revenues is an allocation of operating costs and is not separately analyzed by management primarily because operating costs do not vary significantly with revenues.

Selling, general and administrative expense includes corporate overhead, project management, management information systems, executive compensation, human resource expenses and finance expenses.

Manufacturing has accounted for a substantial increase in our cost of revenues due to both the cost of materials and supplies used in manufacturing and substantially increased personnel costs relating to our manufacturing facilities. Selling, general and administrative expenses also increased substantially due to the increased scope of our operations.

See Note 8 in the "Notes to Consolidated Financial Statements" for certain financial information on our two business segments, which are services and display rack and store fixture manufacturing.

RECENT ACQUISITIONS

Since January 7, 1999, we acquired the following companies. Each of the acquisitions was accounted for as a purchase.

   - U.S. MARKETING SERVICES, INC. U.S. Marketing was the parent of Brand Manufacturing Corporation, a manufacturer of front-end display racks with manufacturing facilities in Brooklyn, New York and a warehouse and distribution facility in New Jersey. Through its affiliates, Brand also provides trucking and freight services and removes and disposes of display racks no longer required by our customers. We acquired U.S. Marketing in January 1999 for 1,926,719 shares of our common stock and 1,473,281 shares of our Class A Convertible Preferred Stock, valued at the time of the acquisition at $26.3 million in total. The Class A Convertible Preferred Stock was converted into an equal number of shares of common stock on March 30, 1999.

   - YEAGER INDUSTRIES, INC. Yeager manufactured front-end display racks from facilities in Philadelphia, Pennsylvania. We purchased the assets of Yeager and assumed its operating liabilities in January 1999 for $2.3 million in cash and 164,289 shares of our common stock, valued at the time of the acquisition at $1.2 million. The purchase price may be increased by up to $500,000, depending upon Yeager's performance during fiscal 2000 and 2001.

   - MYCO, INC. MYCO was a Rockford, Illinois manufacturer of front-end display racks. We purchased the assets and assumed the operating liabilities of MYCO in February 1999 for $12.0 million in cash and 134,615 shares of our common stock, valued at the time of the acquisition at $875,000. We also assumed MYCO's industrial revenue bond indebtedness of $4.0 million and repaid MYCO indebtedness of $1.5 million. The purchase price may be increased by up to an additional 250,000 shares of our common stock depending on MYCO's performance in the twelve months following the acquisition.

   - CHESTNUT DISPLAY SYSTEMS, INC. Chestnut manufactured front-end display racks from facilities in Greenville, South Carolina and Jacksonville, Florida. We purchased the assets and assumed the operating liabilities of Chestnut Display Systems, Inc. and its affiliate, Chestnut Display Systems (North), Inc. in February 1999 for $3.6 million in cash and 285,714 shares of our common stock, valued at the time of the acquisition at $1.8 million. The purchase price for Chestnut may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid 50% in cash and 50% in shares of our common stock. The number of shares will be calculated using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share.

   - PROMARK. We purchased the assets and assumed the operating liabilities of 132127 Canada Inc., known as ProMark, in March 1999. ProMark was a Canadian corporation headquartered in Toronto which provides rebate and information services to retail customers throughout Canada. ProMark strengthens our ability to obtain information about retail sales from checkout areas in Canada. We paid a cash purchase price of Cdn$1.5 million for ProMark.

   - AARON WIRE AND METAL PRODUCTS, LTD. Aaron Wire manufactures front-end display racks from its facilities in Vancouver, British Columbia. In July 1999, we acquired the stock of Aaron Wire for approximately Cdn$2.4 million.

   - HUCK STORE FIXTURE COMPANY. Huck manufactured wood store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada. In September 1999, we purchased the assets and assumed certain operating liabilities of Huck. The purchase price of Huck will be equal to four times the average of Huck's earnings before interest, depreciation and amortization (EBITDA) for fiscal years 1998 and 1999 (ending in November) less approximately $6.8 million of debt assumed, and immediately paid off, by Source. The total purchase price is estimated to be approximately $21.3 million. Source paid a portion of the purchase price, consisting of $3 million cash and 100,000 shares of our common stock, valued at $1.3 million at the time of acquisition, at closing. Huck will be entitled to an earnout payment in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November , 1999 and 2000 exceed four times its average EBITDA for its years ending November, 1998 and 1999. Both the purchase price and the earnout will be paid 70% in cash and 30% in Source common shares, with shares valued for such purposes at $11.375 per share.

    - ARROWOOD INC. In September 1999, we acquired the net assets of Arrowood for $939,000 in cash and a note payable for $200,000. Arrowood manufactured wood store fixtures from its facility in Norwood, North Carolina.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:



                                                                            Three Months Ended        Nine Months Ended
                                                                               October 31,               October 31,
                                                                               -----------               -----------
                                                                            1998         1999         1998         1999
                                                                           -------      -------      -------      ------
Service Revenues                                                            100.0%        16.8%       100.0%       22.4%
Manufacturing Revenues                                                        -.-         83.2          -.-        77.6
                                                                            -----        -----        -----       -----
    Total Revenues                                                          100.0        100.0        100.0       100.0
Cost of Service Revenues                                                     41.7         10.1         43.1        11.8
Cost of Goods Sold                                                            -.-         54.0          -.-        48.7
                                                                            -----        -----        -----       -----
    Gross Profit                                                             58.3         35.9         56.9        39.5
Selling, General and Administrative Expense                                  15.5         16.0         16.4        18.2
                                                                            -----        -----        -----       -----
    Operating Income                                                         42.8         19.9         40.5        21.3
Interest Expense, Net                                                        (0.8)        (0.2)        (2.2)       (1.2)
Other Income (Expense), Net                                                  (0.1)         -.-         (0.1)        0.3
                                                                            -----        -----        -----       -----
Income Before Income Taxes                                                   41.9         19.7         38.2        20.4
                                                                            -----        -----        -----       -----
    Net Income                                                               24.2%        11.4%        21.2%       11.6%
                                                                            =====        =====        =====       =====


QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

SERVICE REVENUES. Services, which include the Traditional Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 16.8% and 32.1% of our revenues and operating income, respectively, for the quarter ended October 31, 1999. Service revenues of $4.2 million increased $285,000, or 7.2% compared to the third quarter of the prior year as a result of an increase in front-end management revenues and the acquisition in March 1999 of ProMark.

MANUFACTURING REVENUES. In January, 1999, we acquired Yeager and U.S. Marketing. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 83.2% and 98.7% of our revenues and operating income, respectively, for the quarter ended October 31, 1999. Manufacturing revenues were $21.0 million in the third quarter of this year. There were no manufacturing revenues in the third quarter of fiscal 1999.

GROSS PROFIT. Gross profit increased to $9.0 million for the quarter ended October 31, 1999 from $2.3 million for the quarter ended October 31, 1998, an increase of approximately $6.7 million, or 292.2%. Approximately $7.4 million of the gross profit was from recently acquired manufacturing subsidiaries. Gross margin of the service segment decreased to 39.8% for the quarter ended October 31, 1999 from 58.3% for the quarter ended October 31, 1998. One reason for the decrease was the formation of a unified marketing and sales team that services both the service and manufacturing segments. All of the team's costs are included as costs of service revenues. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs. Non-dedicated costs include administrative and corporate costs. The allocation of non-dedicated costs also contributed to the decrease in the gross margin of the service segment.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $4.0 million for the quarter ended October 31, 1999 from $613,000 for the quarter ended October 31, 1998, an increase of $3.4 million, or 560.7%. Of the total, approximately $2.4 million was attributable to our recently acquired manufacturing subsidiaries. Of the remaining $1.0 million increase, $100,000 was attributable to our services segment and $900,000 was attributable to general corporate expenses. Selling, general and administrative expense as a percentage of revenues increased from 15.5% for the quarter ended October 31, 1998 to 16.0% for the quarter ended October 31, 1999.

Operating Income. Operating income increased to $5.0 million for the quarter ended October 31, 1999 from $1.7 million for the quarter ended October 31, 1998, an increase of $3.3 million, or 195.2%. Operating margins decreased from 42.8% to 19.9% as a result of acquiring manufacturing subsidiaries which have lower operating margins than our services. The service segment contributed approximately $1.6 million to operating income and the manufacturing segment contributed approximately $4.9 million. General corporate expenses included in selling, general and administrative expense and allocated to cost of service revenues reduced operating income by approximately $1.5 million.

Interest Expense. Interest expense increased $50,000 compared to the quarter ended October 31, 1998, due to the assumption of the $4 million in industrial revenue bonds in connection with the MYCO acquisition.

Income Tax Expense. The effective income tax rate for the quarters ended October 31, 1999 and 1998 was 42.2%. This rate varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

Service Revenues. Services accounted for approximately 22.4% and 48.1% of our revenues and operating income, respectively, for the nine months ended October 31, 1999. Service revenues of $12.9 million increased $1.8 million, or 16.1% compared to the first nine months of the prior year as a result of an increase in front-end management revenues and the acquisition in March 1999 of ProMark.

Manufacturing Revenues. Manufacturing display racks and store fixtures accounted for approximately 77.6% and 81.8% of our revenues and operating income, respectively, for the nine months ended October 31, 1999. Manufacturing revenues were $44.7 million in the first nine months of this year. There were no manufacturing revenues in the first nine months of fiscal 1999.

Gross Profit. Gross profit increased to $22.8 million for the nine months ended October 31, 1999 from $6.3 million for the nine months ended October 31, 1998, an increase of approximately $16.5 million, or 259.5%. Approximately $16.7 million of the gross profit was from recently acquired manufacturing subsidiaries. Gross margin of the service segment decreased to 47.3% for the nine months ended October 31, 1999 from 56.9% for the nine months ended October 31, 1998. One reason for the decrease was the formation of a unified marketing and sales team that services both the service and manufacturing segments. All of the team's costs are included as costs of service revenues. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs. Non-dedicated costs include administrative and corporate costs. The allocation of non-dedicated costs also contributed to the decrease in the gross margin of the services segment.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $10.5 million for the nine months ended October 31, 1999 from $1.8 million for the nine months ended October 31, 1998, an increase of $8.7 million, or 473.1%. Of the total, approximately $6.6 million was attributable to our recently acquired manufacturing subsidiaries. Of the remaining $2.1 million increase, $130,000 was attributable to our services segment and $2.0 million was attributable to general corporate expenses. Selling, general and administrative expense as a percentage of revenues increased from 16.4% for the nine months ended October 31, 1998 to 18.2% for the nine months ended October 31, 1999.

Operating Income. Operating income increased to $12.3 million for the nine months ended October 31, 1999 from $4.5 million for the nine months ended October 31, 1998, an increase of $7.8 million, or 172.7%. Operating margins decreased from 40.5% to 21.3% as a result of acquiring manufacturing subsidiaries which have lower operating margins than our services. The service segment contributed approximately $5.9 million to operating income and the manufacturing segment contributed approximately $10.1 million. General corporate expenses included in selling, general and administrative expense and allocated to cost of service revenues reduced operating income by approximately $3.7 million.

Interest Expense. Interest expense increased $527,000 compared to the nine months ended October 31, 1998, principally due to the increased borrowings used to fund our manufacturing acquisitions and the assumption of the $4 million in industrial revenue bonds in connection with the MYCO acquisition.

Income Tax Expense. The effective income tax rates for the nine months ended October 31, 1999 and 1998 were 43.1% and 41.8%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the service segment are for funding the Advance Pay Program and for meeting general working capital requirements. Our primary cash requirements for the manufacturing segment are for purchasing materials and the cost of labor incurred in the manufacturing process. Historically, we have financed our business activities through cash flows from operations, borrowings under our revolving credit facility and through the issuance of equity securities.

During the nine months ended October 31, 1999, we advanced approximately $46.2 million under the Advance Pay Program. During fiscal 1999, 1998 and 1997, we advanced approximately $59.8 million, $41.7 million and $16.7 million, respectively, under the Advance Pay Program. These advances grew by 43.4% from fiscal 1998 to fiscal 1999 and 149.7% from fiscal 1997 to fiscal 1998. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the quarter ended October 31, 1999, the Program was funded by (i) proceeds from the recently completed common stock offering,
(ii) borrowings under the revolving credit facility, and (iii) cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities was $2.2 million for the nine months ended October 31, 1999 compared to net cash used by operating activities of $1.7 million for the nine months ended October 31, 1998.

Net cash used in investing activities was $34.2 million for the nine months ended October 31, 1999 and $3.0 million for the nine months ended October 31, 1998. The increase was due primarily to the acquisitions during the nine months. Net cash provided by financing activities was $33.5 million in the nine months ended October 31, 1999 and $4.6 million in the nine months ended July 31, 1998. The increase was due primarily to proceeds from the common stock offering in July 1999.

At October 31, 1999, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2000.

At October 31, 1999, our total long-term debt obligations were approximately $4.5 million. In March 1999, we amended and restated our Credit Agreement with Wachovia Bank, N.A. to provide for a $15.0 million term loan and a $15.0 million revolving credit facility. Proceeds of the term loan, which were received on March 31, 1999, were used to fund our recent acquisitions and borrowings under the revolving credit facility were used for general corporate purposes, including funding our Advance Pay Program. The term loan was repaid in full in July with proceeds from the public offering. The Credit Agreement is secured by an interest in substantially all of our assets. Wachovia has committed to increase our credit facility to $40 million.

At October 31, 1999, we had no outstanding balance under the revolving credit facility. The revolving credit facility bears interest at a variable rate based on the London Interbank Offered Rate and carries a facility fee of 0.375% per annum on the average daily balance of the unused portion. The revolving credit facility has no termination date, although Wachovia Bank has the right to terminate the facility upon not less than thirteen (13) months prior written notice. We believe that Wachovia will not terminate this arrangement in the foreseeable future. However, should Wachovia terminate the credit facility, we would be required to use funds from operations, obtain other financing or issue equity securities to repay the debt. If we were unable to obtain alternative financing, our ability to fund the Advance Pay Program would be substantially impaired.

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

In connection with the acquisition of MYCO, Inc., the Company assumed MYCO's Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Wachovia has issued a rolling 13-month letter of credit for $4.1 million in connection with the IRB. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The letter of credit is secured by substantially all of our assets. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit vary from 1% to 2.5% (depending upon the ratio of funded debt to EBITDA) per annum of the outstanding bond principal plus accrued interest.

In June 1999, we purchased our facility in High Point, North Carolina for $1.8 million. We financed this purchase through available borrowings under our revolving credit facility.

We believe that our cash flow from operations together with our revolving credit facility and the proceeds from our common stock offering will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

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

YEAR 2000 COMPLIANCE

Year 2000 Overview - Most of the services we provide are dependent upon computer technology. Since early 1997, we have been analyzing and testing all of our information technology (IT) and non-IT data systems for possible Year 2000, or Y2K, problems and have been remediating any Y2K problems detected. As of December 13, 1999, we have completed 100% of all analyses and testing which we believe to be advisable for all six IT and non-IT systems and, as a result, at this time we are not aware of any further remediation effort which may be required.

Claim Submission Program. We developed our Claim Submission Program IT software with a third party. We completed Y2K compliance analysis and testing on this software in February 1999 and have corrected all Y2K problems detected during that testing. In addition, we have upgraded the operating system on the hardware platform for the Claim Submission Program software to be Y2K compliant. We conducted follow up testing and remediation on all Claim Submission Program IT software during October 1999 and, as a result, at this time we are not aware of any further remediation effort which may be required. Our Claim Submission Program also utilizes non-IT phone lines for electronic data transmission. We have confirmed Y2K compliance with the third party provider of our phone services. In the event our telecommunications services experience Y2K-related failures, we would employ alternative, though less efficient, methods of data transmission, such as electronic tape transfer and hard copy data printouts.

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

PIN PROGRAM. The IT component of our PIN Program was developed by our internal programming staff with Microsoft Visual Foxpro version 6.0, which has been declared Y2K compliant by the vendor. We completed testing and remediation of this program during October 1999 and, as a result, at this time we are not aware of any further remediation effort which may be required. There are no non-IT functions upon which the PIN Program is dependent. We have not developed a Y2K failure contingency plan for the PIN Program because we do not believe the program will experience any Y2K-related failures.

ICN. The IT functions of our ICN website were developed by our internal programming staff using Web Connects Software, which has been declared Y2K compliant by the vendor. Background databases are programmed in Microsoft Visual Foxpro version 6.0, which has also been declared Y2K compliant by the vendor. Because the ICN system utilizes an 8-digit date field, we do not anticipate any Y2K problems. We completed Y2K testing and remediation of this program during October 1999 and, as a result, at this time we are not aware of any further remediation effort which may be required. The only non-IT function of ICN involves telecommunications. In the event of telecommunications problems our contingency plan involves other methods of data transmission for this component of ICN such as phoning, faxing or mailing information to our customers.

Front-end Management Services. Our Front-end Management Services IT software was developed by a third party software developer with MacroMedia Director software, which has been declared Y2K compliant by the vendor. The developer also has confirmed that our customized Front-end Management Services software package is Y2K compliant. We completed internal testing of this software during October 1999 and, as a result, at this time we are not aware of any further remediation effort which may be required. There are no non-IT functions related to our Front-end Management Services. Because we do not anticipate Y2K issues, we have not developed a contingency plan for our Front-end Management Services.

Display Rack and Store Fixture Manufacturing. Our Display Rack and Store Fixture Manufacturing subsidiaries were acquired within the past year. We collected data to verify Y2K compliance issues which may affect these subsidiaries. We completed our Y2K analyses and testing for both the IT and non-IT systems of our manufacturing subsidiaries during November 1999 and then setup remediation work which presently we expect to be completed by the end of December. All companies which were using accounting software that was not Y2K compliant have converted to a new accounting package (ACCPAC) that has been declared by the vendor Y2K compliant.

    IT Systems - We believe that we have corrected all Y2K deficiencies which we detected in our manufacturing subsidiaries' IT systems:

     - All manufacturing subsidiaries primary computer systems and all personal computers have been tested and we believe are Y2K compliant.

    - The rack billing and cost sharing software for all of our manufacturing subsidiaries has been replaced and we believe is Y2K compliant.

     - The payroll software used by all the manufacturing subsidiaries has been orally declared compliant by the payroll service providers.

     - Certain aspects of MYCO's inventory and raw materials control software were not Y2K compliant. This software is being replaced with a new purchase order system that will be in place before the end of the year.

     - Brand utilizes a Novell network which is not currently Y2K compliant. We intend to correct this problem by the end of 1999.

    Non-IT Systems - Our non-IT manufacturing systems consist principally of software used in our manufacturing equipment and phone systems. Because our non-IT manufacturing systems are not significantly dependent upon date sensitive functions, we do not expect any material problems with these operations in the event they are not fully Y2K compliant. We have assessed and tested the Y2K compliance status of our manufacturing and phone systems and have taken what we believe to be the necessary steps to ensure that these systems will be substantially Y2K compliant by the end of 1999. Our analysis and testing of our manufacturing subsidiaries' non-IT systems have revealed the following:

     - We believe the only non-IT systems used by MYCO are those pertaining to its manufacturing operations and its phone system. Based on our analysis, there do not appear to be any Y2K issues associated with MYCO's production process. MYCO's phone system has been orally declared compliant by the vendor.

     - The only non-IT system in Chestnut's manufacturing operations involves a wire bender for which we have received written confirmation of Y2K compliance from the vendor. Chestnut's phone system has been orally declared compliant by the vendor.

     - Letters have been received from each vendor of Yeager's production equipment stating to the effect that this equipment is Y2K compliant. Yeager's phone system has been orally declared compliant by the vendor.

     - We are not aware of any Y2K problems relating to Brand's, Aaron's, Huck's or Arrowood's non-IT manufacturing systems. Their phone systems have been orally declared compliant by the vendors.

Third Party Assessments - We have communicated orally or in writing with approximately 90% of our magazine wholesaler, national distributor and magazine publisher trading partners in order to assess their Y2K readiness. Based on those communications, we believe that almost all of those with whom we have communicated expect to be Y2K compliant before the end of 1999, and we do not presently have reason to believe that there will be significant Y2K problems with these third parties that would impair our normal operations. In addition to our oral communications with magazine wholesalers, national distributors and magazine publishers, we sent a letter in May 1999 to 139 magazine wholesalers to verify their Y2K compliance. We have received responses from 33, or 24%, of those contacted. We attempted to contact all parties who failed to respond to our Y2K inquiries. Although we have not received confirmation from 100% of these wholesalers, we have received confirmation from the programming houses for the majority of the wholesalers that they believe their systems to be Y2K compliant.

We have made verbal and written Y2K inquiries of our vendors, suppliers and customers. We have also communicated with our suppliers of non-IT operations and services (such as electricity and telecommunications providers). Based on these communications, we do not presently have reason to believe that there will be Y2K problems involving any of these third parties that would materially impair our operations. In the event any of our vendors or suppliers are not Y2K compliant by the end of 1999, we intend to establish relationships with other vendors or suppliers to replace those who are non-compliant. To date we have received approximately 35% of the responses back from the vendors, suppliers and customers. This 35% represents the majority of all of our major vendors, suppliers and customers. We do not anticipate any far reaching problems with continuing business relationships with these vendors, suppliers and customers.

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

Contingency Plan - In the event our telecommunications services that impact our Claims Submission Program experience Y2K-related failures, we would employ alternative, though less efficient, methods of data transmission, such as electronic tape transfer and hard copy data printouts. In the event of telecommunications problems that impact ICN our contingency plan involves other methods of data transmission such as phoning, faxing or mailing information to our customers. Because we do not anticipate Y2K issues for the remaining IT and non-IT systems we have not developed a contingency plan for those systems.

Y2K Expenses - As of December 1999, we had incurred expenses of less than $50,000 for Y2K analysis, testing and remediation. We do not anticipate any substantial additional expenses in connection with our remaining Y2K compliance efforts. We have not included any expenditures for Y2K compliance in our budget. There can be no assurance that our additional expenses, in particular in connection with our manufacturing subsidiaries, will not be significant.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended October 31, 1999.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(a) The following Current Report on Form 8-K was filed during the quarter ended October 31, 1999.

         (i) The Company's Current Report on Form 8-K dated October 6, 1999, relating to the acquisition of Huck Store Fixture Company on September 21, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  December 15, 1999                          /S/ W. BRIAN RODGERS
                                                  --------------------
                                                  W. Brian Rodgers
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
27.1                       Financial Data Schedule (Filed in EDGAR version only)