Form 10-K
period 2000-01-31
SOURCE INFORMATION MANAGEMENT CO
filed 2000-05-01
CIK 943605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|x| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the fiscal year ended January 31, 2000.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required). For the transition period from _____________ to ______________.

Commission file number 1-13437

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

         MISSOURI                                         43-1710906
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

    TWO CITY PLACE DRIVE, SUITE 380
        ST. LOUIS, MISSOURI                                 63141
(Address of Principal Executive Offices)                 (Zip Code)

                                 (314) 995-9040
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
                  Title of Each Class                      on Which Registered
                  -------------------                     ----------------------




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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 31, 2000 the aggregate market value of the voting and non-voting stock held by non-affiliates of The Source Information Management Company (the "Company") was approximately $230,388,000 based on the last sale price of the Common Stock reported by the Nasdaq National Market on March 31, 2000. At March 31, 2000, the Company had outstanding 17,624,324 shares of Common Stock.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                    Page
                                                                                                    ----
ITEM 1.  Description of Business

ITEM 2.  Description of Property

ITEM 3.  Legal Proceedings

ITEM 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

ITEM 6.  Selected Financial Data

ITEM 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.  Financial Statements

ITEM 9.  Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and
                   Management

ITEM 13. Certain Relationships and Related Transactions

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: (I) OUR DEPENDENCE ON THE MARKETING AND DISTRIBUTION STRATEGIES OF PUBLISHERS AND OTHER VENDORS; (II) OUR ABILITY TO ACCESS CHECKOUT AREA INFORMATION; (III) RISKS ASSOCIATED WITH OUR ADVANCE PAY PROGRAM, INCLUDING PROBLEMS COLLECTING INCENTIVE PAYMENTS FROM PUBLISHERS; (IV) DEMAND FOR OUR DISPLAY RACKS AND STORE FIXTURES; (V) OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY; (VI) COMPETITION; (VII) OUR ABILITY TO EFFECTIVELY MANAGE OUR EXPANSION; AND (VIII) GENERAL ECONOMIC AND BUSINESS CONDITIONS NATIONALLY, IN OUR MARKETS AND IN OUR INDUSTRY. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We are a leading provider of information and management services for retail magazine sales to U.S. and Canadian retailers and magazine publishers. We are also a leading manufacturer of display rack and store fixtures used by retailers.

Through our information services, we provide sales figures and product placement and other related information in various user-friendly formats, including print, CD-ROM and over the Internet. This information helps users to formulate marketing, distribution and advertising plans and to react more quickly to changing market conditions. Our information services cover approximately 7,000 magazine titles and are provided to over 1,300 retail chains with approximately 100,000 stores and 500,000 checkout counters. We believe we maintain the most comprehensive information database available for retail magazine sales and magazine placement at checkout counters. We have expanded upon our experience with retail magazine sales to provide similar information and services to confectioners and vendors of general merchandise sold at checkout counters.

Through our management services, we help retailers to increase sales and incentive payment revenues by reconfiguring and designing front-end display racks, supervising installation, selecting products and negotiating, billing and collecting incentive payments from vendors. Historically, as part of our services, we arranged for the manufacture of display racks for many of our customers. Since January 1999, we acquired five display rack manufacturers. Manufacturing display racks in our own facilities allows us to be a full-service provider of management services for the checkout area, or "front-end," of a customer's store. We also can integrate the design and manufacturing processes with our clients' merchandising strategies and better manage the timing of display rack delivery.

In September 1999, we acquired Huck Store Fixture Company, a major manufacturer and supplier of custom wood displays and fixtures to national retailers. Also, in September, we acquired Arrowood, Inc., another manufacturer of wooden display fixtures. These acquisitions enable us to meet demands for customized wooden display fixtures from our major retail customers. This strategic broadening of our base business provides access to new markets, solidifies existing relationships, and further strengthens our leading position as the front-end one-stop shop for retailers.

We believe that we are well positioned to use our existing relationships with retailers and vendors to cross-sell our information and management services and display rack and store fixture manufacturing capability.

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

Vendors of front-end products compete for favorable spaces on display racks, which we refer to as "pockets." Some vendors make incentive payments to retailers for favorable pocket locations. These payments may include up-front fees to have display racks configured to provide for a vendor's desired pocket placements, recurring pocket rental fees based on the location and size or rebate payments on a product's sales volume.

Timely delivery of information about retailer activity at the front-end, including timing of reconfigurations, changes in display position or the discontinuance of a vendor's products, is important to vendors of front-end products. Timely delivery of information about price changes, special promotions, new product introductions and other vendor plans is important to retailers. We believe that there is an increasing demand on the part of front-end product vendors for more frequent and detailed information on sales and other front-end activity.

BUSINESS SEGMENTS

Our claims submission services for magazine retailers were established over 20 years ago. Our experience in providing these services is the foundation for our other services. Set forth below are descriptions of our services and products in each of our segments: services (22.1% of our fiscal 2000 revenues) and display rack and store fixture manufacturing (77.9% of our fiscal 2000 revenues). See
Note 16 in our "Notes to Consolidated Financial Statements" for certain financial information of each of our segments.

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

Retailer customers who use our claim submission program include Fleming, Kroger, Southland 7-Eleven, Target (converted to Advance Pay subsequent to year end) and Walgreens.

Advance Pay Program. As an extension of our claim submission program, we have established our Advance Pay Program for magazine sales. Under this program, we pay to participating retailers a negotiated fixed percentage of the total quarterly incentive payments and pocket rental fees otherwise due the retailer. We generally make these payments within 90 days after the end of the quarter. We then collect the payments for our own account. This service provides the retailer with improved cash flow and relief from the burdensome administrative task of processing a large number of small checks from publishers. Payments collected from publishers under the Advance Pay Program as a percentage of all incentive payments collected from publishers grew from 21.9% during fiscal 1998 to 30.4% during fiscal 1999 to 32.6% during fiscal 2000.

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

Customers of our Advance Pay Program include A&P, Ahold USA, Food Lion, Kmart and W.H. Smith.

ICN and PIN. In response to the business communications opportunities presented by the Internet, we have developed our ICN website. The ICN website enables subscribing magazine publishers to access information regarding pricing, new titles, discontinued titles and display rack configuration changes on a chain-by-chain basis. This information is important to publishers because discontinuation and placement of their titles on the display rack can have a significant impact on sales. We believe that, prior to ICN, publishers could not react as quickly to these changes. Publishers also can use ICN to promote special incentives and advertise and display special editions, new publications and upcoming covers, all of which can increase their sales. We have begun to receive weekly single-copy magazine sales information on a store-by-store basis from a number of magazine distributors and we recently entered into an agreement with Barnes & Noble, Inc. to jointly offer their store-by-store daily sales data to magazine publishers. We believe the more timely, store-by-store information will increase the attractiveness of our ICN website to publishers.

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

We market to magazine publishers our database of magazine-related industry information (referred to as "PIN") that we gather through our claims submission program. This information assists them in formulating their publishing and distribution strategies. PIN subscribers have access to a historical database of sales information for publications, as well as quarterly updates. PIN can generate reports of total sales, sales by class of trade and sales by retailer. Each report also provides other sales related information, including returns of unsold magazines and total sales ranking. We believe that PIN is the most extensive database available for single-copy retail magazine sales information.

We receive annual fees, paid quarterly, from each publisher and general merchandiser that subscribes to ICN and/or PIN. We also receive fees from publishers for advertising, promotions and special programs on ICN. Since ICN's launch in January 1999, we have signed up over 130 retailer subscribers, including Ames Department Stores, Eckerd, Kmart, Southland 7-Eleven, W.H. Smith and Wegman's Food Markets, over 20 publishers, including Globe Marketing Services, Hearst Distribution Group Magazines, Murdoch Magazines, Time Distribution Services and Times Mirror, and four general merchandisers including Hershey Food Corporation, Nestle USA and Rayovac Corporation.

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

To further enhance our front-end management service capabilities, we developed our SourcePro software. SourcePro is a three dimensional fixture design system that analyzes the retailer's store layout, customer traffic patterns and available front-end merchandising alternatives to develop an appropriate checkout display configuration.

Display Rack and Store Fixture Manufacturing

Front-End and Point-of-Purchase Displays. We design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers, including Ahold USA, American Stores, Kmart, Rite-Aid and Winn Dixie. For many of our retail store accounts, we also invoice vendors for rack costs and coordinate the collection of payments on these invoices. We believe that manufacturing display racks increases our access to information about sales of magazines and other products from retail checkout areas, which enhances our ability to provide PIN and ICN.

Our manufacturing process typically begins when a retail store chain requests us to design a display for its stores. We create a computer model of the display based on the retailer's specifications, from which a prototype is created and presented to the retailer for its examination. We then work together with the retailer to finalize the design of the display and negotiate a price per display. All of our front-end display racks are manufactured to customer specifications.

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

Wooden Store Fixtures. In September 1999, we acquired Huck, a major manufacturer and supplier of custom wood displays and fixtures to national retailers. Also, in September, we acquired Arrowood, another manufacturer of wooden display fixtures. These acquisitions enable us to meet demands for customized wooden display fixtures from our major retail customers. This strategic broadening of our base business provides access to new markets, solidifies existing relationships, and further strengthens our leading position as the front-end one-stop shop for retailers.

Current customers for wooden store fixtures include bookstore chains, discount stores, department stores, convenience stores, pizza delivery stores and other niche retailers. Our fixtures are primarily made from wood veneers or laminated wood. Other raw materials used include paints and varnishes and hardware such as hinges, drawer slides, aluminum and other metals to support and assemble the wood product. Our production process includes cutting, machining, assembly and finish. Virtually all product is shipped assembled ready to place in service at a retailer's store.

All wooden store fixtures are custom made and as such we do not manufacture product without a customer commitment for the product. Engineering and design teams work closely with retailers to create product to meet specific requirements. The process includes use of computer assisted drawings (CAD) and "photo rendering" that allow a retailer to see an image of the product from various angles and make changes. Once the CAD drawing is finalized, a prototype is typically manufactured for approval prior to large scale manufacturing. Products we make for retailers are check out counters, service desks, fitting rooms, customized room kits, bookshelves, magazine racks and other merchandise display fixtures.

To meet seasonal demands for product, customers will typically provide commitments well in advance of needing the product in its stores so that enough product is available for shipment when needed. As such, our inventory levels increase during seasonal periods when customers are not opening or remodeling stores, typically November through April. Inventory levels decrease during periods when the majority of store openings and remodelings occur, typically July through October.

MAJOR CUSTOMERS

For fiscal 2000, two customers accounted for approximately 26% of revenues. Winn Dixie accounted for approximately 15% of revenues and Ahold USA accounted for approximately 11% of revenues. For fiscal 1999, three customers accounted for approximately 38% of revenues. One of the three customers, Food Lion, Inc., accounted for approximately 27% of revenues. No customer exceeded 10% of revenues for fiscal 1998. Our major customers in terms of revenues are usually retailers in the process of reconfiguring their checkout areas. Because this process typically occurs every three years, our major customers vary from year to year.

MARKETING AND SALES

We market our services and display fixtures through our own direct sales force. Our sales group consists of three divisional vice presidents and 22 regional managers. We have integrated our marketing efforts for our traditional information and management services with our display rack manufacturing. We market our services primarily through direct contact with clients and prospective clients. We also market our services at industry trade shows and through trade publications.

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

COMPETITION

We face significant competition for many of our services. For example, we have a substantial number of direct competitors for our claims submission program, all of which are closely-held private companies. We also compete with five other manufacturers for front-end display rack manufacturing business. There also are a substantial number of competitors for our point-of-purchase rack business, many of which are national in scope. Any of these competitors could also compete for our front-end display fixture business.

In addition, some of our information and management services may be performed directly by our retailer customers or by vendors, distributors or other information service providers. Other organizations, including ACNielsen, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. While none of these organizations currently compete with us, any one of them could do so. If any of them were to compete with us, given their experience in collecting information and their industry reputation, they could be a formidable competitor.

Our competitors also may introduce services that are perceived by our clients to be more attractive than those we provide. In addition, many of our current and possible competitors have substantially greater financial resources than we do.

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

Competitive pressures may result in a decrease in the number of clients we serve and a decrease in our revenues. Either of these could materially harm our business, financial condition and future results.

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

We have filed applications with the U.S. Patent Office for patent protection for our ICN, SourcePro and PIN innovations. Certain aspects of our ICN, SourcePro and PIN innovations also have copyright protection.

EMPLOYEES

As of March 31, 2000, we employed approximately 900 persons. Of the employees at our Brooklyn, New York facility, 175 are represented by Local 810 of the Steel, Metal, Alloys and Hardware Fabricators of the International Brotherhood of Teamsters under a collective bargaining agreement expiring on September 30, 2004. Of the employees at our Philadelphia, Pennsylvania facility, 68 are represented by Local 837 of the Teamsters Union under a collective bargaining agreement expiring on December 31, 2000. We consider our employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

We conduct our business from over twenty manufacturing, data processing, office and warehouse facilities. All of our manufacturing and warehouse facilities are used by our display rack and store fixture manufacturing segment. Our office facilities are shared by our manufacturing and services segments.

             LOCATION                           DESCRIPTION              SIZE SQ. FT.      OWNED/LEASED
         ----------------                  -------------------           ------------     -------------
         St. Louis, MO                     Office                            5,100              Leased
         Upper Saddle River, NJ            Office                            8,000              Leased
         High Point, NC                    Data Processing/Office           22,000              Owned
         Don Mills, Ontario                Office                            3,900              Leased
         Rockford, IL                      Manufacturing/Office            310,500              Owned
         Jacksonville, FL                  Manufacturing/Office             55,000              Leased
         Brooklyn, NY                      Manufacturing/Office             92,000              Leased
         Philadelphia, PA                  Manufacturing/Office            110,000              Owned
         Vancouver, British Columbia       Manufacturing/Office             20,000              Leased
         Quincy, IL                        Manufacturing/Office            260,000              Owned
         Carson City, NV                   Manufacturing/Office            135,000              Owned
         Norwood, NC                       Manufacturing/Office             52,000              Leased

In addition, we have warehouse facilities in Florida, New Jersey and South Carolina and small offices in New York, Arizona, Pennsylvania, Ohio, Oklahoma, Texas, Massachusetts, Wisconsin, Alberta and Ontario. We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Shareholders of the Company was held on November 22, 1999. Of the 16,874,345 shares entitled to vote at such meeting, 15,917,624 shares were present at the meeting in person or by proxy.

(b) The proposal to amend the Company's 1995 Incentive Stock Option Plan ("Stock Plan") to provide for an increase in the number of shares of the Company's Common Stock available under the Stock Plan by 1,000,000 shares, was approved. The purpose of the amendment was to increase the number of available shares so as to enable the Company to continue the Stock Plan in future years. The number of shares voted for, against and withheld were as follows:


                             For              Against               Withheld               Non-Vote
                             ---              -------               --------               ---------
                           10,857,197         438,281                 31,221               4,590,925

         Each of the management nominees for director was duly elected to serve an additional term of three years. The number of shares voted for and withheld were as follows:


                                               For                      Withheld
                                            ----------                  --------

         Aron Katzman                       15,832,243                   85,381

         Randall S. Minix                   15,832,443                   85,181

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

Fiscal 1999                                                            High             Low
-----------                                                            ----             ---
First Quarter                                                          $6.75            $5.13
Second Quarter                                                         $8.00            $5.75
Third Quarter                                                          $6.88            $5.00
Fourth Quarter                                                         $12.38           $5.75

Fiscal 2000                                                            High             Low
-----------                                                            ----             ---

First Quarter                                                          $14.00           $9.75
Second Quarter                                                         $17.38           $10.75
Third Quarter                                                          $15.88           $11.00
Fourth Quarter                                                         $17.13           $10.44

As of March 31, 2000, there were approximately 4,500 holders of record of the Common Stock.

We have never paid dividends on our Common Stock. The Board of Directors presently intends to retain all of its earnings, if any, for the development of our business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon a number of factors, including among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors that the Board of Directors may deem relevant. Currently, the credit agreement with Bank of America, N.A., limits the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

SALES OF UNREGISTERED SHARES

In February 1999, September 1999 and January 2000, we issued shares of our Common Stock to the former stockholders of manufacturers that we acquired as part of the consideration for such acquisitions. Based upon representations made by each of the stockholders, we believe each of them is an "accredited investor" as that term is defined in Regulation D promulgated under the Act. Each of the stockholders represented to us in writing that he was acquiring the shares for investment and agreed that the shares could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which, in the opinion of counsel acceptable to us, is exempt from the registration requirement. The certificates for the shares bear appropriate restrictive legends. We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to
Section 4(2) thereof. The shares were issued as follows:

a.   134,615 shares of Common Stock to the former stockholder of MYCO, Inc.;

b. 285,714 shares of Common Stock to the former stockholders of Chestnut Display Systems, Inc.;

c. 100,000 shares in September and 267,883 shares in January of Common Stock to the former stockholders of Huck Store Fixture Company

In August 1999, Donald & Co. Securities, Inc. ("Donald") exercised warrants to purchase 200,000 shares of common stock at $4.80 per share. The warrants were issued to Donald in 1997 as underwriting compensation in connection with our public offering in October 1997. These shares have since been registered under the Act on Form S-3 for resale by Donald.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Fiscal Year Ended January 31,
                                                  ---------------------------------------------------------------------
                                                      1996         1997          1998          1999          2000
                                                  -----------  ------------  ------------  ------------  --------------
                                                               (in thousands, except for per share data)
STATEMENT OF OPERATIONS INFORMATION:
Service revenues                                      $  8,121     $  7,298      $ 11,804     $  14,229     $   18,249
Product sales                                                -            -             -         6,871         64,239
                                                      ---------    ---------     ---------    ----------    -----------
        Total revenues                                   8,121        7,298        11,804        21,100         82,488
                                                      ---------    ---------     ---------    ----------    -----------
Cost of service revenues                                 4,409        5,064         5,861         6,659          9,305
Cost of goods sold                                           -            -             -         4,609         39,564
                                                      ---------    ---------     ---------    ----------    -----------
        Total costs of revenues                          4,409        5,064         5,861        11,268         48,869
        Gross profit                                     3,712        2,234         5,934         9,832         33,619
Selling, general and administrative expense              2,800        2,904         2,351         2,949         14,880
                                                      ---------    ---------     ---------    ----------    -----------
Operating income (loss)                                    912         (670)        3,592         6,883         18,738
Interest expense                                          (120)        (312)         (714)         (331)        (1,033)
Interest income                                             25           31            21            29            114
Other income (expense)                                    (219)         (29)          (79)          (47)          (151)
                                                      ---------    ---------     ---------    ----------    -----------
Income (loss) before income taxes                          598         (980)        2,820         6,534         17,668
Income tax (provision) benefit                            (406)         377        (1,231)       (2,667)        (7,557)
                                                      ---------    ---------     ---------    ----------    -----------
        Net income (loss)                             $    192     $   (603)     $  1,589     $   3,867     $   10,111
                                                      ---------    ---------     ---------    ----------    -----------

Earnings (loss) per share
        Basic                                         $   0.04     $  (0.11)     $   0.23     $    0.42     $     0.66
        Diluted                                           0.04        (0.11)         0.22          0.40           0.60
Weighted average outstanding shares
        Basic                                            5,028        5,557         6,562         9,132         15,332
        Diluted                                          5,028        5,557         6,694         9,776         16,815



                                                                   At January 31,
                                                     -------------------------------------------
                                                      1996    1997      1998     1999      2000
                                                     ------  -------  -------  -------  --------
                                                                   (in thousands)
BALANCE SHEET INFORMATION:
Working capital                                      $1,306  $ 2,323  $16,988  $22,014  $ 61,456
Total assets                                          5,346   15,570   23,808   65,878   156,759
Total debt                                               92    7,216    8,635    3,508    32,389
Redeemable stock                                          -    1,026        -        -         -
Stockholders' equity                                  2,018    3,146   12,495   52,310   107,414


For a discussion on acquisitions that affect comparability of results, see Note 5 in the "Notes to the Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We derive our revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers and confectioners and vendors of gum and general merchandise sold at checkout counters and (2) manufacturing display racks and store fixtures used by retailers at checkout counters and other areas of their stores.

Fees earned in connection with the collection of incentive payments under our Traditional Claim Submission and Advance Pay Programs continue to be significant contributors to our service revenues. Payments collected from publishers under the Advance Pay Program as a percentage of all incentive payments collected from publishers grew from 21.9% during fiscal 1998 to 30.4% during fiscal 1999 and 32.6% during fiscal 2000. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Traditional Claim Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we pay participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

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

Front-end management includes configuring and designing front-end display racks, supervising installation and collecting incentive payments from vendors for product placement. Front-end management revenues are recognized as services are performed.

Since January 1999, we acquired five manufacturers of front-end and free-standing point-of-purchase display racks and two manufacturers of wooden store fixtures. Manufacturing display racks and store fixtures in our own facilities allows us to be a full-service provider of management services for the front-end of a customer's store.

We intend to continue to increase the operating margins in our display rack and store fixture manufacturing segment by consolidating duplicative administrative functions, through increased purchasing power, by using more efficient manufacturing methods in our acquired facilities and by more efficiently utilizing plant capacities.

We generally recognize manufacturing revenues as products are shipped to customers. When we receive payment prior to shipment, we record the amount as a liability and recognize the amount as revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. In this case revenue is recognized when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the products are segregated from other goods. In our display rack and store fixture manufacturing segment, we also receive trucking revenues for transporting racks and warehousing revenues for storing racks. We generally recognize trucking revenues as shipments are completed. Warehousing revenues are recognized when services are rendered.

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

See Note 16 in the "Notes to Consolidated Financial Statements" for certain financial information on our two business segments, which are services and display rack and store fixture manufacturing.

RECENT ACQUISITIONS

Since January 7, 1999, we acquired the following companies. Each of the acquisitions was accounted for as a purchase.

     o SOURCE-U.S. MARKETING SERVICES, INC. U.S. Marketing is the parent of Brand Manufacturing Corporation, a manufacturer of front-end display racks with manufacturing facilities in Brooklyn, New York and a warehouse and distribution facility in New Jersey. Through its affiliates, Brand also provides trucking and freight services and removes and disposes of display racks no longer required by our customers. We acquired the stock of U.S. Marketing in January 1999 for 1,926,719 shares of our common stock and 1,473,281 shares of our Class A Convertible Preferred Stock, valued at the time of the acquisition at $26.3 million in total. The Class A Convertible Preferred Stock was converted into an equal number of shares of common stock on March 30, 1999.

     o SOURCE-YEAGER INDUSTRIES, INC. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania. We purchased the assets of Yeager Industries, Inc. and assumed its operating liabilities in January 1999 for $2.3 million in cash and 164,289 shares of our common stock, valued at the time of the acquisition at $1.2 million. The purchase price could be increased by up to $500,000 (the "Earnout"), depending upon Yeager's performance during fiscal 2000 and 2001. In April 2000, the parties terminated the Earnout provision and we issued to Yeager 12,987 shares of our common stock.

     o SOURCE-MYCO, INC. MYCO is a Rockford, Illinois manufacturer of front-end display racks. We purchased the assets and assumed the operating liabilities of MYCO, Inc. in February 1999 for $12.0 million in cash and 134,615 shares of our common stock, valued at the time of the acquisition at $875,000. We also assumed MYCO Inc.'s industrial revenue bond indebtedness of $4.0 million and repaid MYCO, Inc's indebtedness of $1.5 million. The purchase price may be increased by up to an additional 250,000 shares of our common stock depending on MYCO's performance in the twelve months following the acquisition.

     o SOURCE-CHESTNUT DISPLAY SYSTEMS, INC. Chestnut manufactures front-end display racks from facility in Jacksonville, Florida. We purchased the assets and assumed the operating liabilities of Chestnut Display Systems, Inc. and its affiliate, Chestnut Display Systems (North), Inc. in February 1999 for $3.6 million in cash and 285,714 shares of our common stock, valued at the time of the acquisition at $1.8 million. The purchase price may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid in a combination of cash and common stock. The number of shares will be calculated using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share.

     o PROMARK. We purchased the assets and assumed the operating liabilities of 132127 Canada Inc., known as ProMark, in March 1999. Headquartered in Toronto, this operation provides rebate and information services to retail customers throughout Canada and strengthens our ability to obtain information about retail sales from checkout areas in Canada. We paid a cash purchase price of Cdn$1.5 million for ProMark.

     o AARON WIRE AND METAL PRODUCTS, LTD. Aaron Wire manufactures front-end display racks from its facilities in Vancouver, British Columbia. In July 1999, we acquired the stock of Aaron Wire for approximately Cdn$2.4 million.

     o SOURCE-HUCK STORE FIXTURE COMPANY. Huck manufactures wooden store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada. In September 1999, we purchased the assets and assumed certain operating liabilities of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of our common stock, valued at the time of acquisition at approximately $1.5 million. We also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers were entitled to a payment, based on performance, which was calculated and paid in January, 2000. That payment was an additional $6.7 million in cash and

          267,883 shares of our common stock, valued at the time of issuance at $3.8 million. The sellers will be entitled to an additional payment, an earnout payment, in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November, 1999 and 2000 exceeds the amounts previously paid.. The earnout will be paid 70% in cash and 30% in our common shares, with shares valued for such purposes at the closing value on the date of the letter of intent. The closing price on the date of the letter of intent was $11.375.

     o HUCK STORE FIXTURE COMPANY OF NORTH CAROLINA. In September 1999, our subsidiary, Huck Store Fixture Company of North Carolina, acquired the net assets of Arrowood, Inc. for $939,000 in cash and two separate notes for a total of $380,000. This company manufactures wooden store fixtures from its facility in Norwood, North Carolina. Huck Store Fixture Company had entered into a letter of intent to purchase Arrowood prior to our acquisition of Huck.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:


                                                   Fiscal Year Ended January 31,
                                                   -----------------------------
                                                        2000      1999     1998
Service Revenues .................................      22.1%     67.4%    100.0%
Product Sales ....................................      77.9%     32.6%        -%
                                                        ----      ----     ------

     Total Revenues ..............................     100.0%    100.0%    100.0%
Cost of Service Revenues .........................      11.3%     31.6%     49.7%
Cost of Goods Sold ...............................      48.0%     21.8%        -%
                                                        ----      ----     ------
     Gross Profit ................................      40.7%     46.6%     50.3%
Selling, General and Administrative Expense ......      18.0%     14.0%     19.9%
                                                        ----      ----     ------
     Operating Income ............................      22.7%     32.6%     30.4%
Interest, Net ....................................      (1.1)%    (1.4)%    (5.9)%
Other Income (Expense), Net ......................      (0.2)%    (0.2)%    (0.7)%
                                                        ----      ----     ------
Income Before Income Taxes .......................      21.4%     31.0%     23.8%
                                                        ----      ----     ------
     Net Income ..................................      12.3%     18.3%     13.5%
                                                        ====      ====     ======


FISCAL 2000 COMPARED TO FISCAL 1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 22.1% and 46.7% of our revenues and operating income, respectively, for fiscal 2000 and 1999. Service revenues of $18.2 million in fiscal 2000 increased $4.0, or 28.2%, compared to fiscal 1999 as a result of an increase in front-end management revenues and the acquisition in March 1999 of ProMark.

Product Sales. In January, 1999, we acquired Yeager and U.S. Marketing. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 77.9% and 83.0% of our revenues and operating income, respectively, for fiscal 2000. Product sales were $64.2 and $6.9 million, respectively, in fiscal 2000 and 1999.

Gross Profit. Gross profit increased to $33.6 million in fiscal 2000 from $9.8 million in fiscal 1999, an increase of approximately $23.8 million. All of the increase in gross profit was due to our recently acquired manufacturing subsidiaries. Gross margin of the services segment decreased from 53.2% in fiscal 1999 to 49.0% in fiscal 2000. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs, which include administrative costs. ProMark's gross profit contribution caused the gross profit percentage to decrease 1.4 percentage points. ProMark is a wholly-owned Canadian subsidiary acquired in March 1999 which has continued to operate relatively autonomously. The remaining 2.8 percentage point decline was due to a $500,000 increase in dedicated costs. This increase was due to dedicated costs associated with the accumulation of store-level magazine sales data and ICN in general. In addition, growth in wage rates contributed to the $500,000 increase in dedicated costs.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $14.9 million in fiscal 2000 from $2.9 million in fiscal 1999, an increase of $11.9 million. Of the total increase, approximately $8.6 million was attributable to the recently acquired manufacturing subsidiaries. The remaining $3.2 million increase was attributable to general corporate expenses. Selling, general and administrative expense as a percentage of revenues increased from 14.0% in fiscal 1999 to 18.0% in fiscal 2000.

Operating Income. Operating income increased to $18.7 million in fiscal 2000 from $6.9 million in fiscal 1999, an increase of $11.8 million. Operating margins decreased from 32.6% to 22.7% as a result of acquiring manufacturing subsidiaries which have lower operating margins than the services segment. The service segment contributed approximately $8.8 million to operating income and the display rack and store fixture manufacturing segment contributed approximately $15.5 million. General corporate expenses included in selling, general and administrative expense and allocated to cost of service revenues reduced operating income by approximately $5.6 million.

Interest Expense. Interest expense for fiscal 2000 increased $702,000 compared to fiscal 1999 principally due to the increased borrowings used to fund the manufacturing acquisitions and the assumption of the $4 million in industrial revenue bonds in connection with the MYCO acquisition.

Income Tax Expense. The effective income tax rates for fiscal years 2000 and 1999 were 42.8% and 40.8%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

FISCAL 1999 COMPARED TO FISCAL 1998

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN and front-end management, accounted for approximately 67.4% and 74.4% of our revenues and operating income, respectively, for fiscal 1999. Because of its recent introduction, we received no revenues from ICN in fiscal 1999. Service revenues increased to $14.2 million in fiscal 1999 from $11.8 million in fiscal 1998, an increase of 20.3%. Increased retailer participation in the Advance Pay Program and the acquisition of Periodical Concepts contributed to the increase. Claim Submission Program, Advance Pay Program and PIN revenues increased approximately $1.7 million, or 16.8%, over the prior year. Front-end management revenues increased from $1.5 million in the prior year to $2.2 million in the current year, or 46.9%. This was due to an increase in the number of reconfiguration programs that we undertook on behalf of our retailer clients.

Product Sales. On January 7, 1999, we acquired Yeager and U.S. Marketing. Results of operations for both companies have been included in our consolidated financial statements since the date of acquisition. Manufacturing display racks accounted for approximately 32.6% and 25.6% of our revenues and operating income, respectively, for fiscal 1999. Product sales were $6.9 million in fiscal 1999. There were no product sales in fiscal 1998.

Gross Profit. Gross profit increased to $9.8 million in fiscal 1999 from $5.9 million in fiscal 1998, an increase of approximately $3.9 million, or 65.4%. Approximately $2.3 million of the increase in gross profit was due to our recently acquired manufacturing subsidiaries. The remaining $1.6 million increase was attributable to our services segment. Gross margin of the services segment increased slightly to 53.2% in fiscal 1999 from 50.3% in fiscal 1998. The improved services segment gross margin was due in large part to a 20.3% increase in service revenues without a corresponding increase in employees.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $2.9 million in fiscal 1999 from $2.3 million in fiscal 1998, an increase of $600,000, or 25.5%. Of the total, approximately $502,000 was attributable to the recently acquired manufacturing subsidiaries. The remaining $97,000 increase was attributable to the services segment. Overall, selling, general and administrative expense as a percentage of revenues decreased from 19.9% in fiscal 1998 to 14.0% in fiscal 1999.

Operating Income. Operating income increased to $6.9 million in fiscal 1999 from $3.6 million in fiscal 1998, an increase of $3.3 million, or 91.7%. As a percentage of revenues, operating income increased to 31.0% in fiscal 1999 from 23.9% in fiscal 1998. Of the $3.3 million increase, approximately $1.8 million was attributable to the recently acquired manufacturing subsidiaries. Approximately $1.5 million was attributable to the services segment. The significant increase in operating income from the services segment was primarily a result of higher gross profits and stable selling, general and administrative expenses during fiscal 1999.

Interest Expense. Interest expense decreased $383,000, principally due to the repayment of borrowings with cash generated by our Common Stock offerings in October 1997 and June 1998.

Income Tax Expense. The effective income tax rates for fiscal years 1999 and 1998 were 40.8% and 43.7%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include meals and entertainment, goodwill amortization, and officers' life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the services segment are for funding the Advance Pay Program and for meeting general working capital requirements. Our primary cash requirements for the display rack and store fixture manufacturing segment are for purchasing materials and the cost of labor incurred in the manufacturing process. Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

During fiscal 2000, 1999 and 1998, we advanced approximately $68.9 million, $59.8 million and $41.7 million, respectively, under the Advance Pay Program. These advances grew by 15.2% from fiscal 1999 to fiscal 2000 and 43.4% from fiscal 1998 to fiscal 1999. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During fiscal 2000, the Program was funded by (i) proceeds from the common stock offering, (ii) borrowings under the revolving credit facility, and (iii) cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash used by operating activities of $16.4 million for fiscal 2000 was primarily from the increase in accounts receivable, increase in other assets and decrease in accounts payable and accrued expenses offset by net income and non cash items of depreciation and amortization. Accounts receivable increased only 120.1% from $29.5 million at January 31, 1999 to $64.8 million at January 31, 2000 despite a 290.9% increase in revenues. The average collection period for 2000 was approximately 145 days (considered to be within an acceptable range by management based on the nature of our business and historical experience). The collection period cannot be calculated by examining our financial statements because reported revenue associated with the Advance Pay Program includes only the difference between what we advance the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded. If the revenues were reported in a manner consistent with the recording of the receivables, revenues would have been approximately $68.9 million higher than reported, or approximately $151.3 million. Dividing the average accounts receivable into $151.3 million results in an average collection period of approximately 145 days. Net cash provided by operating activities of $590,000 for fiscal 1999 was primarily from net income enhanced by a decrease in inventories and other assets, partially offset by an increase in accounts receivable. Net cash used by operating activities of $2.4 million for fiscal 1998 was primarily from the increase in accounts receivable offset by net income, an increase in amounts due customers and non cash items of depreciation and amortization.

Net cash used in investing activities was $42.1 million, $5.5 million, and $711,000 in fiscal year 2000, 1999 and 1998, respectively. The increases were primarily due to the acquisitions in fiscal 2000 and 1999. Net cash provided by financing activities was $59.4 million, $5.6 million and $2.9 million in fiscal year 2000, 1999 and 1998. The increase in fiscal 2000 is due to the public offering in July 1999 and an increase in the balance on the revolving credit facility.

At January 31, 2000, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2001.

At January 31, 2000, we had total deferred tax assets of $315,000 and total deferred tax liabilities of $2.0 million, resulting in a net deferred tax liability of $1.7 million. This liability was due to the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. We intend to obtain the funds necessary to satisfy this tax obligation from cash flows from operations.

The balance outstanding under the revolving credit facility at January 31, 2000 and 1999 was approximately $27.9 million and $3.2 million, respectively. Borrowings have increased primarily as a result of funding acquisitions and funding increases in the Advance Pay Program.

At January 31, 2000, our total long-term debt obligations were approximately $32.2 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. At April 13, 2000, we had approximately $24.3 million of availability under the revolving credit facility. The revolving credit facility bears interest at a rate equal to the London Interbank Offered Rate plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios and (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

In connection with the acquisition of MYCO, Inc., the Company assumed MYCO's Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America has issued an unsecured letter of credit for $4.1 million in connection with the IRB with an initial expiration date of April 20, 2001. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

In June 1999, we purchased our facility in High Point, North Carolina for $1.8 million. We financed this purchase through available borrowings under our revolving credit facility.

We believe that our cash flow from operations together with our revolving credit facility will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

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

YEAR 2000

The Company successfully completed its Year 2000 project including all assessment, remediation and testing of all internal systems by December 31, 1999. Subsequent to that date, no adverse developments have occurred which would affect the Company's business, financial condition or results of operations. All internal systems have functioned as planned in 2000, and no third party vendors, suppliers or customers have failed to provide the required levels of service. The Company will continue to monitor both its systems and its transactions with third parties during the year and address any problems as needed.

The costs of the Year 2000 project were expensed as incurred. The total cost of this project through the end of 1999 was approximately $40,000. Hardware purchases to replace existing computers that were not Y2K compliant accounted for $39,000 of the total amount. The remaining $1,000 was used to cover travel expenses for trips to our third party software consultant. The time spent at the third party consultant was for testing software upgrades to ensure programs were Y2K compliant. All costs were expensed during fiscal year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and exchange rate variability. Substantially all of the Company's debt relates to a three-year credit agreement with an outstanding principal balance of approximately $27.8 million as of January 31, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement, and is subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

The Company also conducts operations in Canada. For the year ended January 31, 2000, approximately 2.2% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements of the Company are included herein as a separate section of this statement which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                                        Age      Position
----                                        ---      --------

S. Leslie Flegel                            62       Director, Chairman and Chief Executive Officer

Richard A. Jacobsen                         43       Director, Vice-Chairman and Chief Operating Officer

William H. Lee                              48       Director, Chairman of the Executive Committee and Chief
                                                     Administrative Officer

James R. Gillis                             46       Director, President

W. Brian Rodgers                            34       Secretary and Chief Financial Officer

Dwight L. DeGolia                           54       Executive Vice President, Special Projects

Jason S. Flegel                             34       Executive Vice President, Information Services

Cameron Cloeter                             44       Executive Vice President, Sales and Marketing

Monte Weiner                                49       Executive  Vice  President  & Chief  Executive  Officer  - Source
                                                     Display

James W. Brinkerhoff                        56       Vice President - Human Resources

Robert O. Aders                             71       Director

Harry L. "Terry" Franc, III                 63       Director

Aron Katzman                                61       Director

Randall S. Minix                            49       Director

George W. Off                               53       Director

Kenneth F. Teasdale                         65       Director


The Board consists of ten members, each of whom serves in that capacity for a three year term or until a successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board. Our Articles of Incorporation and By-Laws provide for three classes of directorships serving staggered three year terms such that one class of the directors is elected at each annual meeting of stockholders. The terms of Messrs. Off, Franc and Jacobsen will continue until the 2000 annual meeting of stockholders, the terms of Messrs. Aders, Flegel and Lee will continue until the 2001 annual meeting of stockholders and the terms of Messrs. Katzman, Minix, Gillis and Teasdale will continue until the 2002 annual meeting of stockholders.

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

James R. Gillis has been a director of The Source since March 2000 and has served as President since December 1998. Prior thereto, he served as the President of Brand Manufacturing Corporation from September 1995. Prior to joining Brand, Mr. Gillis was a partner in the Aders-Wilcox-Gillis Group, which advised supplier companies on industry retailers worldwide. Mr. Gillis is a member of the Board of Directors of Broadband Sports, Inc.

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

Cameron Cloeter has served as Executive Vice President, Sales and Marketing since August 1999. For five years prior thereto, Mr. Cloeter was Senior Vice President of Sales at Time-Warner Inc.'s Time Distribution Services. Prior to joining Time Distribution Services, Mr. Cloeter worked for M&M Mars for 15 years where his last position was Director of Sales for the Eastern United States.

Monte Weiner has served as Executive Vice President and Chief Executive Officer
- Source Display since September 1999. For more than 15 years prior thereto, Mr. Weiner served as President of TCE Corporation and Secretary and Treasurer of Brand Manufacturing Corporation.

James W. Brinkerhoff has served as Vice President - Human Resources since October 1999. Prior to joining The Source, Mr. Brinkerhoff was Vice President Human Resources and Administration for Ganes Chemical, Inc. from June 1995. Previous to Ganes, Mr. Brinkerhoff was Director, Human Resources for Potters Industries, Inc.

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

George W. Off was elected as a director of The Source in January 2000. Mr. Off, one of the founders of Catalina Marketing Corporation, is the company's Chairman of its Board of Directors. Prior to this position, he served as president and chief executive officer, responsible for overall corporate management and guiding of long-term corporate strategy. He also held the positions of vice president of operations, executive vice president and chief operating officer. An expert on scanning data applications in the retail grocery industry, Mr. Off was instrumental in the development of Catalina Marketing from its earliest phases. During his nearly 35 years in the retail marketing industry, he has held operations and executive positions at two major supermarket chains. Mr. Off is a member of the Food Merchandisers' Education Council and a member of the board of directors of Telephone and Data Systems, Inc., Take Stock in Children and Eckerd College in St. Petersburg, Florida.

Kenneth F. Teasdale was elected as a director of The Source in March 2000. Mr. Teasdale has been the Chairman of Armstrong Teasdale LLP, a law firm, since 1993 and before that was Managing Partner from 1986 to 1993. He has been associated with Armstrong Teasdale since 1964. Prior thereto, Mr. Teasdale served as General Counsel to the Democratic Policy Committee of the United States Senate beginning in 1962. In that position, he also served for three years as Legal Assistant to the Majority Leader of the United States Senate. Mr. Teasdale is Chairman of the Board of Regents for St. Louis University, Member of the Board of Trustees for the St. Louis Science Center, member of the Board of Directors for the United Way of Greater St. Louis, member of the Board of Trustees for St. Louis University and member of the Board of Trustees for the St. Louis Art Museum.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has established an Audit Committee, a Compensation Committee, a Finance Committee and an Acquisition Committee. The duties and members of each of these committees are indicated below.

o The Audit Committee is comprised of two non-employee directors, presently Messrs. Minix and Katzman, and has the responsibility of recommending the firm that will serve as our independent auditors, reviewing the scope and results of the audit and services provided by our independent accountants and meeting with our financial staff to review accounting procedures and policies.

o The Compensation Committee is comprised of three non-employee directors, presently Messrs. Aders, Katzman and Minix, and has been given the responsibility of reviewing our financial records to determine overall compensation and benefits for executive officers and to establish and administer the policies which govern employee salaries and benefit plans.

o The Finance Committee is comprised of two directors, Messrs. Franc and Katzman. The Finance Committee has been given the responsibility of monitoring our capital structure, reviewing available alternatives to satisfy our liquidity and capital requirements and recommending the firm or firms which will provide investment banking and financial advisory services to us.

o The Acquisition Committee is comprised of four directors, presently Messrs. Katzman, Aders, Franc and Minix, and has been given the responsibility of monitoring our search for attractive acquisition opportunities, consulting with members of management to review plans and strategies for the achievement of our external growth objectives and recommending the firm or firms that will serve as advisors to us in connection with the evaluation of potential business combinations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, all executive officers and directors of the Company timely filed with the Securities and Exchange Commission all reports required by Section 16(a) of the Securities Exchange Act of 1934 except that Mr. Cloeter filed a Form 3, Initial Statement of Beneficial Ownership of Securities, more than 10 days after he became an executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                    SECURITIES
  NAME OF PRINCIPAL                    FISCAL                                       UNDERLYING            ALL OTHER
      POSITION                          YEAR      SALARY ($)      BONUS ($)         OPTIONS (#)      COMPENSATION(1)($)
--------------------                   -----      ----------     ----------       -------------      ------------------
S. Leslie Flegel                       2000       $330,000       $ 140,000           525,000              $5,450
  Chief Executive Officer              1999        260,857          23,795           360,000               5,450
                                       1998        255,000          96,300            89,256               9,093

William H. Lee                         2000       $246,430       $ 100,000                --              $2,847
  Chief Administrative Officer         1999        246,430          23,795                --               3,056
                                       1998        245,494          70,382            49,091               3,056

Richard A. Jacobsen                    2000       $166,458       $ 512,902           375,000              $2,360
  Chief Operating Officer              1999
                                       1998

James R. Gillis                        2000       $250,000       $ 150,000                --              $2,860
  President                            1999         21,308              --           202,000                --
                                       1998

Monte Weiner                           2000       $150,000       $ 100,000            25,000                --
  Executive Vice President &           1999             --              --           100,000                --
  CEO - Source Display                 1998

----------

(1) In fiscal 2000, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. Flegel, Lee, Jacobsen, Gillis and Weiner was $5,450, $2,847, $2,360, $2,860 and $0, respectively. In fiscal 1999, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. Flegel, Lee, Jacobsen, Gillis and Weiner was $5,450, $2,695, $0, $0 and $0. In fiscal 1998, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. Flegel, Lee, Jacobsen, Gillis and Weiner was $9,093, $1,050, $0, $0 and $0, respectively.

                                             OPTIONS GRANTS IN LAST FISCAL YEAR
                                                      INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------
                                                                                           Potential Realizable Value at
                          Number of      % of Total                                         Assumed Annual Rates of
                         Securities       Options                                           Stock Price Appreciation
                         Underlying      Granted to     Exercise or                             for Option Term
                           Options      Employees in    Base Price     Expiration    -----------------------------------------
         Name             Granted #     Fiscal Year       ($/Sh)          Date              5% ($)              10% ($)
----------------------- -------------- --------------- -------------- -------------- ------------------- ---------------------
S. Leslie Flegel         125,000(1)          7%            11.41         3-15-04             394,047              870,740
S. Leslie Flegel         100,000(2)          6%            13.25         8-22-09             833,285            2,111,709
S. Leslie Flegel         100,000(2)          6%            15.00         7-28-09             943,342            2,390,614
S. Leslie Flegel         100,000(2)          6%            18.00         7-28-09           1,132,010            2,868,736
S. Leslie Flegel         100,000(3)          6%            21.60         7-28-09           1,358,412            3,442,484
Richard Jacobsen         375,000(4)         21%            10.94         3-23-09           2,580,040            6,538,328
Monte Weiner              25,000(5)          1%            13.25         8-23-09             208,321              527,927
----------------------- -------------- --------------- -------------- -------------- ------------------- ---------------------


(1) Options were granted March 16, 1999 and vest in four equal annual installments.

(2) Options were granted July 29, 1999 and are exercisable in three annual installments.

(3) Options were granted August 23, 1999 and vest in three equal annual installments.

(4) Options were granted March 24, 1999 and vest as follows: 50,000 on first anniversary, 112,500 on second anniversary, 162,500 on third anniversary and 50,000 on fourth anniversary.

(5) Options were granted August 23, 1999 and vest in five equal annual installments.


                                        AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FISCAL YEAR END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Value of Unexercised
                                                                               Number of Unexercised    In-the Money Options/
                                    Shares                                    Options at Fiscal Year   at Fiscal Year End ($)
                                  Acquired on                 Value            End (#) Exercisable/         Exercisable/
           Name                  Exercise (#)             Realized ($)             Unexercisable            Unexercisable
--------------------------- ------------------------ ------------------------ ------------------------ -----------------------
S. Leslie Flegel                       0                        0                314,086/660,170          1,929,304/3,678,341
William H. Lee                         0                        0                 32,727/16,364             413,997/207,005
Richard A. Jacobsen                    0                        0                   0/375,000                  0/1,638,750
James R. Gillis                        0                        0                67,333/134,667             505,000/1,010,003
Monte Weiner                           0                        0                 71,667/53,333             305,635/188,865
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------

DIRECTOR COMPENSATION.

Under the Company's present policy, each director of the Company who is not also an employee receives $15,000 annually payable quarterly in either cash or shares Common Stock valued at 90% of market on the date of grant as of the payment date. Directors also annually receive options to purchase 10,000 shares of Common Stock at an exercise price equal to market on the date of grant. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board and its committees.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

In October 1997, we entered into separate employment agreements with S. Leslie Flegel, William H. Lee and W. Brian Rodgers, each for initial terms expiring on January 31, 1999, and thereafter automatically continue for additional one year terms unless terminated by either the executive or us. Under the employment agreements, Mr. Flegel serves as the Chairman of the Board and Chief Executive Officer of The Source for initial annual base compensation of $255,000, Mr. Lee serves as Chairman of the Executive Committee and Chief Administrative Officer of The Source for an initial annual base compensation of $240,573, and Mr. Rodgers serves as Chief Financial Officer of The Source for an initial annual base compensation of $100,000, subject to annual adjustment by the Compensation Committee of the Board (the "Base Compensation"). In the event the employment of any such person with The Source is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities thereof (a "Termination") within two years following a "Change of Control" (as defined in the employment agreement), the discharged person will be entitled to an additional bonus of 300% of his then current annual Base Compensation. Such person also will agree to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

In December 1998, we entered into an employment agreement with James R. Gillis, which expires January 31, 2001 (subject to renewal). The employment agreement provides that Mr. Gillis serves as President of The Source and receives annual base compensation of $250,000, subject to annual adjustment by the Board. In addition, Mr. Gillis is entitled to receive an annual bonus of $50,000 for each of fiscal 2000, 2001 and 2002 if certain performance goals are met. The annual bonus amounts may increase if the performance of our front-end display rack manufacturers exceeds certain thresholds. However, under his employment agreement, Mr. Gillis is not entitled to an annual bonus of more than $250,000. In the event the employment of Mr. Gillis is terminated for reasons other than cause, permanent disability or death, Mr. Gillis will be entitled to receive the remainder of his base salary and benefits for the balance of the term of the agreement and a pro rata portion of his annual bonus for the year of termination. Mr. Gillis agreed to refrain from disclosing information confidential to The Source during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter.

In March 1999, we entered into an employment agreement with Richard A. Jacobsen, which expires January 31, 2004 (subject to renewal). Under his agreement, Mr. Jacobsen serves as Vice Chairman and Chief Operating Officer of The Source and receives annual base compensation of $235,000 for fiscal 2000, $255,000 for fiscal 2001 and $275,000 for fiscal 2002. For fiscal 2003 and 2004, Mr. Jacobsen's salary will be determined by the Board, but it may not be less than $275,000. The Board may increase the annual base compensation above the foregoing amounts at its discretion. Mr. Jacobsen will also be entitled to receive an annual bonus equal to a percentage of our net income before taxes ranging from 0.69% to 2.7% if certain performance goals are met. Mr. Jacobsen will not be entitled to a bonus if our pre-tax net income is not at least 82% of our budgeted pre-tax net income. In connection with his employment by The Source, we made two loans to Mr. Jacobsen in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, will be forgiven over a 5-year term and Loan 2, including interest, will be forgiven over a 7-year term provided, in each case, that Mr. Jacobsen remains an employee of the Company. Under this employment agreement, Mr. Jacobsen also is entitled to receive payments compensating him for his annual tax liabilities in connection with forgiveness of the loans. In the event (1) the employment of Mr. Jacobsen is terminated for reasons other than for cause, permanent disability or death, (2) there occurs an assignment of duties or responsibilities inconsistent with Mr. Jacobsen's appointed positions or (3) there is a "Change of Control" (as defined in his employment agreement) (each of the foregoing being a "Termination"), Mr. Jacobsen will be entitled to receive his accrued but unpaid base salary, his base salary for the remainder of the term of the employment agreement, forgiveness of Loan 1 and Loan 2, immediate vesting of options granted to Mr. Jacobsen under the employment agreement and payment of a bonus in an amount equal to the greater of the annual bonus due in the year of termination or the annual bonus for the prior year. Under the agreement, Mr. Jacobsen agreed to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

In August 1999, we entered into an employment agreement with Cameron J. Cloeter, which expires July 31, 2004 (subject to renewal). Under his agreement, Mr. Cloeter serves as Executive Vice President of Sales and Marketing of The Source and receives annual base compensation of $175,000. Mr. Cloeter will also be entitled to receive an annual bonus equal to a percentage of our net income before taxes not to exceed $65,700 if certain performance goals are met. Mr. Cloeter will not be entitled to a bonus if our pre-tax net income is not at least 82% of our budgeted pre-tax net income. In the event (1) the employment of Mr. Cloeter is terminated for reasons other than for cause, permanent disability or death, (2) there occurs an assignment of duties or responsibilities inconsistent with Mr. Cloeter's appointed positions or (3) there is a "Change of Control" (as defined in his employment agreement) (each of the foregoing being a "Termination"), Mr. Cloeter will be entitled to receive his accrued but unpaid base salary, his base salary for the remainder of the term of the employment agreement, immediate vesting of options granted to Mr. Cloeter under the employment agreement and payment of a bonus in an amount equal to the greater of the annual bonus due in the year of termination or the annual bonus for the prior year. Under the agreement, Mr. Cloeter agreed to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

Under the terms of a written agreement with us, Dwight L. DeGolia has agreed to refrain from disclosing information confidential to us or engaging directly or indirectly, in any activity which is competitive with our business during the term of his employment and for two years thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 31, 2000 concerning the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table contained in this Form 10-K, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:


                            Beneficial Ownership(1)
Name and Address
of Beneficial Owner                                           Number of Shares                              Percent
-------------------                                           ----------------                              -------
Jonathon J. Ledecky                                           2,640,000(2)                                    15.0%
  800 Connecticut Avenue NW, Suite 1111
  Washington, D.C. 20006

S. Leslie Flegel                                              1,313,407(2)(3)                                  7.3
  Two City Place Drive, Suite 380
  St. Louis, Missouri 63141

FMR Corporation                                               1,188,000(4)                                     6.7
  82 Devonshire Street
  Boston, Massachusetts, 02109

Firstar Corporation                                           1,017,058(5)                                     5.8
  425 Walnut Street
  Cincinnati, Ohio 45201

William H. Lee                                                  423,986(3)                                     2.4
  711 Gallimore Dairy Road
  High Point, North Carolina 27265

Aron Katzman                                                    256,528(3)(6)                                  1.5
  10 Layton Terrace
  St. Louis, Missouri 63124

Monte Weiner                                                    135,167(3)                                       *
  744 Berriman Street
  Brooklyn, New York 11208

Harry L. Franc, III                                              74,105(3)(6)                                    *
  19 Briarcliff
  St. Louis, Missouri 63124

James R. Gillis                                                 68,501(3)                                        *
  10 Mountainview Road, S. Wing, Suite 301
  Upper Saddle River, New Jersey  07458

Richard A. Jacobsen                                             50,000(3)                                        *
  10 Mountainview Road, S. Wing, Suite 301
  Upper Saddle River, New Jersey  07458

Kenneth F. Teasdale                                             45,000(3)                                        *
  33 Kingsbury Place
  St. Louis, Missouri  63112

Randall S. Minix                                                 33,030(3)                                       *
  5502 White Blossom Drive
  Greensboro, North Carolina 27410

Robert O. Aders                                                  25,000(3)                                       *
  132 S. Delancey Place
  Atlantic City, New Jersey  08401

George W. Off                                                    20,090(3)                                       *
  6853 Westwoods Circle
  Arvada, Colorado  80007

A ll directors and executive                                   2,716,667(2)(7)                                14.7
officers as a group  (16 persons)

------------------------

     *Less than 1%

(1) Under the rules of the Commission, some of the shares of the Company's common stock which a person has the right to acquire within 60 days after March 31, 2000 in connection with the exercise of stock options and warrants are deemed to be outstanding for the purpose of computing beneficial ownership and the percentage of ownership of that person.

(2) S. Leslie Flegel and Jonathan J. Ledecky entered into a Voting Agreement on January 7, 1999, under which Mr. Ledecky granted a proxy to Mr. Flegel to vote his shares of common stock with regard to certain corporate matters. The number of shares shown for Mr. Flegel in the table does not include Mr. Ledecky's shares.

(3) Includes exercisable options to acquire shares of common stock in the following amounts per beneficial owner: S. Leslie Flegel - 435,337 shares; William H. Lee - 32,727 shares; Aron Katzman -20,000 shares; Monte Weiner - 71,667; Harry L. Franc, III - 20,000 shares; James R. Gillis - 67,333; Richard A. Jacobsen - 50,000; Kenneth Teasdale - 10,000; Randall S. Minix - 20,000 shares; Robert O. Aders - 20,000 shares; and George W. Off - 10,000 shares.

(4) This amount, as reflected on Schedule 13G filed on February 14, 2000, consists of sole voting power with respect to 0 shares, sole dispositive power with respect to 1,188,000 shares and no shared voting or dispositive power.

(5) This amount, as reflected on Schedule 13G filed on February 14, 2000, consists of sole voting power with respect to 1,017,058 shares, sole dispositive power with respect to 1,017,033 shares and no shared voting or dispositive power.

(6) Includes exercisable warrants to acquire shares of common stock in the following amounts per beneficial owner: Aron Katzman - 40,180 shares and Harry L. Franc, III - 8,929 shares.

(7) Includes options and warrants to acquire 89,879 shares of common stock, excluded in the names indicated in the footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, we and our predecessors have engaged in various transactions with our directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning these transactions and relationships to the extent that they occurred since the beginning of our last fiscal year.

On June 28, 1991, a predecessor of ours entered into a lease with 711 Gallimore Partnership in which William H. Lee, is a partner. Under the terms of the lease, 711 Gallimore Partnership leased office space to us in High Point, North Carolina. In fiscal 2000, we paid 711 Gallimore Partnership approximately $97,000 in rent.

In June 1999, we purchased the property that we leased from 711 Gallimore Partnership for $1.8 million in cash. Our Board appointed Timothy Braswell, an independent director who has since resigned from the Board, to negotiate this transaction on our behalf and, based on Mr. Braswell's recommendation, the Board determined that the terms of the purchase were fair to The Source.

For a description of certain loans made to Richard Jacobsen, see Item 11 "Executive Compensation - Employment Agreements with Names Executive Officers."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial statements. The following consolidated financial statements of The Source Information Management Company included in the Annual Report are incorporated by reference herein in Item 8:

     Report of Independent Certified Public Accountants

     Consolidated balance sheets - January 31, 2000 and 1999

     Consolidated statements of operations - years ended January 31, 2000, 1999 and 1998

     Consolidated statements of comprehensive income - years ended January 31, 2000, 1999 and 1998

     Consolidated statements of stockholders' equity - years ended January 31, 2000, 1999 and 1998

     Consolidated statements of cash flows - years ended January 31, 2000, 1999 and 1998

     Notes to consolidated financial statements

     2. Financial statement schedules. The following consolidated financial statement schedule of The Source Information Management Company and subsidiaries is included herein:

     Report of Independent Certified Public Accountants               S-1

     Schedule II Valuation and qualifying accounts                    S-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits.

     See Exhibit Index.

(b)  Reports on Form 8-K.

     The Company's Current Report on Form 8-K/A dated December 2, 1999, containing the financial statements of Huck Store Fixture Company together with the related Independent Auditors' Report, for the years ended November 7, 1998 and November 8, 1997 and certain pro forma information.

                          INDEX TO FINANCIAL STATEMENTS



    AUDITED CONSOLIDATED FINANCIAL STATEMENT OF THE SOURCE INFORMATION MANAGEMENT  COMPANY                           PAGE

    The Report of the Independent Certified Public Accountants                                                       F-2

    Consolidated Balance Sheets of January 31, 2000 and 1999                                                         F-3

    Consolidated Statements of Operations for the fiscal years ended January 31, 2000, 1999 and 1998                 F-5

    Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2000, 1999 and 1998       F-5

    Consolidated Statements of Stockholders' Equity                                                                  F-6

    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2000, 1999 and 1998                 F-7

    Notes to Consolidated Financial Statements                                                                       F-8

The Report of the Independent Certified Public Accountants


Board of Directors
The Source Information Management Company
St. Louis, Missouri

We have audited the consolidated balance sheets of The Source Information Management Company as of January 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Source Information Management Company at January 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles.


/s/BDO Seidman, LLP
St. Louis, Missouri
April 14, 2000

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS


January 31,                                                                                  2000                1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                             $      1,737,578    $         752,695
      Trade receivables (net of allowance for doubtful accounts of $1,122,734 and
      $469,658 at January 31, 2000 and 1999, respectively)                                   64,835,978           29,464,187
      Income taxes receivable                                                                         -              262,877
      Inventories (Note 4)                                                                    9,994,342            1,395,699
      Other current assets                                                                    1,448,305              263,692
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         78,016,203           32,139,150
=============================================================================================================================

Land                                                                                          2,233,345              120,000
Manufacturing plants                                                                         11,896,119              680,000
Office equipment and furniture                                                               12,336,974            5,713,459
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                               26,466,438            6,513,459
Less accumulated depreciation and amortization                                                4,670,708            3,179,359
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                           21,795,730            3,334,100
=============================================================================================================================

OTHER ASSETS
      Goodwill, net of accumulated amortization of $3,359,572 and $648,600 at                53,929,629           29,608,254
      January 31, 2000 and 1999, respectively (Note5)
      Deferred tax asset (Note 8)                                                                     -                7,000
      Notes receivable - officer (Note2)                                                        975,000                    -
      Other                                                                                   2,042,154              789,307
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                           56,946,783           30,404,561
=============================================================================================================================

                                                                                       $    156,758,716    $      65,877,811
=============================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS


January 31,                                                                                  2000                1999
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                             $        1,216,936    $     2,876,922
     Accounts payable and accrued expenses                                                      9,238,407          3,727,529
     Income taxes payable                                                                       1,092,349                 --
     Due to retailers (Note 6)                                                                  3,722,944          2,737,077
     Deferred income taxes (Note 8)                                                             1,115,000            718,000
     Current maturities of long-term debt (Note 7)                                                174,392             66,057
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      16,560,028         10,125,585
=============================================================================================================================
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 7)                                               32,214,810          3,442,000
=============================================================================================================================
DEFERRED INCOME TAXES (Note 8)                                                                    569,486                 --
=============================================================================================================================
TOTAL LIABILITIES                                                                              49,344,324         13,567,585
=============================================================================================================================

COMMITMENTS (Note 9)
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par -- shares authorized, 40,000,000; 17,345,071 issued, of which 42,250 are being held as Treasury Stock at January 31, 2000 and
     11,751,425 issued, of which 8,000 are being held as Treasury
     Stock at January 31, 1999                                                                    173,450            117,513
     Preferred Stock, $.01 par -- shares authorized, 2,000,000; -0- and
     1,473,281 issued and outstanding, respectively, at January 31, 2000 and                           --             14,733
     1999
     Additional paid-in-capital                                                                91,769,491         46,451,971
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                 91,942,941         46,584,217
Accumulated other comprehensive income                                                             80,159                 --
Retained earnings                                                                              15,877,924          5,767,140
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                          107,901,025         52,351,357
Less:  Treasury Stock (42,250 and 8,000 shares at cost, respectively, at
       January 31, 2000 and 1999, respectively)                                                 (486,633)           (41,131)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                    107,414,392         52,310,226
=============================================================================================================================

                                                                                       $      156,758,716    $    65,877,811
=============================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31,                                               2000              1999               1998
--------------------------------------------------------------------------------------------------------------------
Service Revenues                                                $    18,248,540   $   14,229,072     $   11,803,844
Product Sales                                                        64,239,420        6,870,856                  -
====================================================================================================================
                                                                     82,487,960       21,099,928         11,803,844
--------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                              9,305,607        6,658,814          5,860,653
Cost of Goods Sold                                                   39,563,664        4,608,941                  -
====================================================================================================================
                                                                     48,869,271       11,267,755          5,860,653
--------------------------------------------------------------------------------------------------------------------
                                                                     33,618,689        9,832,173          5,943,191
Selling, General and Administrative Expense                          14,880,239        2,949,382          2,350,622
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                     18,738,450        6,882,791          3,592,569
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                             113,765           28,407             21,164
            Interest expense                                        (1,032,876)        (331,058)          (714,404)
            Other                                                     (151,555)         (46,602)           (79,321)
====================================================================================================================
Total Other Income (Expense)                                        (1,070,666)        (349,253)          (772,561)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                           17,667,784        6,533,538          2,820,008
Income Tax Expense (Note 8)                                           7,557,000        2,667,000          1,231,000
====================================================================================================================
Net Income                                                      $    10,110,784   $    3,866,538     $    1,589,008
====================================================================================================================

Earnings per Share - Basic                                      $          0.66   $         0.42     $         0.23
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 12)             15,332,218        9,132,383          6,561,761
--------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                                    $          0.60   $         0.40     $         0.22
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 12)           16,814,657        9,775,673          6,693,666
====================================================================================================================





                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 31,                                               2000              1999               1998
--------------------------------------------------------------------------------------------------------------------
Net Income                                                      $    10,110,784   $    3,866,538     $    1,589,008
Foreign Currency Translation Adjustment                                  80,159                -                  -
--------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                            $    10,190,943   $    3,866,538     $    1,589,008
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (dollars in thousands)


                                                                                      Other
                         Preferred Stock      Common Stock      Additional            Compre-   Treasury Stock      Total
                        --------------------------------------  Paid-in    Retained   hensive   --------------   Stockholders'
                          Shares     Amount  Shares     Amount  Capital    Earnings   Income    Shares  Amount      Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, January 31,          -      $  -    5,727,465  $   57  $   2,757  $    331   $ -          -     $-     $  3,145
1997
Issuance of Common                           2,000,000      20      6,701         -                                6,721
Stock
Exercise of stock                                2,182       -          5         -                                    5
options
Preferred Stock                                  6,381       -         19       (19)                                   -
Dividend
Exchange of 7%                                 186,667       2        521         -                                  523
Preferred Stock to
Common Stock -
Redeemable Common                               91,938       1        503         -                                  504
Stock converted to
Common Stock
Other                                            1,734       -          8         -                                    8
Net income for the year                              -       -          -     1,589                                1,589
------------------------------------------------------------------------------------------------------------------------
Balance, January 31,
1998                                         8,016,367      80  $  10,514  $  1,901   $ -                       $ 12,495
Issuance of Common                           1,538,334      15      8,001                                          8,016
Stock
Exercise of stock                              103,542       1        505                                            506
options
Exercise of warrants                             1,181                  6                                              6
Vesting of warrants                                                    27                                             27
issued for consulting
services -
Purchase of treasury                                                                            8,000   (41)         (41)
stock
Acquisitions            1,473,281     15     2,091,008      21     27,396                                         27,432
Other                                              993                  3                                              3
Net income for the year                                                       3,866                                3,866
------------------------------------------------------------------------------------------------------------------------
Balance, January 31,
1999                    1,473,281     $15   11,751,425   $ 117   $ 46,452   $ 5,767   $ -       8,000  $(41)    $ 52,310
Conversion of          (1,473,281)    (15)   1,473,281      15                                                         -
Preferred Stock to
Common Stock
Issuance of Common                           3,000,000      30     35,694                                         35,724
Stock
Exercise of stock                               88,020       1        452                                            453
options
Exercise of warrants                           242,047       2      1,082                                          1,084
Vesting of warrants                                                    27                                             27
issued for consulting
services -
Warrants issued for                                                    15                                             15
consulting services
Purchase of treasury                                                                           34,250  (446)        (446)
stock
Acquisitions -                                 788,212       8      8,030                                          8,038
Foreign currency                                                                     $ 80                             80
translation adjustment
Other                                            2,086                 18                                             18
Net income for the year                                                      10,111                               10,111

------------------------------------------------------------------------------------------------------------------------
Balance, January 31,            -     $ -   17,345,071   $ 173   $ 91,770  $ 15,878  $ 80     42,250  $(487)    $107,414
2000
------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31,                                               2000              1999               1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                 $   10,110,784     $   3,866,538      $   1,589,008
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                              3,981,397           713,037            432,632
          Loss on disposition of equipment                              50,020                 -              1,338
          Write-off of deferred loan costs                             217,358                 -                  -
          Deferred income taxes                                        570,000          (438,000)           470,000
          Other                                                          5,434            58,772            125,311
          Changes in assets and liabilities, net of effects
          of acquisitions:
            Increase in accounts receivable                        (27,715,115)       (7,794,190)        (5,537,689)
            (Increase) decrease in inventories                         (52,743)        3,298,263                  -
            (Increase) decrease in other assets                     (2,294,713)          914,666           (421,882)
            (Decrease) increase in accounts payable and             (2,210,012)         (631,434)
            accrued expenses                                                                                120,614
            Increase in amounts due to retailers                       985,867           601,597            794,271
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN)  PROVIDED BY OPERATING ACTIVITIES                   (16,351,723)          589,249         (2,426,397)
====================================================================================================================

INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                            (37,347,767)       (4,793,600)          (608,650)
     Capital expenditures                                           (3,772,615)         (642,514)          (344,847)
     Loans to officers                                                (975,000)                -            (10,000)
     Collection on officers notes receivable                                 -            22,093            221,485
     Proceeds from sale of fixed assets                                  4,750                 -              2,000
     Decrease (increase) in cash surrender value of life                24,150           (42,272)           (55,333)
     insurance
     Proceeds from surrender of life insurance policies                      -                 -             83,959
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                  (42,066,482)       (5,456,293)          (711,386)
====================================================================================================================

FINANCING ACTIVITIES
     (Decrease) increase in checks issued against future            (1,659,986)        2,528,342
     deposits                                                                                            (3,093,479)
     Proceeds from issuance of Common Stock                         37,260,557         8,527,870          6,725,882
     Borrowings under credit facility                               99,548,138        36,483,000         37,777,000
     Principal payments on credit facility                         (74,927,548)      (41,879,000)       (36,303,000)
     Repayments under short-term debt agreements                             -           (30,997)        (2,221,961)
     Deferred loan costs                                              (372,572)                -                  -
     Common Stock reacquired                                          (445,501)          (41,131)                 -
     Other financing activities                                              -               200               (125)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                               59,403,088         5,588,284          2,884,317
====================================================================================================================

INCREASE (DECREASE) IN CASH                                            984,883           721,240           (253,466)

CASH, beginning of period                                              752,695            31,455            284,921
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                             $    1,737,578     $     752,695      $      31,455
====================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   SUMMARY OF ACCOUNTING POLICIES

Business

The Source Information Management Company (the Company) is a provider of merchandise management information and related services primarily in connection with the display and marketing of magazines and other periodicals throughout the United States and Canada. The Company assists retailers in monitoring, documenting, claiming and collecting incentive payments, primarily from publishers of periodicals, and performs consulting and other services in exchange for commissions. The Company also obtains revenues from consulting and other services rendered to clients on other than a commission basis.

The Company also designs and manufactures custom-designed product display units that are categorized as front-end merchandisers or point-of-purchase displays used by retailers and consumer product manufacturers throughout the United States and Canada. And in September 1999, the Company acquired two manufacturers of custom wood displays and fixtures used by national retailers.

Principles of Consolidation

The consolidated financial statements include the accounts of The Source Information Management Company and its wholly-owned subsidiaries (collectively, the Company). The results of operations of Source-Canada Corp. and its subsidiary, Source-Yeager Industries, Inc., Source-U.S. Marketing Services, Inc. and its subsidiaries, Source-MYCO, Inc., Source-Chestnut Display Systems, Inc., and Source-Huck Store Fixture Company and its subsidiary are included in the accompanying financial statements as of the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

During fiscal 2000 approximately 14.2% of the Company's revenues were derived from the services provided in connection with the collection of payments owed to the Company's retailer clients from magazine publishers under programs designed by the publishers to provide incentives to increase single copy magazine sales (referred to as claim submission program services). The incentive programs, although part of the publishers' marketing strategy for over 20 years, are governed by short-term contracts. If magazine publishers discontinue or significantly modify the incentive programs in such a manner which makes the Company's services incompatible with the modified programs, the Company's results of operations and financial condition may be materially and adversely affected.

In the Advance Pay Program, the Company assumes the risk otherwise borne by the retailer that magazine publishers will refuse or be unable to pay the amount of incentive payments claimed. Based on historical experience, the Company maintains a reserve for claims submitted but subject to such a refusal or inability to pay. However, if a prominent magazine publisher files a petition in bankruptcy, seeks other protection from its creditors or otherwise refuses to pay, this reserve may be inadequate. The results of operations and the financial condition of the Company could be materially affected.

In the display rack and store fixture manufacturing segment, the Company does have significant client concentration. Substantially all of the Company's services are performed under short-term contracts, thus permitting the Company's clients to obtain services from other providers without further obligation to the Company. If the Company experiences a significant reduction in business from its clients, the Company's results of operations and financial condition may be materially and adversely affected.

For fiscal 2000, two customers accounted for approximately 26% of revenues. Winn Dixie accounted for approximately 15% of revenues and Ahold USA accounted for approximately 11% of revenues. For fiscal 1999,

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

three customers accounted for approximately 38% of revenues. One of the three customers, Food Lion, Inc., accounted for approximately 27% of revenues. No customer exceeded 10% of revenues for fiscal 1998. Our major customers in terms of revenues are usually retailers in the process of reconfiguring their checkout areas. Because this process typically occurs every three years, our major customers vary from year to year.

Revenue Recognition

Under both the standard arrangement and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. The service revenues recognized are based on the amount claimed multiplied by a commission rate, less an estimated reserve necessary to maintain an allowance for doubtful accounts of approximately 2% of trade accounts receivable. Under the standard arrangement, invoices for claim processing services are not issued until the Company receives settlement of the claim. However, under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

Revenues from annual ICN and PIN contracts are recognized ratably over the subscription term, generally one year.

Front-end management revenues are recognized as services are performed.

The Company generally recognizes manufacturing revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. This only occurs when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the product is segregated from other goods. In our display rack and store fixture segment, we also receive trucking revenues for transporting racks and warehousing revenues for storing racks. We generally recognize trucking revenues as shipments are completed. Warehousing revenues are recognized when services are rendered.

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Deferred Loan Costs

Deferred loan costs represent the costs incurred relating to the Company's revolving credit facility. These costs are being amortized by use of the interest method over the life of the debt.

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

Long-Lived Assets

In March 1995, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of" was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically reviews the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business to determine whether impairment exists. No impairment was identified for the years ended January 31, 2000, 1999 and 1998.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

Comprehensive Income

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only item of comprehensive income is foreign currency translation adjustments.

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

At January 31, 2000, 1999 and 1998, options and warrants to purchase 681,740, 462,000 and 436,713 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock for 2000, 1999 and 1998, respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

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

2.   RELATED PARTY TRANSACTIONS

In connection with his employment with the Company, the Chief Operating Officer received two loans from the Company in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, will be forgiven over a 5-year term and Loan 2, including interest, will be forgiven over a 7-year term, provided, in each case, that Mr. Jacobsen remains an employee of the Company. The loans bear interest at 5% per annum.

The Company leased certain office space from partnerships controlled by stockholders of the Company. Amounts paid for the office space were approximately $114,000, $278,000 and $223,000 for 2000, 1999 and 1998,
respectively.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

3.   ADVANCE PAY PROGRAM

The Company has established an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Included in trade receivables at January 31, 2000 and 1999 is $24,249,421 and $19,965,882, respectively, due the Company under the Advance Pay Program (net of $16,986,034 and $6,210,636, respectively, due the program participants).

4.   INVENTORIES

Inventories consist of the following:

           January 31,                                                           2000                    1999
           ---------------------------------------------------------------------------------------------------
           Raw materials                                                  $ 3,432,769              $  576,101
           Work-in-process                                                  2,285,847                 805,932
           Finished goods                                                   4,275,726                  13,666
           ---------------------------------------------------------------------------------------------------

                                                                          $ 9,994,342              $1,395,699
           ---------------------------------------------------------------------------------------------------

5.   BUSINESS COMBINATIONS

Acquisition of Mike Kessler and Associates, Inc.

On May 30, 1997, the Company acquired all of the stock of Mike Kessler and Associates, Inc. (MKA) for $2,500,000 of which $350,000 was paid upon closing and the balance was paid on January 5, 1998 with interest at 6.25%. The seller operated MKA as a business engaged in the collection of retail display allowances for retail store chains. The Company has continued servicing MKA's customer base through its operations in High Point, North Carolina.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired in the amount of $2,382,900 and is being amortized straight line over 15 years.

Acquisition of Periodical Concepts

On July 27, 1998, the Company acquired all the assets of Periodical Concepts, a Texas general partnership doing business as PC2, for $2,500,000 in cash. Prior to the acquisition, PC2 provided information and marketing services to retail stores selling magazines and other periodicals. The Company has continued servicing PC2's customer base through its operations in High Point, North Carolina.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
exceeds the fair value of the assets acquired by approximately
$2,400,000 and is being amortized straight line over 15 years.

Acquisition of Yeager Industries, Inc.

On January 7, 1999, the Company acquired the net assets of Yeager Industries, Inc. for $2.3 million in cash and 164,289 shares of the Company's Common Stock, valued at the time of the acquisition at $1.15 million. The purchase price could be increased by up to $500,000 (the "Earnout") depending on Yeager's performance over the next two years. In April 2000, the parties terminated the Earnout provision and the Company issued to Yeager 12,987 shares of the Company's common stock. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $1,050,000 and is being amortized straight line over 20 years.

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $23,471,000 and is being amortized straight line over 20 years.

Acquisition of Chestnut Display Systems, Inc.

On February 1, 1999 the Company acquired the net assets of Chestnut Display Systems, Inc. and its affiliate Chestnut Display Systems (North), Inc. for $3.6 million in cash and 285,714 shares of the Company's Common Stock, valued at the time of acquisition at $1.8 million. The purchase price for Chestnut may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid 50% in cash and 50% in shares of Common Stock. The shares will be valued using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share. Chestnut manufactures front-end display racks from its facility in Jacksonville, Florida.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $6,301,000 and is being amortized straight line over 20 years.

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $12,067,000 and is being amortized straight line over 20 years.

Acquisition of 132127 Canada, Inc.

On March 23, 1999 the Company purchased the net assets of 132127 Canada, Inc., known as ProMark, for $1.5 million Canadian. ProMark is a Canadian corporation headquartered in Toronto which provides rebate and information services to retail customers throughout Canada.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $682,000 and is being amortized straight line over 20 years.

Acquisition of Aaron Wire and Metal Products, Ltd.

On July 1, 1999 the Company acquired all of the stock of Aaron Wire and Metal Products, Ltd. for $2.4 million Canadian. Aaron Wire manufactures front-end display racks from manufacturing facilities in Vancouver, British Columbia.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $1,519,000 and is being amortized straight line over 20 years.

Acquisition of Huck Store Fixture Company

On September 21, 1999 the Company purchased the net assets of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of the Company's common stock, valued at the time of acquisition at approximately $1.5 million. The Company also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers were entitled to a payment, based on performance, which was calculated and paid in January , 2000. The payment was an additional $6.7 million in cash and 267,883 shares of the Company's common stock, valued at the time of issuance at $3.8 million The sellers will be entitled to an earnout payment in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November, 1999 and 2000 exceeds the amount previously paid. The earnout will be paid 70% in cash and 30% in the Company's common shares, with shares valued for such purposes at the closing value on the date of the letter of intent. The closing price on the date of the letter of intent was $11.375. Huck manufactures wood store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
price exceeded fair market value of the assets acquired by approximately $5,897,000 and is being amortized straight line over 20 years.

Acquisition of Arrowood, Inc.

On September 27, 1999 the Company acquired the net assets of Arrowood, Inc. for $939,000 in cash and two separate notes for a total of $380,000. Arrowood manufactures wood store fixtures from its facility in Norwood, North Carolina. Huck Store Fixture Company had entered into a letter of intent to purchase Arrowood prior to the Company acquisition of Huck. With the North Carolina facility, the Company has wooden store fixture manufacturing facilities to service accounts on the East Coast, the Midwest and the West Coast.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $435,000 and is being amortized straight line over 20 years.

Unaudited Pro Forma Results of Operations

Unaudited pro forma results of operations for 2000 and 1999 for the Company, U.S. Marketing, MYCO and Huck, assuming the acquisitions took place on February 1, 1998, are listed below (in thousands):

           Year Ended January 31,                                                  2000               1999
           ------------------------------------------------------------------------------------------------
           Total Revenues                         As reported                   $82,488            $21,100
                                                  Pro forma                      95,528             71,721
           Net Income                             As reported                    10,111              3,867
                                                  Pro forma                      11,376              3,867
           Earnings Per Share
               Basic                              As reported                   $   .66            $   .42
               Diluted                            As reported                       .60                .40
               Basic                              Pro forma                         .73                .30
               Diluted                            Pro forma                         .67                .29
           ------------------------------------------------------------------------------------------------

6.   DUE TO RETAILERS

For the services segment, the Company has arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments. The Company retains the commission related to such payments and pays the customer the difference.

For the display rack and store fixture manufacturing segment, Due to Retailers represents funds collected on behalf of the retailers on front-end racking programs and not yet remitted to the retailer.

The Company owes retailers $3,722,944 and $2,737,077, respectively, at January 31, 2000 and 1999 under such arrangements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.   LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of:


              January 31,                                                            2000                 1999
              -------------------------------------------------------------------------------------------------
              Revolving Credit Facility                                       $27,899,438           $3,202,000

              Industrial Revenue Bonds                                          4,000,000                    -

              Unsecured note payable to former owners of acquired company, non-interest bearing, payable in five equal
              annual installments beginning in November 1999                      240,000              300,000

              Unsecured note payable to former owner of acquired company, 7%
              annual interest, payable in two annual
              installments beginning in September 2000                            200,000                    -

              Term note payable in monthly installments of $629
              through November 1999, collateralized by an automobile                    -                6,057

              Other                                                                49,764                    -
              -------------------------------------------------------------------------------------------------
              Total Long-term Debt                                             32,389,202            3,508,057
              Less current maturities                                             174,392               66,057
              -------------------------------------------------------------------------------------------------
              Long-term Debt                                                  $32,214,810           $3,442,000
              =================================================================================================

Annual maturities of long-term debt are as follows: 2001 - $174,392; 2002 - $176,004; 2003 - $27,977,236; 2004 - $61,570; thereafter - $4,000,000.

On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A., replacing its previous credit agreement with Wachovia Bank, N.A. The credit agreement enables the Company to borrow up to $50 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly LIBOR rate plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at January 31, 2000. The availability at January 31, 2000 on the revolving credit facility was approximately $18.0 million.

In connection with the acquisition of MYCO, Inc., the Company assumed the liabilities of MYCO's Industrial Revenue Bonds. On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America, N.A. has issued an unsecured letter of credit for $4.1 million in connection with the bonds with an initial expiration date of April 20, 2001. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

8.   INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of operations consist of the following components:

         Year Ended January 31,                                    2000              1999            1998
         -----------------------------------------------------------------------------------------------------
         Current
             Federal                                              $5,590,000       $2,473,000      $  606,000
             State                                                 1,397,000          632,000         155,000
         -----------------------------------------------------------------------------------------------------
         Total Current                                             6,987,000        3,105,000         761,000
         -----------------------------------------------------------------------------------------------------
         Deferred
             Federal                                                 456,000        (349,000)         376,000
             State                                                   114,000         (89,000)          94,000
         -----------------------------------------------------------------------------------------------------
         Total Deferred                                              570,000        (438,000)         470,000
         -----------------------------------------------------------------------------------------------------
         Total Income Tax Expense                                 $7,557,000       $2,667,000      $1,231,000
         -----------------------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



         January 31,                                                             2000             1999
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Assets
                 Net operating loss carryforward                                 1,082,000          1,082,000
                 Allowance for doubtful accounts                                   190,000            185,000
                 Deferred compensation                                              73,000             52,000
                 Other                                                             107,000             73,000
         -----------------------------------------------------------------------------------------------------
                                                                                 1,452,000          1,392,000
         Less:  Valuation allowance                                             (1,137,000)        (1,137,000)
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Asset, Net                                                   315,000            255,000
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Liabilities
                 Book/tax difference in accounts receivable                      1,303,000            849,000
                 Income not previously taxed under cash
                   basis of accounting for income tax purposes                      69,000             72,000
                 Book/tax difference in property and equipment                     116,000             43,000
                 Goodwill                                                          511,486                  -
                 Other                                                                   -              2,000
         -----------------------------------------------------------------------------------------------------
         Total Deferred Tax Liabilities                                          1,999,486            966,000
         -----------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------
         Net Deferred Tax Liability                                              1,684,486            711,000
         -----------------------------------------------------------------------------------------------------

         Classified as:
                 Non-current asset                                                       -              7,000
                 Current liability                                               1,115,000            718,000
                 Long-term liability                                               569,486                  -
         -----------------------------------------------------------------------------------------------------

         Net Deferred Tax Liability                                              1,684,486            711,000
         -----------------------------------------------------------------------------------------------------

The deferred tax asset in the accounts of Source-U.S. Marketing Services, Inc. ("Source-U.S. Marketing") totaling $1,137,000 for the years ended January 31, 2000 and 1999 are fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization. At January 31, 2000 and 1999, Source-U.S. Marketing had net operating loss ("NOL") carryforwards of approximately $1,800,000 expiring through 2018. Brand, a wholly owned subsidiary of Source-U.S. Marketing, had NOL carryforwards at January 31, 2000 and 1999 of approximately $880,000 expiring through 2018.

All of the valuation allowance for deferred tax assets for subsequently recognized tax benefits will be allocated to reduce goodwill.

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2000, 1999 and 1998:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



        Year Ended January 31,                                        2000             1999            1998
        --------------------------------------------------------------------------------------------------------
        Income tax expense (benefit) at statutory rate          $    6,007,000    $   2,221,000   $     960,000
        State income tax expense (benefit), net of
           federal income tax benefit                                  887,000          379,000         200,000
        Non-deductible meals and entertainment                          60,000           37,000          30,000
        Non-deductible officers' life insurance                         35,000          (6,000)           7,000
        Non-deductible goodwill amortization                           510,000          134,000          61,000
        Utilization of NOL carryforwards                                    --               --        (19,000)
        Difference in foreign tax rates                                 50,000               --              --
        Other, net                                                       8,000         (98,000)         (8,000)
        --------------------------------------------------------------------------------------------------------
        Income Tax Expense                                      $    7,557,000    $   2,667,000   $   1,231,000
        --------------------------------------------------------------------------------------------------------

9.   COMMITMENTS

Leases

The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rent expense was approximately $1,734,000, $622,000 and $462,000 for the years ended January 31, 2000, 1999 and 1998, respectively. Amounts paid to related parties included in total rent expense were approximately $114,000, $278,000 and $223,000 for 2000, 1999 and 1998,
respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2000:

                                                                      Capital                   Operating
         Year Ending January 31,                                       Leases                     leases
         -----------------------------------------------------------------------------------------------------
         2001                                                            $ 19,011                  $1,050,131
         2002                                                              19,011                     651,509
         2003                                                              19,011                     400,981
         2004                                                               1,584                     368,290
         2005                                                                  --                     322,145
         Thereafter                                                            --                     152,200
         -----------------------------------------------------------------------------------------------------
         Total minimum lease payments                                      58,617                  $2,945,256
                                                                                  ============================
         Amount representing interest                                     (8,853)
         -------------------------------------------------------------------------
         Present Value of Net Minimum Lease Payments                     $ 49,764
         =========================================================================

Litigation

The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

covered by insurance and will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Employment agreements

The Company has entered into employment agreements with certain officers and key employees. These agreements expire at dates ranging from January 2001 to August 2005, are subject to annual renewal, and require annual salary levels and termination benefits, should a termination occur. Annual requirements in connection with the employment agreements are approximately as follows: 2001 - $1,540,000; 2002 - $455,000; 2003 - $455,000; 2004 - $455,000; 2005 - $90,000.

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

Union Contracts

At January 31, 2000, approximately 240 of the Company's 900 employees were members of a collective bargaining unit. The Company is party to two collective bargaining agreements, which expire on December 31, 2000 and September 30, 2004.

Company contributions to the Union funds charged to operations were approximately $435,000 and $64,000 for the years ended January 31, 2000 and 1999, respectively. There were no employees under union contracts for the year ended January 31, 1998.

10.  COMMON STOCK

In September 1997, the Company issued to Aron Katzman, Harry L. Franc, III and Timothy A. Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. These warrants vested at a rate of 25% on August 1, 1998, 25% on November 1, 1998, 25% on February 1, 1999 and 25% on May 1, 1999. The related cost as determined by independent appraisal of approximately $54,000 was recognized ratably over those periods.

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
11.  PREFERRED STOCK

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

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



        Year Ended January 31,                                                2000           1999          1998
        --------------------------------------------------------------------------------------------------------
        Weighted average number of common shares outstanding            15,332,218      9,132,383     6,561,761

        Effect of dilutive securities:
           Stock options                                                   759,936        258,171        70,814
           Warrants                                                        488,393        288,245        61,091
           Incremental shares from assumed conversion of
           preferred stock                                                 234,110         96,873             -
        --------------------------------------------------------------------------------------------------------
        Total effect of dilutive securities                              1,482,439        643,289       131,905
        --------------------------------------------------------------------------------------------------------
        Weighted average number of common shares outstanding -- as
        adjusted                                                        16,814,657      9,775,673     6,693,666
        ========================================================================================================

13.  EMPLOYEE BENEFIT PLANS

Profit Sharing and 401(k) Plan

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2000, 1999 and 1998.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2000, 1999 and 1998 pursuant to this Plan were approximately $214,000, $63,000 and $63,000, respectively.

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

Stock Option Plans

Under the Company's stock option plans, options to acquire shares of Common Stock have been made available for grant to certain employees and non-employee directors. Each option granted has an exercise price of not less than 100% of the market value of the Common Stock on the date of grant. The contractual life of each option is generally 10 years. The exercisability of the grants vary according to the individual options granted.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                                           Weighted
                                                                         Range of          Average
                                                          Number of      Exercise          Exercise
                                                           Options        Prices             Price
                                                       ----------------------------------------------
             Options outstanding at
               January 31, 1997                             165,288   5.30 -  5.60            5.45

             Options granted                                327,275   1.66 -  5.60            2.97
             Options expired                                 92,554   2.42 -  5.60            5.26
             Options exercised                                2,182           2.42            2.42

                                                       ----------------------------------------------
             Options outstanding at
               January 31, 1998                             397,827   1.66 -  5.60            3.47

             Options granted                              1,036,820   5.00 - 10.88            7.09
             Options expired                                 56,047   2.42 -  5.60            4.36
             Options exercised                              103,542   2.42 -  5.60            4.88

                                                       ----------------------------------------------
             Options outstanding at
               January 31, 1999                           1,275,058   1.66 - 10.88            6.26

             Options granted                              1,797,640   9.75 - 21.60           13.93
             Options expired                                 20,883   2.42 - 13.94            6.13
             Options exercised                               88,020   2.42 -  7.38            5.14

                                                       ----------------------------------------------
             Options outstanding at
               January 31, 2000                           2,963,795   1.66 - 21.60           10.95
                                                       ----------------------------------------------

The following table summarizes information about the stock options outstanding at January 31, 2000:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                     Remaining
                                              Number                Contractual           Options
                 Exercise Price            Outstanding            Life (Months)         Exercisable
             --------------------------------------------------------------------------------------
                      1.66                 89,256                      28                 59,504
                      2.42                 45,455                      89                 27,273
                      2.42                  8,088                      89                  8,088
                      2.66                 49,091                      29                 32,727
                      5.00                 56,800                      104                33,467
                      5.00                 30,700                      104                16,362
                      5.00                 49,000                      104                19,000
                      5.13                 10,000                      96                 10,000
                      5.13                360,000                      96                 90,000
                      6.13                    455                      101                   303
                      6.63                 12,000                      99                      0
                      6.63                    910                      99                    606
                      7.38                  2,000                      106                     0
                      7.81                202,000                      106                67,327
                      9.75                  7,500                      108                 7,500
                      10.38                12,000                      110                12,000
                      10.44                20,000                      117                 4,000
                      10.88               155,000                      107                62,000
                      10.88               100,000                      107                66,667
                      10.94               375,000                      110                     0
                      11.41               125,000                      50                 31,250
                      12.44               100,000                      114                     0
                      13.25               340,000                      115                68,000
                      13.25                28,000                      115                28,000
                      13.25               100,000                      115                33,333
                      13.88                 1,000                      114                   333
                      14.00                 1,000                      115                   333
                      14.31                10,000                      116                 2,000
                      14.44                 5,000                      115                 1,000
                      14.94                 5,000                      114                 1,000
                      15.00                 1,500                      115                   500
                      15.00               100,000                      114                33,333
                      15.31               150,000                      116                     0
                      16.38                20,000                      118                 4,000
                      16.63               140,000                      118                28,000
                      16.63                52,040                      118                17,347
                      18.00               100,000                      114                33,333
                      21.60               100,000                      114                33,333
                                          -------                                         ------
                                        2,963,795                                        831,919
             ===================================================================================

Options exercisable at January 31, 2000 totaled 831,919 with a weighted average exercise price of $9.72. Options exercisable at January 31, 1999 totaled 235,673 with a weighted average exercise price of $5.82. Options exercisable

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
at January 31, 1998 totaled 131,528 with a weighted average exercise price of $4.82. The weighted average fair value of each option granted during the year was $4.17, $1.34 and $.61 (at grant date) in 2000, 1999 and 1998, respectively.

The options above were issued at exercise prices which were equal to or exceeded quoted market price at the date of grant. At January 31, 2000, 38,122 shares were available for grant under the plans.

As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's consolidated net income and consolidated income per share would have been reduced to the pro forma amounts indicated below:



        Year Ended January 31,                                           2000            1999            1998
        ------------------------------------------------------------------------------------------------------
        Net income                           As reported       $   10,110,784   $   3,866,538    $  1,589,008
                                             Pro forma              9,373,549       3,766,441       1,575,534

        Basic earnings per share             As reported                  .66             .42             .23
                                             Pro forma                    .61             .41             .22

        Diluted earnings per share           As reported                  .60             .40             .22
                                             Pro forma                    .56             .39             .22
        ------------------------------------------------------------------------------------------------------

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

        Year Ended January 31,                                         2000               1999            1998
        ------------------------------------------------------------------------------------------------------
        Dividend yield                                                    0%                 0%              0%
        Range of expected lives (years)                           1.5 - 3.0         1.0 - 2.05       1.0 - 2.0
        Range of expected volatility                                   0.49        0.30 - 0.40     0.40 - 0.60
        Risk-free interest rate                                4.65% - 6.00%      4.11% - 5.66%           5.90%
        ------------------------------------------------------------------------------------------------------

Stock Award Plan

In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 2000, 1999 or 1998.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid is as follows:

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        Year Ended January 31,                                    2000              1999                 1998
        ------------------------------------------------------------------------------------------------------
        Interest                                            $  999,000       $   357,000          $   700,000

        Income Taxes                                        $5,653,000       $ 2,222,000          $ 1,081,000
        ======================================================================================================


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

In connection with the acquisition in September 1999, the Company issued 367,883 shares of Common Stock.

In conjunction with business acquisitions, the Company used cash as follows:

                                                                          Year Ended January 31,
                                                                2000               1999                1998
                                                         -------------------------------------------------------
Fair Value of assets acquired, excluding cash                 $59,611,720        $37,842,557          $3,330,648

Less:  Liabilities assumed and created upon acquisition        14,225,798          5,616,934           2,721,998
Less:  Stock issued                                             8,038,155         27,432,023                   -
                                                         -------------------------------------------------------
Net cash paid                                                 $37,347,767        $ 4,793,600             608,650

                                                         ----------------------------------------------------------

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair values of each class of financial instruments for which it is practicable to estimate that value:

Trade Receivables and Income Taxes Receivable

The carrying amounts approximate fair value because of the short maturity of those instruments.

Notes Receivable -- Officer

The Carrying amount of notes receivable -- officer has been discounted to its present value.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Accounts Payable and Accrued Expenses, Income Taxes Payable and Amounts Due to Retailers

Carrying amounts are reasonable estimates of fair value due to the relatively short period between origination and expected repayment of these instruments.

Long-term Debt and Revolving Credit Facility

It is presumed that the carrying amount of the revolving credit facility is a reasonable estimate of fair value because the financial instrument bears a variable interest rate.

The carrying amount of other long-term debt has been discounted to its present value.

The estimated fair values of the Company's financial instruments are as follows:


                                                                      Carrying        Fair
              January 31, 2000                                          value         value
              --------------------------------------------------------------------------------
              Financial Assets
                      Trade receivables                              $64,835,978   $64,835,978
                      Notes receivable -- officer                    $   975,000   $   920,000

              Financial Liabilities
                      Accounts payable and accrued expenses          $ 9,238,407   $ 9,238,407
                      Income taxes payable                           $ 1,092,349   $ 1,092,349
                      Due to retailers                               $ 3,772,944   $ 3,772,944
                      Long-term debt                                 $32,389,202   $32,313,771
              --------------------------------------------------------------------------------
              January 31, 1999
              --------------------------------------------------------------------------------
              Financial Assets
                      Trade receivables                              $29,464,187   $32,593,428
                      Income taxes receivable                        $   262,877   $   262,877
              Financial Liabilities
                      Accounts payable and accrued expenses          $ 3,727,529   $ 3,727,529
                      Due to retailers                               $ 2,737,077   $ 2,737,077
                      Long-term debt                                 $ 3,508,057   $ 3,442,958
              ---------------------------------------------------------------------------------

16.  SEGMENT FINANCIAL INFORMATION

The Company is engaged in two lines of business based on the reporting of senior management to the Chief Executive Officer. The reportable segments of the Company are services and display rack and store fixture manufacturing. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. Segment operating results are measured based on operating income. There were no intersegment sales during 2000 or 1999.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                           Display Rack &
                                                                           Store Fixture
                                                            Services       Manufacturing     Consolidated
                                                        ----------------------------------------------------
     Year Ended January 31, 2000
     ---------------------------------------------------
     Revenue                                                 $18,248,540       $ 64,239,420     $82,487,960
     Cost of Revenue                                           9,305,607         39,563,664      48,869,271
                                                        ---------------------------------------------------
     Gross Profit                                              8,942,933         24,675,756      33,618,689
     Selling, General & Administrative                                                           14,880,239
                                                                                                -----------
     Operating Income                                                                            18,738,450
     Other Expenses, net                                                                          1,070,666
                                                                                                -----------
     Income Before Income Taxes                                                                 $17,667,784
                                                                                                ===========
     Total Assets                                            $48,407,815       $108,350,901    $156,758,716
                                                        ===================================================

     Year Ended January 31, 1999
     ---------------------------------------------------
     Revenue                                                 $14,229,072        $ 6,870,856     $21,099,928
     Cost of Revenue                                           6,658,814          4,608,941      11,267,755
                                                        ---------------------------------------------------
     Gross Profit                                              7,570,258          2,261,915       9,832,173
     Selling, General & Administrative                                                            2,949,382
                                                                                                  ---------
     Operating Income                                                                             6,882,791
     Other Expenses, net                                                                            349,253
                                                                                                 ----------
     Income Before Income Taxes                                                                  $6,533,538
                                                                                                 ==========

     Total Assets                                            $33,026,229        $32,761,582     $65,877,811
                                                        ===================================================

During fiscal year ended January 31, 1998, the Company only operated one segment.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


17.  QUARTERLY INFORMATION (Unaudited) (in thousands, except per share data)

                                                                  Quarter ended
                                         April 30           July 31         October 31        January 31
                                     -------------------------------------------------------------------
      2000
      Total Revenue                      $16,480            $15,985           $25,215           $24,808
      Gross Profit                         6,868              6,867             9,056            10,828
      Net Income                           1,894              1,930             2,868             3,419

      EPS - Basic                          $0.15              $0.13             $0.17             $0.20
      Weighted Average Shares
        Outstanding - Basic               12,574             14,644            16,914            17,115
      EPS - Diluted                        $0.13              $0.12             $0.16             $0.19
      Weighted Average Shares
        Outstanding - Diluted             14,557             16,054            18,171            18,479

      1999
      Total Revenue                       $3,595             $3,581            $3,960            $9,964
      Gross Profit                         2,029              2,001             2,309             3,493
      Net Income                             727                791               959             1,390

      EPS - Basic                          $0.09              $0.09             $0.10             $0.14
      Weighted Average Shares
        Outstanding - Basic                8,018              8,721             9,586            10,169
      EPS - Diluted                        $0.09              $0.09             $0.10             $0.12
      Weighted Average Shares
        Outstanding - Diluted              8,499             9,238            10,030            11,360
      --------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE SOURCE INFORMATION MANAGEMENT COMPANY

Date:  May 1, 2000                   /S/ W. BRIAN RODGERS
                                     --------------------
                                     W. Brian Rodgers
                                     Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 1, 2000                         /S/ S. LESLIE FLEGEL
                                    --------------------
                                    S. Leslie Flegel
                                    Chairman of the Board, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

May 1, 2000                         /S/ W. BRIAN RODGERS
                                    --------------------
                                    W. Brian Rodgers
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

May 1, 2000                         /S/ RICHARD A. JACOBSEN
                                    -----------------------
                                    Richard A. Jacobsen
                                    Vice Chairman, Chief Operating Officer and
                                    Director

May 1, 2000                         /S/ WILLIAM H. LEE
                                    ------------------
                                    William H. Lee
                                    Chief Administrative Officer and
                                    Director

May 1, 2000                         /S/ JAMES R. GILLIS
                                    -------------------
                                    James R. Gillis
                                    President
                                    Director

May 1, 2000                         /S/ ROBERT O. ADERS
                                    -------------------
                                    Robert O. Aders
                                    Director

May 1, 2000                         /S/ HARRY L. "TERRY" FRANC, III
                                    -------------------------------
                                    Harry L. "Terry" Franc, III
                                    Director

May 1, 2000                         /S/ ARON KATZMAN
                                    ----------------
                                    Aron Katzman
                                    Director

May 1, 2000                         /S/ RANDALL S. MINIX
                                    --------------------
                                    Randall S. Minix
                                    Director

May 1, 2000                         /S/ GEORGE W. OFF
                                    -----------------
                                    George W. Off
                                    Director

May 1, 2000                         /S/ KENNETH F. TEASDALE
                                    -----------------------
                                    Kenneth F. Teasdale
                                    Director

Report of Independent Certified Public Accountants

Board of Directors
The Source Information Management Company
St. Louis, Missouri

The audits referred to in our report dated April 14, 2000, relating to the consolidated financial statements of The Source Information Management Company, which is referred to in Item 8 of this Form 10-K, include the audits of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO Seidman, LLP
St. Louis, Missouri
April 14, 2000

                    The Source Information Management Company
                   Valuation and Qualifying Accounts Schedule
                                January 31, 2000

-----------------------------------------------------------------------------------------------------------------
               Column A                    Column B              Column C             Column D       Column E
--------------------------------------   ------------    -------------------------  ------------  ---------------
                                                                       Charged to
                                          Balance at     Charged to      other
                                         beginning of    costs and     accounts -   Deductions -    Balance at
              Description                   period       expenses     describe (1)    describe    end of period
-----------------------------------------------------------------------------------------------------------------
Year ended January 31, 2000:
Allowance for doubtful accounts                469,658         4,830     648,246             -      1,122,734
Year ended January 31, 1999:
Allowance for doubtful accounts                460,898         8,760                         -        469,658
                                                                               -
Year ended January 31, 1998:
Allowance for doubtful accounts                323,587        97,311      40,000             -        460,898
-----------------------------------------------------------------------------------------------------------------

(1)  Additions due to acquisitions


            EXHIBIT
            NUMBER                                              DESCRIPTION
          ---------           --------------------------------------------------------------------------------------
              3.1             Articles of Incorporation(1)
              3.2             Bylaws(1)
              3.3             Amendment to Articles of Incorporation(2)
              3.4             Amendments to Bylaws(2)
              3.5             Amendment to Articles of Incorporation(3)
              3.6             Amendment to Articles of Incorporation(4)
              4.1             Form of Common Stock Certificate(2)
              4.2             Form of Representative's Warrants(2)
              4.3             Form of Privately Issued Warrant(2)
              9.1             Voting Agreement dated January 7, 1999 between S. Leslie Flegel and Jonathan J.
                              Ledecky(4)
             10.1             Form of Indemnity Agreement with Officers and Directors(1)
             10.2             Credit Agreement between The Source Information Management Company and Bank of America,
                              N.A. dated December 22, 1999*
             10.3             The Source Information Management Company Amended and Restated 1995 Incentive Stock
                              Option Plan (5)
             10.4             The Source Information Management Company Stock Award Plan(6)
             10.5             Form of Employment Agreement with S. Leslie Flegel, William H. Lee and W. Brian
                              Rodgers(2)
             10.6             Employment and Non-Competition Agreement with James R. Gillis dated as of December
                              14, 1998(10)
             10.7             Employment Agreement with Richard A. Jacobsen dated as of March 24, 1999(10)
             10.8             Agreement with Dwight L. DeGolia(2)
             10.9             Form of Financial Consulting Agreement with Donald & Co. Securities Inc.(2)
             10.10            Agreement and Plan of Merger dated as of January 7, 1999 by and among The Source
                              Information Management Company, Source-U.S. Marketing Services, Inc., U.S. Marketing
                              Services, Inc. and U.S. Marketing Shareholders(8)
             10.11            Asset Purchase Agreement dated as January 7, 1999 by and among The Source
                              Information Management Company and Yeager Industries, Inc.(8)
             10.12            Asset Purchase Agreement dated as of February 1, 1999 by and among The Source
                              Information Management Company, Chestnut Display Systems, Inc. and Chestnut Display
                              Systems (North), Inc.(9)
             10.13            Asset Purchase Agreement dated as of February 26, 1999 by and among The Source
                              Information Management Company, MYCO, Inc. and RY, Inc.(9)
             10.14            Amendment to Asset Purchase Agreement dated as of February 26, 1999 by and among The
                              Source Information Management Company, MYCO, Inc. and RY, Inc.(9)
             10.15            Asset Purchase Agreement dated March 19, 1999 between The Source Information
                              Management Company, The Source-Canada Corp. and 132127 Canada Inc.(4)
             10.16            Real Estate Sale Contract dated as of April 20, 1999 by and between 711 Gallimore
                              Partnership and The Source Information Management Company (4)
             10.17            Consulting agreement dated August 31, 1998 between Herbert A. Hardt and The Source
                              Information Management Company(2)
             10.18            Asset Purchase Agreement dated as of September 21, 1999 by and among Huck Store Fixture
                              Company of North Carolina, Source-Huck Store Fixture Company, Arrowood, Inc., Bryce
                              Russell, Jr. and Sybil Russell (11)
             21.1             Subsidiaries of the Company*
             23.1             Consent of BDO Seidman, LLP*

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

(2) Incorporated by reference to Registration Statement on Form SB-2 (File no. 333-32733)

(3) Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1996

(4) Incorporated by reference to Registration Statement on Form S-2 (File no. 333-76979)

(5)  Incorporated by reference to Schedule 14A filed on March 9, 1999

(6) Incorporated by reference to Form S-8 (File no. 333-16059) filed on November 13, 1996

(7) Incorporated by reference to Current Report on Form 8-K filed on August 10, 1998

(8) Incorporated by reference to Current Report on Form 8-K filed on January 22, 1999

(9) Incorporated by reference to Current Report on Form 8-K filed on March 12, 1999

(10) Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1999

(11) Incorporated by reference to Current Report on Form 8-K filed on October 6, 1999