Form 10-Q
period 2000-04-30
SOURCE INFORMATION MANAGEMENT CO
filed 2000-06-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended April 30, 2000

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                  to
                                        -----------------   -----------------
         Commission file number   1-13437

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    MISSOURI                               43-1710906
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

                                        Yes [X]        No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        Class                Outstanding on May 31, 2000

             Common Stock, $.01 Par Value            17,538,020

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              April 30, 2000 and January 31, 2000

              Consolidated Statements of Income for the three months ended April 30, 2000 and 1999

              Consolidated Statements of Comprehensive Income for the three months ended April 30, 2000 and 1999

              Consolidated Statement of Stockholders'
              Equity for the three months ended April 30, 2000

              Consolidated Statements of Cash Flows for the three months ended April 30, 2000 and 1999

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

ITEM 4.       Submission of Matters to a Vote of Security Holders

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                             CONSOLIDATED BALANCE SHEETS
                                                                                                           (in thousands)


                                                                                                              (unaudited)
                                                                                       January 31, 2000   April 30, 2000
========================================================================================================================
ASSETS
CURRENT
      Cash                                                                                $  1,738         $  1,992
      Trade receivables (net of allowance for doubtful accounts of $1,123 at
      January 31, 2000 and April 30, 2000)                                                  64,836           71,459
      Income taxes receivable                                                                   --            2,079
      Inventories (Note 3)                                                                   9,994            8,331
      Other current assets (Note 2)                                                          1,448              999
------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        78,016           84,860
========================================================================================================================

Land                                                                                         2,233            2,233
Plants and buildings                                                                        11,896           11,914
Office equipment and furniture                                                              12,337           11,966
------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                              26,466           26,113
Less accumulated depreciation and amortization                                               4,670            3,922
------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                          21,796           22,191
========================================================================================================================

OTHER ASSETS
      Goodwill, net of accumulated amortization of $3,360 and $4,098, at January
      31, 2000 and April 2000, respectively (Note 4)                                        53,930           53,346
      Notes receivable - officer (Note 2)                                                      975              801
      Other                                                                                  2,042            2,041
------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                          56,947           56,188
========================================================================================================================

                                                                                          $156,759         $163,239
========================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                             CONSOLIDATED BALANCE SHEETS
                                                                                                          (in thousands)

                                                                                                             (unaudited)
                                                                                     January 31, 2000     April 30, 2000
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                               $  1,217             $  4,626
     Accounts payable and accrued expenses                                                  9,239                6,815
     Income taxes payable                                                                   1,093                   --
     Due to retailers                                                                       3,723                1,415
     Deferred income taxes                                                                  1,115                1,401
     Current maturities of long-term debt (Note 5)                                            174                  175
------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  16,561               14,432
========================================================================================================================
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                           32,215               35,675
------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                         569                  593
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          49,345               50,700
========================================================================================================================

COMMITMENTS
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 17,345,071issued, of which 42,250 are being held as Treasury Stock at January 31, 2000 and
     17,679,561 issued, of which 47,250 is being held as Treasury Stock at                    173                  176
     April 30, 2000
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at January 31, 2000 and April 30, 2000                                        --                   --
     Additional paid-in-capital                                                            91,770               94,092
------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                             91,943               94,268
Accumulated other comprehensive income                                                         80                    1
Retained earnings                                                                          15,878               18,852
------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                      107,901              113,121
Less:  Treasury Stock (42,250 and 47,250 shares at cost, respectively at
January 31, 2000 and April 30, 2000)                                                         (487)                (582)
------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                107,414              112,539
========================================================================================================================

                                                                                         $156,759             $163,239
========================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


                                                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                                                              (unaudited)
                                                                                    (in thousands, except per share data)

                                                                                             Three Months Ended April 30,
                                                                                                1999             2000
========================================================================================================================
Service Revenues                                                                              $   4,226       $   5,543
Product Sales                                                                                    12,254          19,318
------------------------------------------------------------------------------------------------------------------------
                                                                                                 16,480          24,861
------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                                                          1,980           2,923
Cost of Goods Sold                                                                                7,632          12,205
------------------------------------------------------------------------------------------------------------------------
                                                                                                  9,612          15,128
------------------------------------------------------------------------------------------------------------------------
                                                                                                  6,868           9,733
Selling, General and Administrative Expense                                                       3,334           4,064
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                                  3,534           5,669
------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                                           7              15
            Interest expense                                                                       (295)           (480)
            Other                                                                                   139              20
========================================================================================================================
Total Other Income (Expense)                                                                       (149)           (445)
========================================================================================================================
Income Before Income Taxes                                                                        3,385           5,224
Income Tax Expense                                                                                1,491           2,250
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                    $   1,894       $   2,974
========================================================================================================================

Earnings per Share - Basic                                                                    $     .15       $     .17
------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 6)                                          12,574          17,491
------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                                                                  $     .13       $     .16
------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 6)                                        14,557          19,125
========================================================================================================================



                                                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                              (unaudited)
                                                                                                           (in thousands)

                                                                                             Three Months Ended April 30,
                                                                                                1999             2000
========================================================================================================================
Net Income                                                                                    $   1,894       $   2,974
Foreign Currency Translation Adjustment                                                              25             (79)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                          $   1,919       $   2,895
========================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY



                                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                              (unaudited)
                                                                                            (in thousands, except shares)

                                                                            Other
                                Common Stock      Additional               Compre-      Treasury Stock         Total
                        ------------------------- Paid - in    Retained    hensive   --------------------  Stockholders'
                             Shares     Amount     Capital     Earnings     Income    Shares     Amount        Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2000   17,345,071  $  173   $  91,770   $  15,878      $  80     42,250     $ (487)    $  107,414

Exercise of stock options       21,503                 175                                                         175

Exercise of warrants           300,000       3       1,947                                                       1,950

Acquisition contingency         12,987                 196                                                         196
payment

Reacquire Common Stock                                                                 5,000        (95)           (95)

Foreign currency translation                                                  (79)                                 (79)
adjustment

Other                                                    4                                                           4

Net income                                                       2,974                                           2,974

-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000     17,679,561  $  176   $  94,092   $  18,852      $   1     47,250     $ (582)    $  112,539
=========================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                           (unaudited)
                                                                                                        (in thousands)

Three Months Ended April 30,                                                                 1999             2000
=======================================================================================================================
OPERATING ACTIVITIES
     Net income                                                                          $     1,894       $     2,974
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                          774             1,153
          Deferred income taxes                                                                    4               309
          Other                                                                                   71               (28)
          Changes in assets and liabilities:
             Increase in accounts receivable                                                  (2,663)           (6,623)
             Decrease in inventories                                                             810             1,663
             Increase in other assets                                                           (750)           (1,602)
             Decrease in accounts payable and accrued expenses and                            (1,004)           (3,517)
             other liabilities
             Decrease in amounts due to retailers                                             (1,015)           (2,308)
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                             (1,879)           (7,979)
=======================================================================================================================

INVESTMENT ACTIVITIES
     Acquisitions, net of cash acquired                                                      (17,674)               --
     Capital expenditures                                                                       (182)             (782)
     Loans to officers                                                                          (975)               --
     Collections on loan to officer                                                               --               174
     Other                                                                                       (19)               --
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (18,850)             (608)
=======================================================================================================================

FINANCING ACTIVITIES
     (Decrease) increase in checks issued against future deposits                             (1,326)            3,409
     Proceeds from issuance of Common Stock                                                      138             2,125
     Borrowings under credit facility                                                         45,794            24,311
     Principal payments on credit facility                                                   (23,189)          (20,846)
     Principal payments on long-term debt agreements                                              (2)
     Common Stock reacquired                                                                      --               (95)
     Deferred loan costs                                                                        (144)              (56)
     Registration costs                                                                          (28)               --
     Other                                                                                        --                (7)
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         21,243             8,841
=======================================================================================================================

INCREASE IN CASH                                                                                 514               254

CASH, beginning of period                                                                        753             1,738
-----------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                      $     1,267       $     1,992
=======================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.       BASIS OF PRESENTATION

The consolidated financial statements as of April 30, 2000 and for the three month periods ended April 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2000 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2000. The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

2.       RELATED PARTY TRANSACTIONS

In connection with his employment with the Company, the Chief Operating Officer received two loans from the Company in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, will be forgiven over a 5-year term and Loan 2, including interest, will be forgiven over a 7-year term, provided, in each case, that he remains an employee of the Company. The loans bear interest at 5% per annum.

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

3.       INVENTORIES

Inventories consist of the following (in thousands):


                                                            January 31, 2000        April 30, 2000
         -------------------------------------------------------------------------------------------
         Raw materials                                       $        3,433          $   3,280
         Work-in-process                                              2,286              1,515
         Finished goods                                               4,275              3,536
         -------------------------------------------------------------------------------------------

                                                             $        9,994          $   8,331
         -------------------------------------------------------------------------------------------

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeds the fair value of the assets acquired by approximately $1,247,000 and is being amortized straight line over 20 years.

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Acquisition of MYCO, Inc.

On February 26, 1999 the Company acquired the net assets of MYCO, Inc. for $12 million in cash and 134,615 shares of the Company's Common Stock, valued at the time of acquisition at $875,000. The Company also assumed MYCO's industrial revenue bond indebtedness of $4 million and repaid MYCO's indebtedness of $1.5 million. The purchase price may be increased by up to an additional 250,000 shares of Common Stock and cash up to $342,000 depending on MYCO's performance in the twelve months following the acquisition. MYCO is a Rockford, Illinois manufacturer of front-end display racks.

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $5,897,000 and is being amortized straight line over 20 years.

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

Unaudited pro forma results of operations for the year ended January 31, 2000 for the Company, MYCO and Huck are listed below (in thousands):


               -------------------------------------------------------------------------------
               Total Revenues                  As reported              $      82,488
                                               Pro forma                       95,528
               Net Income                      As reported                     10,111
                                               Pro forma                       11,376
               Earnings Per Share
                   Basic                       As reported              $         .66
                   Diluted                     As reported                        .60
                   Basic                       Pro forma                          .73
                   Diluted                     Pro forma                          .67
               -------------------------------------------------------------------------------

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                         January 31,         April 30,
                                                                            2000                2000
       ---------------------------------------------------------------------------------------------------
       Revolving Credit Facility                                        $       27,899   $         31,364

       Industrial Revenue Bonds                                                  4,000              4,000

       Unsecured note payable to former owners of acquired
       company, non-interest bearing, payable in five equal annual
       installments beginning in November 1999                                     240                240

       Unsecured note payable to former owner of acquired company,
       7% annual interest, payable in two annual installments
       beginning in September 2000                                                 200                200

       Other                                                                        50                 46

       ---------------------------------------------------------------------------------------------------
       Total Long-term Debt                                                     32,389             35,850

       Less current maturities                                                     174                175
       ---------------------------------------------------------------------------------------------------

       Long-term Debt                                                   $       32,215   $         35,675
       ---------------------------------------------------------------------------------------------------

On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A., replacing its previous credit agreement with Wachovia Bank, N.A. The credit agreement enables the Company to borrow up to $50 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at April 30, 2000. The availability at April 30, 2000 on the revolving credit facility was approximately $14.5 million.

In connection with the acquisition of MYCO, Inc., the Company assumed the liabilities of MYCO's Industrial Revenue Bonds. On January 30, 1995, the City of Rockford issued $4.0 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America, N.A. has issued an unsecured letter of credit for $4.1 million in connection with the bonds with an initial expiration date of April 20, 2001. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.   EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):


                                                                                        Three Months Ended
                                                                                             April 30,
                                                                                         1999         2000
           ----------------------------------------------------------------------------------------------------
           Weighted average number of common shares outstanding                            12,574       17,491

           Effect of dilutive securities:
              Stock options                                                                   548        1,257
              Warrants                                                                        475          377
              Incremental shares from assumed conversion of
              preferred stock                                                                 960            -
           ----------------------------------------------------------------------------------------------------
           Total effect of dilutive securities                                              1,983        1,634
           ----------------------------------------------------------------------------------------------------

           Weighted average number of common shares outstanding - as
           adjusted                                                                        14,557       19,125
           ----------------------------------------------------------------------------------------------------

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Three Months Ended April 30,                                           1999                    2000
           ----------------------------------------------------------------------------------------------------
           Interest                                                     $          169         $           350

           Income Taxes                                                 $        1,041         $         5,108
           ----------------------------------------------------------------------------------------------------

In connection with the acquisitions in January 1999, the Company issued 2,091,008 shares of Common Stock and 1,473,281 shares of Class A Convertible Preferred Stock which were converted to an equal number of common shares on March 30, 1999. Additionally, in April 2000, the parties terminated the Earnout provision with Yeager and the Company issued 12,987 shares of the Company's common stock.

In connection with the acquisitions in February 1999, the Company issued 420,329 shares of Common Stock.

                                      THE SOURCE INFORMATION MANAGEMENT COMPANY


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.   SEGMENT FINANCIAL INFORMATION

The Company is engaged in two lines of business based on the reporting of senior management to the Chief Executive Officer. The reportable segments of the Company are services and display rack and store fixture manufacturing. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. Segment operating results are measured based on gross profit. All intersegment sales during the periods presented were eliminated.


                                                                           Display Rack &
                                                                           Store Fixture
                                                        Services       Manufacturing     Consolidated
                                                       ----------------------------------------------------
     (in thousands)
     Three Months Ended April 30, 2000
     ---------------------------------------------------
     Revenue                                                     $ 5,543           $ 19,318        $ 24,861
     Cost of Revenue                                               2,923             12,205          15,128
                                                        ----------------------------------------------------
     Gross Profit                                                  2,620              7,113           9,733
     Selling, General & Administrative                                                                4,064
                                                                                            ----------------
     Operating Income                                                                                 5,669
     Other Expenses, net                                                                              (445)
                                                                                            ----------------
     Income Before Income Taxes                                                                     $ 5,224
                                                                                            ----------------

     Total Assets                                               $ 60,644          $ 102,595       $ 163,239
                                                        ----------------------------------------------------

     Three Months Ended April 30, 1999
     ---------------------------------------------------
     Revenue                                                      $4,226            $12,254         $16,480
     Cost of Revenue                                               1,980              7,632           9,612
                                                        ----------------------------------------------------
     Gross Profit                                                  2,246              4,622           6,868
     Selling, General & Administrative                                                                3,334
                                                                                            ----------------
     Operating Income                                                                                 3,534
     Other Expenses, net                                                                              (149)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $3,385
                                                                                            ----------------

     Total Assets                                                 $32,954           $68,082        $101,036
                                                        ----------------------------------------------------

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

    - SOURCE-U.S. MARKETING SERVICES, INC. U.S. Marketing is the parent of Brand Manufacturing Corporation, a manufacturer of front-end display racks with manufacturing facilities in Brooklyn, New York and a warehouse and distribution facility in New Jersey. Through its affiliates, Brand also provides trucking and freight services and removes and disposes of display racks no longer required by our customers. We acquired the stock of U.S. Marketing in January 1999 for 1,926,719 shares of our common stock and 1,473,281 shares of our Class A Convertible Preferred Stock, valued at the time of the acquisition at $26.3 million in total. The Class A Convertible Preferred Stock was converted into an equal number of shares of common stock on March 30, 1999.

    - SOURCE-YEAGER INDUSTRIES, INC. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania. We purchased the assets of Yeager Industries, Inc. and assumed its operating liabilities in January 1999 for $2.3 million in cash and 164,289 shares of our common stock, valued at the time of the acquisition at $1.2 million. The purchase price could be increased by up to $500,000 (the "Earnout"), depending upon Yeager's performance during fiscal 2000 and 2001. In April 2000, the parties terminated the Earnout provision and we issued to Yeager 12,987 shares of our common stock.

    - SOURCE-MYCO, INC. MYCO is a Rockford, Illinois manufacturer of front-end display racks. We purchased the assets and assumed the operating liabilities of MYCO, Inc. in February 1999 for $12.0 million in cash and 134,615 shares of our common stock, valued at the time of the acquisition at $875,000. We also assumed MYCO Inc.'s industrial revenue bond indebtedness of $4.0 million and repaid MYCO, Inc.'s indebtedness of $1.5 million. The purchase price may be increased by up to an additional 250,000 shares of our common stock and cash up to $342,000 depending on MYCO's performance in the twelve months following the acquisition.

    - SOURCE-CHESTNUT DISPLAY SYSTEMS, INC. Chestnut manufactures front-end display racks from facility in Jacksonville, Florida. We purchased the assets and assumed the operating liabilities of Chestnut Display Systems, Inc. and its affiliate, Chestnut Display Systems (North), Inc. in February 1999 for $3.6 million in cash and 285,714 shares of our common stock, valued at the time of the acquisition at $1.8 million. The purchase price may be increased to a value (including the amounts already paid) not to exceed $9.5 million if Chestnut meets certain performance goals during fiscal 2000 and 2001. Any increase in the purchase price will be paid in a combination of cash and common stock. The number of shares will be calculated using a formula contained in the acquisition agreement, subject to a minimum value of $5.00 per share and a maximum value of $7.00 per share.

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

    - SOURCE-HUCK STORE FIXTURE COMPANY. Huck manufactures wooden store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada. In September 1999, we purchased the assets and assumed certain operating liabilities of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of our common stock, valued at the time of acquisition at approximately $1.5 million. We also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers were entitled to a payment, based on performance, which was calculated and paid in January, 2000. That payment was an additional $6.7 million in cash and 267,883 shares of our common stock, valued at the time of issuance at $3.8 million. The sellers will be entitled to an additional payment, an earnout payment, in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November, 1999 and 2000 exceeds the amounts previously paid.. The earnout will be paid 70% in cash and 30% in our common shares, with shares valued for such purposes at the closing value on the date of the letter of intent. The closing price on the date of the letter of intent was $11.375.

   - HUCK STORE FIXTURE COMPANY OF NORTH CAROLINA. In September 1999, our subsidiary, Huck Store Fixture Company of North Carolina, acquired the net assets of Arrowood, Inc. for $939,000 in cash and two separate notes for a total of $380,000. This company manufactures wooden store fixtures from its facility in Norwood, North Carolina. Huck Store Fixture Company had entered into a letter of intent to purchase Arrowood prior to our acquisition of Huck.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:


                                                                                       THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                       1999         2000
                                                                                     ---------     -------
           Service Revenues                                                             21.6%        22.3%
           Product Sales                                                                78.4         77.7
                                                                                       -----        -----
               Total Revenues                                                          100.0        100.0
           Cost of Service Revenues                                                     12.0         11.8
           Cost of Goods Sold                                                           46.3         49.1
                                                                                        ----         ----
               Gross Profit                                                             41.7         39.1
           Selling, General and Administrative Expense                                  20.3         16.3
                                                                                        ----         ----
               Operating Income                                                         21.4         22.8
           Interest Expense, Net                                                        (1.7)        (1.9)
           Other Income (Expense), Net                                                   0.8          0.1
                                                                                        ----         ----
           Income Before Income Taxes                                                   20.5         21.0
                                                                                        ----         ----
               Net Income                                                               11.5%        12.0%
                                                                                        ====         ====


QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 22.3% and 21.6% of our revenues for the quarters ended April 30, 2000 and 1999, respectively. Service revenues of $5.5 million in first quarter of fiscal 2001 increased $1.3 million compared to the first quarter of fiscal 2000 as a result of an increase in front-end management revenues and the acquisition in March 1999 of ProMark.

Product Sales. In January, 1999, we acquired Yeager and U.S. Marketing. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 77.7% and 78.4% of our revenues for the quarters ended April 30, 2000 and 1999, respectively. Product sales of $19.3 million in the first quarter of fiscal 2001 increased $7.1 million compared to the first quarter of fiscal 2000. Aaron Wire, Huck and Arrowood contributed $6.5 million during the quarter ended April 30, 2000 with no corresponding revenue in the quarter ended April 30, 1999.

Gross Profit. Gross profit increased to $9.7 million in the quarter ended April 30, 2000 from $6.9 million in quarter ended April 30, 1999, an increase of approximately $2.9 million. Of the total increase, $2.5 million was due to our recently acquired manufacturing subsidiaries. Aaron Wire, Huck and Arrowood contributed approximately $2.1 million to the manufacturing gross profit. Gross profit of the services segment increased from $2.2 million in the first quarter of fiscal 2000 to $2.6 million in the first quarter of fiscal 2001. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs, which include administrative costs. Increased dedicated costs associated with the accumulation of store-level magazine sales data and ICN (which include hiring and training information technology personnel) and growth in wage rates contributed to a decrease in the service gross margin from 53.1% to 47.3%. We have completed the development stage and presently are in the implementation stage regarding store-level magazine sales data. Management anticipates that the gross margin for services will increase as the data begins to be utilized by our customers.

Selling, General and Administrative Expense. Selling, general and administrative expense increased slightly to $4.0 million in the quarter ended April 30, 2000 from $3.3 million in the quarter ended April 30, 1999, an increase of $0.7 million, of which Huck's expenses were $0.5 million. Selling, general and administrative expense as a percentage of revenues decreased from 20.3% in the first quarter of fiscal 2000 to 16.3% in the first quarter of fiscal 2001.

Operating Income. Operating income increased to $5.7 million in the quarter ended April 30, 2000 from $3.5 million in the quarter ended April 30, 1999, an increase of $2.2 million. Operating margins increased from 21.4% to 22.8%.

Interest Expense. The increase of $0.2 million in interest expense is believed to be reasonable by management considering the increased scope of our operations.

Income Tax Expense. The effective income tax rates for the quarters ended April 30, 2000 and 1999 were 43.1% and 44.0%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the service segment are for funding the Advance Pay Program and for meeting general working capital requirements. Our primary cash requirements for the display rack and store fixture segment are for purchasing materials and the cost of labor incurred in the manufacturing process. Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

During the three months ended April 30, 2000, we advanced approximately $21.6 million under the Advance Pay Program. During fiscal 2000, 1999 and 1998, we advanced approximately $68.9 million, $59.8 million and $41.7 million, respectively, under the Advance Pay Program. These advances grew by 15.2% from fiscal 1999 to fiscal 2000 and 43.4% from fiscal 1998 to fiscal 1999. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the quarter ended April 30, 2000, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash used by operating activities of $8.0 million for the three months ended April 30, 2000 was primarily from the increase in accounts receivable, decreases in accounts payable and accrued expenses and amounts due to retailers offset by net income and non cash items of depreciation and amortization. The average collection period for the three months ended April 30, 2000 was approximately 164 days (considered to be within an acceptable range by management based on the nature of our business and historical experience). The collection period cannot be calculated by examining our financial statements because reported revenue associated with the Advance Pay Program includes only the difference between what we advance the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded. If the revenues were reported in a manner consistent with the recording of the receivables, revenues would have been approximately $21.6 million higher than reported, or approximately $46.5 million. Dividing the average accounts receivable into $46.5 million results in an average collection period of approximately 164 days. Net cash used by operating activities of $1.9 million for the three months ended April 30, 1999 was primarily from the increase in accounts receivable, decreases in accounts payable and accrued expenses and amounts due to retailers offset by net income.

Net cash used in investing activities was $0.6 million for the three months ended April 30, 2000 and $18.9 million for the three months ended April 30, 1999. The primary use of cash during the quarter ended April 30, 1999 was for acquisitions. Net cash provided by financing activities was $8.8 million in the three months ended April 30, 2000 and $21.2 million in the three months ended April 30, 1999.

At April 30, 2000, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2001.

At April 30, 2000, our total long-term debt obligations were approximately $35.7 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the LIBOR plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4% per annum on the difference between $25.0 million and the average principal amount outstanding under the loan (if less than $25.0 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25.0 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios and (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

In connection with the acquisition of MYCO, Inc., the Company assumed MYCO's Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford issued $4.0 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America has issued an unsecured letter of credit for $4.1 million in connection with the IRB with an initial expiration date of April 20, 2001. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

We believe that our cash flow from operations together with our revolving credit will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2001 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company does not expect the adoption of this statement to have a significant impact on the results of operations, financial position or cash flows.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended April 30, 2000.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(a) There were no Current Reports on Form 8-K filed during the quarter ended April 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  June 14, 2000                   /S/ W. BRIAN RODGERS
                                       --------------------
                                       W. Brian Rodgers
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

10.19 Irrevocable Letter of Credit No. 3022930 dated February 8, 2000, issued by Bank of America, N.A. in the amount of $4,073,973 upon the request of Source-Myco, Inc., a Delaware corporation, and The Source Information Management Company, a Missouri corporation, in respect to the Industrial Project Revenue Bonds, Series 1995, issued pursuant to the Indenture of Trust dated as of January 1, 1995 between the City of Rockford, Illinois and Amalgamated Bank of Chicago, as trustee

27.1                Financial Data Schedule (Filed in EDGAR version only)