Form 10-Q
period 2000-07-31
SOURCE INFORMATION MANAGEMENT CO
filed 2000-09-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended July 31, 2000

         [   ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from            to
                                        ---------    ---------
         Commission file number   1-13437
                               ----------

                   THE SOURCE INFORMATION MANAGEMENT COMPANY
       (Exact Name of Small Business Issuer as Specified in Its Charter)


               MISSOURI                                    43-1710906
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                Class                         Outstanding on September 5, 2000

                      Common Stock, $.01 Par Value                       17,834,283


                    THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                                                    Page
                                                                                                    ----

ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              July 31, 2000 and January 31, 2000

              Consolidated Statements of Income for the three months and six months ended July 31, 2000 and 1999

              Consolidated Statements of Comprehensive Income for the three months and six months ended July 31, 2000 and 1999

              Consolidated Statement of Stockholders'
              Equity for the six months ended July 31, 2000

              Consolidated Statements of Cash Flows for the six months ended July 31, 2000 and 1999

              Notes to Consolidated Financial Statements

ITEM 2.       Management's Discussion and Analysis

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk


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

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K



                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                     (unaudited)



                                                                                         January 31, 2000          July 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                                 $      1,738         $      1,903
      Trade receivables (net of allowance for doubtful accounts of $1,123 at
      January 31, 2000 and $1,121 at July 31, 2000)                                              64,836               71,074
      Income taxes receivable                                                                         -                3,344
      Inventories (Note 3)                                                                        9,994                8,014
      Other current assets (Note 2)                                                               1,448                1,083
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             78,016               85,418
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                              2,233                2,233
Plants and buildings                                                                             11,896               11,953
Office equipment and furniture                                                                   12,337               12,649
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                   26,466               26,835
Less accumulated depreciation and amortization                                                    4,670                4,385
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               21,796               22,450
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Goodwill, net of accumulated amortization of $3,360 and $4,838, at January
      31, 2000 and July 31, 2000, respectively (Note 4)                                          53,930               52,633
      Investment at fair value                                                                        -                2,471
      Notes receivable (Note 2)                                                                     975                  801
      Other                                                                                       2,042                1,962
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                               56,947               57,867
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           $    156,759         $    165,735
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                     (unaudited)

                                                                                       January 31, 2000     July 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                                 $      1,217          $       572
     Accounts payable and accrued expenses                                                        9,239                6,807
     Income taxes payable                                                                         1,093                    -
     Due to retailers                                                                             3,723                1,503
     Deferred income taxes                                                                        1,115                1,434
     Current maturities of long-term debt (Note 5)                                                  174                  175
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        16,561               10,491
-----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                                 32,215               41,360
-----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                               569                  297
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                49,345               52,148
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 17,345,071 issued, of which 42,250 are being held as Treasury Stock at January 31, 2000 and
     17,910,599 issued, of which 147,250 is being held as Treasury Stock at                         173                  179
     July 31, 2000
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at January 31, 2000 and July 31, 2000                                                -                    -
     Additional paid-in-capital                                                                  91,770               95,195
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                   91,943               95,374
Accumulated other comprehensive income                                                               80                 (621)
Retained earnings                                                                                15,878               20,619
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                            107,901              115,372
Less:  Treasury Stock (42,250 and 147,250 shares at cost, respectively at
January 31, 2000 and July 31, 2000)                                                                (487)              (1,785)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      107,414              113,587
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           $    156,759          $   165,735
-----------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)


                                                         Three Months Ended July 31,                    Six Months Ended July 31,
                                                             1999             2000                        1999             2000
----------------------------------------------------------------------------------------------------------------------------------

Service Revenues                                         $  4,458        $    4,993                $     8,683       $     10,537
Product Sales                                              11,526            17,311                     23,780             36,629
----------------------------------------------------------------------------------------------------------------------------------
                                                           15,984            22,304                     32,463             47,166
----------------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                    2,267             2,965                      4,248              5,888
Cost of Goods Sold                                          6,851            11,757                     14,482             23,962
----------------------------------------------------------------------------------------------------------------------------------
                                                            9,118            14,722                     18,730             29,850
----------------------------------------------------------------------------------------------------------------------------------
                                                            6,866             7,582                     13,733             17,316
Selling, General and Administrative Expense                 3,120             4,012                      6,453              8,077
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                            3,746             3,570                      7,280              9,239
----------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                    35                13                         43                 27
            Interest expense                                 (401)             (644)                      (696)            (1,124)
            Other                                              35                41                        173                 62
----------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                 (331)             (590)                      (480)            (1,035)
----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                  3,415             2,980                      6,800              8,204
Income Tax Expense                                          1,486             1,213                      2,977              3,463
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $  1,929        $    1,767                $     3,823       $      4,741
----------------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Basic                               $    .13        $      .10                $       .28       $        .27
----------------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 6)    14,644            17,653                     13,622             17,571
----------------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                             $    .12        $      .10                $       .25       $        .25
----------------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 6)  16,054            18,594                     15,315             18,830
---------------------------------------------------------------------------------------------------------------------------------



                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)

                                                                  (in thousands)


                                                              Three Months Ended July 31,          Six Months Ended July 31,
                                                                  1999             2000              1999             2000
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                               $       1,929      $     1,767    $     3,823       $      4,741
Market Value Decrease in Marketable Securities                       -             (617)             -               (617)
Foreign Currency Translation Adjustment                            (94)              (5)           (69)               (84)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                     $       1,835      $     1,145    $     3,754       $      4,040
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)


                                                                            Other
                                Common Stock      Additional               Compre-     Treasury Stock          Total
                        ------------------------- Paid - in    Retained    hensive  ----------------------  Stockholders'
                             Shares     Amount     Capital     Earnings     Income    Shares     Amount        Equity
---------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2000    17,345,071   $   173   $   91,770   $  15,878  $   80     42,250     $ (487)      $  107,414

Exercise of stock options       101,832         1          819                                                        820


Exercise of warrants            450,000         5        2,395                                                      2,400

Acquisition                      12,987                    196                                                        196
contingency payment

Reacquire Common Stock                                                                105,000     (1,298)          (1,298)

Foreign currency                                                               (84)                                   (84)
translation adjustment

Net unrealized                                                                (617)                                  (617)
holding loss on
available-for-sale
securities

Other                              709                     15                                                          15

Net income                                                           4,741                                          4,741

---------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000      17,910,599    $  179    $  95,195    $  20,619  $ (621)   147,250     $ (1,785)    $  113,587
---------------------------------------------------------------------------------------------------------------------------



                   See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Six Months Ended July 31,                                                                    1999              2000
-----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                                          $     3,823       $     4,741
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        1,638             2,393
          Deferred income taxes                                                                  362               466
          Other                                                                                 (251)               13
          Changes in assets and liabilities:
             Increase in accounts receivable                                                  (7,171)           (6,236)
             Decrease in inventories                                                             111             1,980
             Increase in other assets                                                           (679)           (2,902)
             Decrease in accounts payable and accrued expenses and                            (5,134)           (3,524)
             other liabilities
             Decrease in amounts due to retailers                                              2,029            (2,220)
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                             (5,272)           (5,289)
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
     Acquisitions, net of cash acquired                                                      (19,592)                -
     Investment                                                                                    -            (3,500)
     Capital expenditures                                                                     (2,311)           (1,556)
     Loans to officers                                                                          (975)                -
     Collections on loan to officer                                                                -               174
     Other                                                                                       (22)              (24)
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (22,900)           (4,906)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Decrease in checks issued against future deposits                                        (2,430)             (645)
     Proceeds from issuance of Common Stock                                                   36,138             3,220
     Borrowings under credit facility                                                         36,944            52,640
     Principal payments on credit facility                                                   (40,146)          (43,486)
     Borrowings under long-term debt agreements                                               15,000                 -
     Principal payments on long-term debt agreements                                         (15,011)                -
     Common Stock reacquired                                                                       -            (1,299)
     Deferred loan costs                                                                        (179)              (57)
     Other                                                                                         -               (13)
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         30,316            10,360
-----------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                               2,144               165

CASH, beginning of period                                                                        753             1,738
-----------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                      $     2,897       $     1,903
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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.       BASIS OF PRESENTATION

The consolidated financial statements as of July 31, 2000 and for the three and six month periods ended July 31, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2000 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2000. The results of operations for the three and six month periods ended July 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

2.       RELATED PARTY TRANSACTIONS

In connection with his employment as Chief Operating Officer of the Company, Richard Jacobsen received two loans in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, was to be forgiven over a 5-year term and Loan 2, including interest, was to be forgiven over a 7-year term, provided, in each case, that he remained an employee of the Company. The loans bear interest at 5% per annum. Mr. Jacobsen resigned in August 2000. The Company has extended the due date of the notes to December 2000.

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

3.       INVENTORIES

Inventories consist of the following (in thousands):


                                    January 31, 2000               July 31, 2000
         -----------------------------------------------------------------------

         Raw materials                 $        3,433              $       2,696
         Work-in-process                        2,286                      3,955
         Finished goods                         4,275                      1,363
         -----------------------------------------------------------------------

                                       $        9,994              $       8,014
         -----------------------------------------------------------------------

                                      The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.       BUSINESS COMBINATIONS

Acquisition of Yeager Industries, Inc.

On January 7, 1999, the Company acquired the net assets of Yeager Industries, Inc. for $2.3 million in cash and 164,289 shares of the Company's Common Stock, valued at the time of the acquisition at $1.15 million. The purchase price could have been increased by up to $500,000 (the "Earnout") depending on Yeager's performance over the next two years. In April 2000, the parties terminated the Earnout provision and the Company issued to Yeager 12,987 shares of the Company's common stock. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania.

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $23,499,000 and is being amortized straight line over 20 years.

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

Acquisition of Huck Store Fixture Company

On September 21, 1999 the Company purchased the net assets of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of the Company's common stock, valued at the time of acquisition at approximately $1.5 million. The Company also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers were entitled to a payment, based on performance, which was calculated and paid in January, 2000. The payment was an additional $6.7 million in cash and 267,883 shares of the Company's common stock, valued at the time of issuance at $3.8 million. The sellers will be entitled to an earnout payment in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November, 1999 and 2000 exceeds four times the average of Huck's EBITDA for its years ending November 1998 and 1999. The earnout will be paid 70% in cash and 30% in the Company's common shares, with shares valued for such purposes at the closing value on the date of the letter of intent. The closing price on the date of the letter of intent was $11.375. Huck manufactures wood store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada.

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

Unaudited pro forma results of operations for the year ended January 31, 2000 for the Company, MYCO and Huck are listed below (in thousands):

               ------------------------------------------------------------------------------------------


               Total Revenues                  As reported                                 $      82,488
                                               Pro forma                                          95,528
               Net Income                      As reported                                        10,111
                                               Pro forma                                          11,376
               Earnings Per Share
                   Basic                       As reported                                 $         .66
                   Diluted                     As reported                                           .60
                   Basic                       Pro forma                                             .73
                   Diluted                     Pro forma                                             .67
               ------------------------------------------------------------------------------------------


                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):


                                                                           January 31,          July 31,
                                                                              2000                2000
       ---------------------------------------------------------------------------------------------------

       Revolving Credit Facility                                        $       27,899       $     37,053

       Industrial Revenue Bonds                                                  4,000              4,000

       Unsecured note payable to former owners of acquired company, non-interest bearing, payable in five equal annual
       installments beginning in November 1999                                     240                240

       Unsecured note payable to former owner of acquired company,
       7% annual interest, payable in two annual installments beginning
       in September 2000                                                           200                200

       Other                                                                        50                 42

       ---------------------------------------------------------------------------------------------------
       Total Long-term Debt                                                     32,389             41,535

       Less current maturities                                                     174                175
       ---------------------------------------------------------------------------------------------------

       Long-term Debt                                                   $       32,215   $         41,360
       ---------------------------------------------------------------------------------------------------


On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A., replacing its previous credit agreement with Wachovia Bank, N.A. The credit agreement enables the Company to borrow up to $50 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at July 31, 2000. The availability at July 31, 2000 on the revolving credit facility was approximately $8.9 million.

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.         EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                 Three Months Ended          Six Months Ended
                                                                      July 31,                   July 31,
                                                                 1999         2000         1999           2000
    ----------------------------------------------------------------------------------------------------------------

    Weighted average number of common shares outstanding           14,644       17,653        13,622         17,571

    Effect of dilutive securities:
       Stock options                                                  826          746           684            975
       Warrants                                                       584          195           536            284
       Incremental shares from assumed conversion of
       preferred stock                                                  -            -           472              -
    ----------------------------------------------------------------------------------------------------------------
    Total effect of dilutive securities                             1,410          941         1,692          1,259
    ----------------------------------------------------------------------------------------------------------------


    Weighted average number of common shares outstanding -
    as adjusted                                                    16,054       18,594        15,315         18,830
    ----------------------------------------------------------------------------------------------------------------

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):


           Six Months Ended July 31,                                              1999                    2000
           ----------------------------------------------------------------------------------------------------
           Interest                                                     $          702         $           998

           Income Taxes                                                 $        1,947         $         7,435
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



                                                                           Display Rack &
                                                                           Store Fixture
                                                        Services           Manufacturing     Consolidated
     (in thousands)                                     ----------------------------------------------------
     Three Months Ended July 31, 2000
     -----------------------------------------------

     Revenue                                                      $4,993            $17,311         $22,304
     Cost of Revenue                                               2,965             11,757          14,722
                                                        ----------------------------------------------------
     Gross Profit                                                  2,028              5,554           7,582
     Selling, General & Administrative                                                                4,012
                                                                                              --------------
     Operating Income                                                                                 3,570
     Other Expenses, net                                                                               (590)
                                                                                              --------------
     Income Before Income Taxes                                                                      $2,980
                                                                                              --------------

     Total Assets                                                $59,487           $107,277        $166,764
                                                        ----------------------------------------------------

     Three Months Ended July 31, 1999
     -----------------------------------------------
     Revenue                                                      $4,458            $11,526         $15,984
     Cost of Revenue                                               2,267              6,851           9,118
                                                        ----------------------------------------------------
     Gross Profit                                                  2,191              4,675           6,866
     Selling, General & Administrative                                                                3,120
                                                                                            ----------------
     Operating Income                                                                                 3,746
     Other Expenses, net                                                                               (331)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $3,415
                                                                                            ----------------

     Total Assets                                                $39,573            $71,892        $111,465
                                                        ----------------------------------------------------

     Six Months Ended July 31, 2000
     -----------------------------------------------
     Revenue                                                     $10,537            $36,629         $47,166
     Cost of Revenue                                               5,888             23,962          29,850
                                                        ----------------------------------------------------
     Gross Profit                                                  4,649             12,667          17,316
     Selling, General & Administrative                                                                8,077
                                                                                            ----------------
     Operating Income                                                                                 9,239
     Other Expenses, net                                                                             (1,035)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $8,204
                                                                                            ----------------

     Total Assets                                                $59,487           $107,277        $166,764
                                                        ----------------------------------------------------

     Six Months Ended July 31, 1999
     ---------------------------------------------------
     Revenue                                                      $8,683            $23,780         $32,463


                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Cost of Revenue                                               4,248             14,482          18,730
                                                        ----------------------------------------------------
     Gross Profit                                                  4,435              9,298          13,733
     Selling, General & Administrative                                                                6,453
                                                                                            ----------------
     Operating Income                                                                                 7,280
     Other Expenses, net                                                                               (480)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $6,800
                                                                                            ----------------

     Total Assets                                                $39,573            $71,892        $111,465
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

Under both the Traditional Claim Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. Our allowance for doubtful accounts has to date been approximately 1.5% to 2.0% of accounts receivable. This amount has been adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

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

Since January 7, 1999, we acquired five manufacturers of front-end and free-standing point-of-purchase display racks and two manufacturers of wooden store fixtures. Manufacturing display racks and store fixtures in our own facilities allows us to be a full-service provider of management services for the front-end of a customer's store.

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

     - SOURCE-YEAGER INDUSTRIES, INC. Yeager manufactures front-end display racks from facilities in Philadelphia, Pennsylvania. We purchased the assets of Yeager Industries, Inc. and assumed its operating liabilities in January 1999 for $2.3 million in cash and 164,289 shares of our common stock, valued at the time of the acquisition at $1.2 million. The purchase price could have been increased by up to $500,000 (the "Earnout"), depending upon Yeager's performance during fiscal 2000 and 2001. In April 2000, the parties terminated the Earnout provision and we issued to Yeager 12,987 shares of our common stock.

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

     - SOURCE-HUCK STORE FIXTURE COMPANY. Huck manufactures wooden store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada. In September 1999, we purchased the assets and assumed certain operating liabilities of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of our common stock, valued at the time of acquisition at approximately $1.5 million. We also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers were entitled to a payment, based on performance, which was calculated and paid in January, 2000. That payment was an additional $6.7 million in cash and 267,883 shares of our common stock, valued at the time of issuance at $3.8 million. The sellers will be entitled to an additional payment, an earnout payment, in the amount (if any) by which four times the average of Huck's EBITDA for its years ending November, 1999 and 2000 exceeds four times the average of Huck's EBITDA for its years ending November 1998 and 1999. The earnout will be paid 70% in cash and 30% in our common shares, with shares valued for such purposes at the closing value on the date of the letter of intent. The closing price on the date of the letter of intent was $11.375.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JULY 31,                   JULY 31,
                                                                             --------                   --------
                                                                        1999          2000         1999         2000
                                                                     ---------     ---------    ---------    ---------
    Service Revenues                                                     27.9%         22.4%        26.7%        22.3%
    Product Sales                                                        72.1          77.6         73.3         77.7
                                                                        -----         -----        -----        -----
        Total Revenues                                                  100.0         100.0        100.0        100.0
    Cost of Service Revenues                                             14.2          13.3         13.1         12.5
    Cost of Goods Sold                                                   42.9          52.7         44.6         50.8
                                                                        -----         -----        -----        -----
        Gross Profit                                                     42.9          34.0         42.3         36.7
    Selling, General and Administrative Expense                          19.5          18.0         19.9         17.1
                                                                        -----         -----        -----        -----
        Operating Income                                                 23.4          16.0         22.4         19.6
    Interest Expense, Net                                                (2.3)         (2.8)        (2.0)        (2.3)
    Other Income (Expense), Net                                           0.2           0.2          0.5          0.1
                                                                        -----         -----        -----        -----
    Income Before Income Taxes                                           21.3          13.4         20.9         17.4
                                                                        -----         -----        -----        -----
        Net Income                                                       12.1%          7.9%        11.8%        10.1%
                                                                        =====         =====        =====        =====

QUARTER ENDED JULY 31, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 22.4% and 27.9% of our revenues for the quarters ended July 31, 2000 and 1999, respectively. Service revenues of $5.0 million in second quarter of fiscal 2001 increased $0.5 million compared to the second quarter of fiscal 2000 primarily due to an increase in front end management revenues.

Product Sales. In January, 1999, we acquired Yeager and U.S. Marketing. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 77.6% and 72.1% of our revenues for the quarters ended July 31, 2000 and 1999, respectively. Product sales of $17.3 million in the second quarter of fiscal 2001 increased $5.8 million compared to the second quarter of fiscal 2000 primarily from the acquisitions of Aaron Wire, Huck and Arrowood. Sales were impacted by a customer request to postpone the delivery of approximately $6.0 million of fixture displays into the second half of the fiscal year.

Gross Profit. Gross profit of $7.6 million in the quarter ended July 31, 2000 increased approximately $0.7 million compared to the quarter ended July 31, 1999. Huck and Arrowood accounted for an increase of $1.8 million which was offset by decreases in gross profits of $0.2 million from services and $0.9 million from manufacturing other than from Huck and Arrowood. Overall, the manufacturing gross margin decreased from 40.6% to 32.1% resulting primarily from lower margins associated with Huck and Arrowood, neither of which were included in the second quarter of the prior year.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $4.0 million in the quarter ended July 31, 2000 from $3.1 million in the quarter ended July 31, 1999, an increase of $0.9 million, of which Huck's expenses were $0.4 million. Selling, general and administrative expense as a percentage of revenues decreased from 19.5% in the second quarter of fiscal 2000 to 18.0% in the second quarter of fiscal 2001.

Interest Expense. The increase of $0.2 million in interest expense is primarily due to the financing of the acquisitions of Aaron Wire, Huck and Arrowood.

Income Tax Expense. The effective income tax rates for the quarters ended July 31, 2000 and 1999 were 40.7% and 43.5%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

SIX MONTHS ENDED JULY 31, 2000 COMPARED TO SIX MONTHS ENDED JULY 31, 1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 22.3% and 26.7% of our revenues for the six months ended July 31, 2000 and 1999, respectively. Service revenues of $10.5 million in first six months of fiscal 2001 increased $1.9 million compared to the first six months of fiscal 2000 primarily as a result of an increase in front-end management revenues.

Product Sales. In January, 1999, we acquired Yeager and U.S. Marketing. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 77.7% and 73.3% of our revenues for the six months ended July 31, 2000 and 1999, respectively. Product sales of $36.6 million in the first six months of fiscal 2001 increased $12.8 million compared to the first six months of fiscal 2000 primarily from the acquisitions of Aaron Wire, Huck and Arrowood. Sales were impacted by a customer request to postpone the delivery of approximately $6.0 million of fixture displays into the second half of the fiscal year.

Gross Profit. Gross profit increased to $17.3 million in the six months ended July 31, 2000 from $13.7 million in the six months ended July 31, 1999, an increase of approximately $3.6 million. The increase in gross profit for services of $0.2 million was offset by a decrease in gross profit for manufacturing of $0.2 million, with Huck and Arrowood accounting for the overall increase in gross profit of $3.6 million. The manufacturing gross margin decreased from 39.1% to 34.6% resulting primarily from lower margins associated with Huck and Arrowood, neither of which were included in the first six months of the prior year.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $8.1 million in the six months ended July 31, 2000 from $6.5 million in the six months ended July 31, 1999, an increase of $1.6 million, of which Huck's expenses were $0.9 million. Selling, general and administrative expense as a percentage of revenues decreased from 19.9% in the first six months of fiscal 2000 to 17.1% in the first six months of fiscal 2001.

Interest Expense. The increase of $0.4 million in interest expense is primarily due to the financing of the acquisitions of Aaron Wire, Huck and Arrowood.

Income Tax Expense. The effective income tax rates for the six months ended July 31, 2000 and 1999 were 42.2% and 43.8%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

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

During the six months ended July 31, 2000, we advanced approximately $45.6 million under the Advance Pay Program. During fiscal 2000, 1999 and 1998, we advanced approximately $68.9 million, $59.8 million and $41.7 million, respectively, under the Advance Pay Program. These advances grew by 15.2% from fiscal 1999 to fiscal 2000 and 43.4% from fiscal 1998 to fiscal 1999. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the six months ended July 31, 2000, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities was $2.7 million for the quarter ended July 31, 2000 compared to cash used in operating activities of $2.1 million for the quarter ended July 31, 1999. Net cash used by operating activities of $5.3 million for the six months ended July 31, 2000 was primarily from the increases in accounts receivable and other assets, decreases in accounts payable and accrued expenses and amounts due to retailers offset by net income and non cash items of depreciation and amortization. The average collection period for the six months ended July 31, 2000 was approximately 168 days (considered to be within an acceptable range by management based on the nature of our business and historical experience). The collection period cannot be calculated by examining our financial statements because reported revenue associated with the Advance Pay Program includes only the difference between what we advance the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded. If the revenues were reported in a manner consistent with the recording of the receivables, revenues would have been approximately $45.6 million higher than reported, or approximately $92.7 million. Dividing the average accounts receivable into $92.7 million results in an average collection period of approximately 168 days. Net cash used by operating activities of $5.3 million for the six months ended July 31, 1999 was primarily from the increase in accounts receivable, decreases in accounts payable and accrued expenses offset by the increase in amounts due to retailers and net income.

Net cash used in investing activities was $4.9 million for the six months ended July 31, 2000 and $22.9 million for the six months ended July 31, 1999. The primary use of cash during the six months ended July 31, 1999 was for acquisitions. Net cash provided by financing activities was $10.4 million in the six months ended July 31, 2000 and $30.3 million in the six months ended July 31, 1999. The primary source of cash during the six months ended July 31, 1999 was proceeds from the common stock offering in July 1999.

At July 31, 2000, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during the remainder of fiscal 2001.

At July 31, 2000, our total long-term debt obligations were approximately $41.4 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the LIBOR plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4% per annum on the difference between $25.0 million and the average principal amount outstanding under the loan (if less than $25.0 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25.0 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". In July 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". SAB 101 and EITF 99-19 provide guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 and EITF 99-19 as required in the fourth quarter of fiscal 2001 and is still evaluating the impact these pronouncements will have on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and exchange rate variability. Substantially all of the Company's debt relates to a three-year credit agreement with an outstanding principal balance of approximately $37.1 million as of July 31, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement, and is subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

The Company also conducts operations in Canada. For the six months ended July 31, 2000, approximately 3.4% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended July 31, 2000.

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

                                   THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  September 14, 2000                        /S/ W. BRIAN RODGERS
                                                 --------------------
                                                 W. Brian Rodgers
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

27.1                       Financial Data Schedule (Filed in EDGAR version only)