Form 10-Q
period 2000-10-31
SOURCE INFORMATION MANAGEMENT CO
filed 2000-12-15
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended October 31, 2000

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

                              Yes [X]       No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding on December 13, 2000

   Common Stock, $.01 Par Value                     17,393,217

                   THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of
         October 31, 2000 and January 31, 2000

         Consolidated Statements of Income for the three months and nine months ended October 31, 2000 and 1999

         Consolidated Statements of Comprehensive Income for the three months and nine months ended October 31, 2000 and 1999

         Consolidated Statement of Stockholders'
         Equity for the nine months ended October 31, 2000

         Consolidated Statements of Cash Flows for the nine months ended October 31, 2000 and 1999

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

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K


                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                                                 (unaudited)
                                                                                       January 31, 2000    October 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                                 $      1,738         $      1,082
      Trade receivables (net of allowance for doubtful accounts of $1,123 at
      January 31, 2000 and $1,394 at October 31, 2000)                                           64,836               67,166
      Income taxes receivable                                                                         -                3,178
      Inventories (Note 3)                                                                        9,994                6,695
      Other current assets                                                                        1,448                  905
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             78,016               79,026
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                              2,233                2,233
Plants and buildings                                                                             11,896               11,956
Office equipment and furniture                                                                   12,337               12,925
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                   26,466               27,114
Less accumulated depreciation and amortization                                                    4,670                4,880
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               21,796               22,234
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Goodwill, net of accumulated amortization of $3,360 and $5,579, at January
      31, 2000 and October 31, 2000, respectively (Note 4)                                       53,930               52,663
      Investment at fair value                                                                        -                1,794
      Notes receivable (Note 2)                                                                     975                  702
      Other                                                                                       2,042                1,860
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                               56,947               57,019
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $    156,759         $    158,279
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                                                 (unaudited)
                                                                                       January 31, 2000    October 31, 2000
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Checks issued against future deposits                                                 $      1,217          $     2,413
     Accounts payable and accrued expenses                                                        9,239                6,738
     Income taxes payable                                                                         1,093                    -
     Due to retailers                                                                             3,723                1,834
     Deferred income taxes                                                                        1,115                1,328
     Current maturities of long-term debt (Note 5)                                                  174                  176
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        16,561               12,489
----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                                 32,215               32,350
----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                               569                   35
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                49,345               44,874
----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 17,345,071 issued, of which 42,250 are being held as Treasury Stock at January 31, 2000 and
     18,092,866 issued, of which 348,650 is being held as Treasury Stock at
     October 31, 2000                                                                               173                  181
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at January 31, 2000 and October 31, 2000                                             -                    -
     Additional paid-in-capital                                                                  91,770               96,219
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                   91,943               96,400
Accumulated other comprehensive income                                                               80               (1,192)
Retained earnings                                                                                15,878               21,271
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital and retained earnings                                            107,901              116,479
Less:  Treasury Stock (42,250 and 348,650 shares at cost, respectively at
January 31, 2000 and October 31, 2000)                                                             (487)              (3,074)
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      107,414              113,405
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $    156,759          $   158,279
----------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                        Three Months Ended October 31,      Nine Months Ended October 31,
                                                             1999             2000              1999             2000
---------------------------------------------------------------------------------------------------------------------------
Service Revenues                                         $       4,245  $          7,491    $    12,929       $     18,027
Product Sales                                                   20,970            18,768         44,750             55,397
---------------------------------------------------------------------------------------------------------------------------
                                                                25,215            26,259         57,679             73,424
---------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                         2,556             2,528          6,804              8,416
Cost of Goods Sold                                              13,603            13,761         28,085             37,723
---------------------------------------------------------------------------------------------------------------------------
                                                                16,159            16,289         34,889             46,139
---------------------------------------------------------------------------------------------------------------------------
                                                                 9,056             9,970         22,790             27,285
Selling, General and Administrative Expense                      4,048             4,040         10,502             12,116
Unusual Items                                                        -             4,059              -              4,059
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                 5,008             1,871         12,288             11,110
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                         44                 5             87                 33
            Interest expense                                       (95)             (646)          (792)            (1,770)
            Other                                                    2                18            176                 79
---------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                       (49)             (623)          (529)            (1,658)
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       4,959             1,248         11,759              9,452
Income Tax Expense                                               2,091               596          5,068              4,059
---------------------------------------------------------------------------------------------------------------------------
Net Income                                               $       2,868  $            652    $     6,691       $      5,393
---------------------------------------------------------------------------------------------------------------------------
Earnings per Share -- Basic                              $        0.17  $           0.04    $      0.45       $       0.31
---------------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding -- Basic (Note 6)        16,914            17,761         14,731             17,635
---------------------------------------------------------------------------------------------------------------------------
Earnings per Share -- Diluted                            $        0.16  $           0.04    $      0.41       $       0.29
---------------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding -- Diluted               18,171            18,092         16,151             18,528
(Note 6)
---------------------------------------------------------------------------------------------------------------------------

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)

                                                        Three Months Ended October 31,      Nine Months Ended October 31,
                                                             1999             2000              1999             2000
---------------------------------------------------------------------------------------------------------------------------
Net Income                                               $     2,868      $      652         $   6,691       $    5,393
Net Unrealized Holding Loss on Available-for-Sale
Securities                                                         -            (407)                -           (1,024)
Currency Translation Adjustment                                   84            (164)               15             (248)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                     $     2,952      $       81         $   6,706       $    4,121
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)

                                                                              Other
                                 Common Stock       Additional               Compre-    Treasury Stock            Total
                            ---------------------   Paid - in    Retained    hensive  --------------------    Stockholders'
                              Shares     Amount      Capital     Earnings     Income    Shares     Amount        Equity
---------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2000   17,345,071   $   173   $   91,770    $ 15,878    $    80    42,250    $   (487)    $  107,414

Exercise of stock options      103,165         1          826                                                         827

Exercise of warrants           499,109         5        2,542                                                       2,547

Acquisition contingency        142,987         2        1,040                                                       1,042
payment

Purchase of Treasury Stock                                                             306,400      (2,587)        (2,587)

Foreign currency                                                                (248)                                (248)
translation adjustment

Net unrealized holding loss                                                   (1,024)                              (1,024)
on available-for-sale
securities

Other                            2,534                     41                                                          41

Net income                                                          5,393                                           5,393
---------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000   18,092,866   $   181   $   96,219    $ 21,271    $(1,192)  348,650    $ (3,074)    $  113,405
---------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Nine Months Ended October 31,                                                                1999             2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                          $     6,691       $     5,393
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        2,664             3,673
          Provision for losses on accounts receivable                                              4               272
          Deferred income taxes                                                                  300               369
          Other                                                                                   91               (46)
          Changes in assets and liabilities:
             Increase in accounts receivable                                                 (15,291)           (2,602)
             Decrease in inventories                                                           2,217             3,299
             Decrease (increase) in other assets                                                 340            (2,495)
             Decrease in accounts payable and accrued expenses and
             other liabilities                                                                (3,682)           (3,592)
             Increase (decrease) in amounts due to retailers                                   4,120            (1,889)
-----------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                               (2,546)            2,382
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
     Acquisitions, net of cash acquired                                                      (30,507)                -
     Investment                                                                                    -            (3,500)
     Capital expenditures                                                                     (2,687)           (1,848)
     Loans to officers                                                                          (975)                -
     Collections on loan to officer                                                                -               273
     Other                                                                                       (32)              (21)
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (34,201)           (5,096)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Increase in checks issued against future deposits                                         4,735             1,196
     Proceeds from issuance of Common Stock                                                   37,232             3,374
     Borrowings under credit facility                                                         50,363            69,070
     Principal payments on credit facility                                                   (53,565)          (68,922)
     Borrowings under long-term debt agreements                                               15,000                 -
     Principal payments on long-term debt agreements                                         (15,016)                -
     Purchase of Treasury Stock                                                                 (290)           (2,587)
     Deferred loan costs                                                                        (222)              (57)
     Other                                                                                         -               (16)
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         38,237             2,058
-----------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                               1,490              (656)
CASH, beginning of period                                                                        753             1,738
-----------------------------------------------------------------------------------------------------------------------
CASH, end of period                                                                      $     2,243       $     1,082
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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

The consolidated financial statements as of October 31, 2000 and for the three and nine month periods ended October 31, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2000 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2000. The results of operations for the three and nine month periods ended October 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                        January 31, 2000       October 31, 2000
         --------------------------------------------------------------------------------------
         Raw materials                                       $   3,433              $    3,052
         Work-in-process                                         2,286                   2,471
         Finished goods                                          4,275                   1,172
         --------------------------------------------------------------------------------------
                                                             $   9,994              $    6,695
         --------------------------------------------------------------------------------------

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   BUSINESS COMBINATIONS

Acquisition of Chestnut Display Systems, Inc.

On February 1, 1999 the Company acquired the net assets of Chestnut Display Systems, Inc. and its affiliate Chestnut Display Systems (North), Inc. for $3.6 million in cash and 285,714 shares of the Company's Common Stock, valued at the time of acquisition at $1.8 million. The purchase price was increased by an additional 130,000 shares of Common Stock issued in August and November based upon Chestnut meeting certain performance goals during fiscal 2000 and 2001. Chestnut manufactures front-end display racks from its facility in Jacksonville, Florida.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $6,611,000 and is being amortized straight line over 20 years.

Acquisition of MYCO, Inc.

On February 26, 1999 the Company acquired the net assets of MYCO, Inc. for $12 million in cash and 134,615 shares of the Company's Common Stock, valued at the time of acquisition at $875,000. The Company also assumed MYCO's industrial revenue bond indebtedness of $4 million and repaid MYCO's indebtedness of $1.5 million. The purchase price was increased by an additional 100,000 shares of Common Stock issued in October 2000 based on MYCO's performance in the twelve months following the acquisition. MYCO is a Rockford, Illinois manufacturer of front-end display racks.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $12,603,000 and is being amortized straight line over 20 years.

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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Acquisition of Huck Store Fixture Company

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

Unaudited pro forma results of operations for the year ended January 31, 2000 for the Company, MYCO and Huck are listed below (in thousands):


      ------------------------------------------------------------------------
      Total Revenues                  As reported               $      82,488
                                      Pro forma                        95,528
      Net Income                      As reported                      10,111
                                      Pro forma                        11,376
      Earnings Per Share
          Basic                       As reported               $         .66
          Diluted                     As reported                         .60
          Basic                       Pro forma                           .73
          Diluted                     Pro forma                           .67
      ------------------------------------------------------------------------

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                         January 31,     October 31,
                                                                            2000             2000
       ---------------------------------------------------------------------------------------------

       Revolving Credit Facility                                        $    27,899       $  28,147

       Industrial Revenue Bonds                                               4,000           4,000

       Unsecured note payable to former owners of acquired
       company, non-interest bearing, payable in five equal annual
       installments beginning in November 1999                                  240             240

       Unsecured note payable to former owner of acquired company,
       7% annual interest, payable in two annual installments
       beginning in September 2000                                              200             100

       Other                                                                     50              39
       ---------------------------------------------------------------------------------------------
       Total Long-term Debt                                                  32,389          32,526

       Less current maturities                                                  174             176
       ---------------------------------------------------------------------------------------------
       Long-term Debt                                                   $    32,215       $  32,350
       ---------------------------------------------------------------------------------------------

On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A., replacing its previous credit agreement with Wachovia Bank, N.A. The credit agreement enables the Company to borrow up to $50 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at October 31, 2000. The availability at October 31, 2000 on the revolving credit facility was approximately $17.8 million.

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

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                   Three Months Ended         Nine Months Ended
                                                                      October 31,                October 31,
                                                                   1999         2000         1999           2000
    ----------------------------------------------------------------------------------------------------------------
    Weighted average number of common shares outstanding           16,914       17,761        14,731         17,635

    Effect of dilutive securities                                   1,257          331         1,420            893
    ----------------------------------------------------------------------------------------------------------------
    Weighted average number of common shares outstanding -
    as adjusted                                                    18,171       18,092        16,151         18,528
    ----------------------------------------------------------------------------------------------------------------

Options and warrants to purchase 1,636,597 and 200,000, respectively, shares of common stock were outstanding during the third quarter of 2001 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares. Options to purchase 731,930 shares of common stock were outstanding during the nine months ended October 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Nine Months Ended October 31,                                    1999               2000
           -----------------------------------------------------------------------------------------
           Interest                                                     $    757         $    1,661

           Income Taxes                                                 $  2,330         $    7,947
           -----------------------------------------------------------------------------------------

In connection with the acquisitions in January 1999, the Company issued 2,091,008 shares of Common Stock and 1,473,281 shares of Class A Convertible Preferred Stock which were converted to an equal number of common shares on March 30, 1999.

In April 2000, the parties terminated the Earnout provision with Yeager and the Company issued 12,987 shares of the Company's common stock. Additionally, in August 2000, the Company issued 30,000 shares of the Company's common stock in connection with the Earnout provision with Chestnut. In connection with the Earnout provision with MYCO, the Company issued 100,000 shares of its common stock in October 2000.

In connection with the acquisitions in February 1999, the Company issued 420,329 shares of Common Stock.

                                       The Source Information Management Company

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       SEGMENT FINANCIAL INFORMATION

The Company is engaged in two lines of business based on the reporting of senior management to the Chief Executive Officer. The reportable segments of the Company are services and display rack and store fixture manufacturing. The nature and scope, as well as the accounting policies, of the segments are described in greater detail in the Summary of Accounting Policies footnote included in the Company's Form 10-K. Segment operating results are measured based on gross profit. All intersegment sales during the periods presented were eliminated.

                                                                           Display Rack &
                                                                           Store Fixture
                                                            Services       Manufacturing     Consolidated
     (in thousands)                                     ----------------------------------------------------
     Three Months Ended October 31, 2000
     ---------------------------------------------------
     Revenue                                                      $7,491            $18,768         $26,259
     Cost of Revenue                                               2,528             13,761          16,289
                                                        ----------------------------------------------------
     Gross Profit                                                  4,963              5,007           9,970
     Selling, General & Administrative                                                                4,040
     Unusual Items                                                                                    4,059
                                                                                            ----------------
     Operating Income                                                                                 1,871
     Other Expenses, net                                                                              (623)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $1,248
                                                                                            ----------------
     Total Assets                                                $55,781           $102,498        $158,279
                                                        ----------------------------------------------------

     Three Months Ended October 31, 1999
     ---------------------------------------------------
     Revenue                                                      $4,245            $20,970         $25,215
     Cost of Revenue                                               2,556             13,603          16,159
                                                        ----------------------------------------------------
     Gross Profit                                                  1,689              7,367           9,056
     Selling, General & Administrative                                                                4,048
                                                                                            ----------------
     Operating Income                                                                                 5,008
     Other Expenses, net                                                                               (49)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $4,959
                                                                                            ----------------
     Total Assets                                                $57,092            $84,542        $141,634
                                                        ----------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           Display Rack &
                                                                           Store Fixture
                                                            Services       Manufacturing     Consolidated
     (in thousands)                                     ----------------------------------------------------
     Nine Months Ended October 31, 2000
     ---------------------------------------------------
     Revenue                                                     $18,027            $55,397         $73,424
     Cost of Revenue                                               8,416             37,723          46,139
                                                        ----------------------------------------------------
     Gross Profit                                                  9,611             17,674          27,285
     Selling, General & Administrative                                                               12,116
     Unusual Items                                                                                    4,059
                                                                                            ----------------
     Operating Income                                                                                11,110
     Other Expenses, net                                                                            (1,658)
                                                                                            ----------------
     Income Before Income Taxes                                                                      $9,452
                                                                                            ----------------
     Total Assets                                                $55,781           $102,498        $158,279
                                                        ----------------------------------------------------

     Nine Months Ended October 31, 1999
     ---------------------------------------------------
     Revenue                                                     $12,929            $44,750         $57,679
     Cost of Revenue                                               6,804             28,085          34,889
                                                        ----------------------------------------------------
     Gross Profit                                                  6,125             16,665          22,790
     Selling, General & Administrative                                                               10,502
                                                                                            ----------------
     Operating Income                                                                                12,288
     Other Expenses, net                                                                              (529)
                                                                                            ----------------
     Income Before Income Taxes                                                                     $11,759
                                                                                            ----------------
     Total Assets                                                $57,092            $84,542        $141,634
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

Under both the Traditional Claim Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. Our allowance for doubtful accounts is approximately 2.0% of accounts receivable. We believe this amount will be adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

ICN, PIN and store level data revenues consist of subscription fees. Subscribers pay for their subscriptions on a quarterly basis for ICN and PIN and on a monthly basis for store level data. Subscriptions have an initial term of one year and are automatically renewed for successive one-year terms unless earlier terminated. Revenues are recognized ratably over the subscription term. We also receive fees from publishers for advertising, promotions and special programs on ICN.

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

     o SOURCE-MYCO, INC. MYCO is a Rockford, Illinois manufacturer of front-end display racks. We purchased the assets and assumed the operating liabilities of MYCO, Inc. in February 1999 for $12.0 million in cash and 134,615 shares of our common stock, valued at the time of the acquisition at $875,000. We also assumed MYCO Inc.'s industrial revenue bond indebtedness of $4.0 million and repaid MYCO, Inc.'s indebtedness of $1.5 million. The purchase price was increased by an additional 100,000 shares of our common stock issued in October 2000 based on MYCO's performance in the twelve months following the acquisition.

     o SOURCE-CHESTNUT DISPLAY SYSTEMS, INC. Chestnut manufactures front-end display racks from facility in Jacksonville, Florida. We purchased the assets and assumed the operating liabilities of Chestnut Display Systems, Inc. and its affiliate, Chestnut Display Systems (North), Inc. in February 1999 for $3.6 million in cash and 285,714 shares of our common stock, valued at the time of the acquisition at $1.8 million. The purchase price was increased by an additional 130,000 shares of our common stock issued in August and November based upon Chestnut meeting certain performance goals during fiscal 2000 and 2001.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:


                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             OCTOBER 31,               OCTOBER 31,
                                                                        -------------------        ------------------
                                                                         1999          2000         1999         2000
                                                                        ------        ------       ------       ------
    Service Revenues                                                     16.8%         28.5%        22.4%        24.6%
    Product Sales                                                        83.2          71.5         77.6         75.4
                                                                         ----         -----         ----        -----
        Total Revenues                                                  100.0         100.0        100.0        100.0
    Cost of Service Revenues                                             10.1           9.6         11.8         11.4
    Cost of Goods Sold                                                   54.0          52.4         48.7         51.4
                                                                        -----          ----        -----         ----
        Gross Profit                                                     35.9          38.0         39.5         37.2
    Selling, General and Administrative Expense                          16.0          15.4         18.2         16.5
    Unusual Items                                                         -.-          15.5          -.-          5.5
                                                                          ---          ----          ---          ---
        Operating Income                                                 19.9           7.1         21.3         15.2
    Interest Expense, Net                                                (0.2)         (2.5)        (1.2)        (2.4)
    Other Income (Expense), Net                                           -.-           0.1          0.3          0.1
                                                                         ----          ----         ----         ----
    Income Before Income Taxes                                           19.7           4.7         20.4         12.9
                                                                         ----           ---         ----         ----
        Net Income                                                       11.4%          2.5%        11.6%         7.4%
                                                                        =====         =====        =====        =====

QUARTER ENDED OCTOBER 31, 2000 COMPARED TO QUARTER ENDED OCTOBER 31, 1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 28.5% and 16.8% of our revenues for the quarters ended October 31, 2000 and 1999, respectively. Service revenues of $7.5 million in third quarter of fiscal 2001 increased $3.2 million compared to the third quarter of fiscal 2000 primarily due to an increase in ICN related revenues. Most of the anticipated ICN related revenue will be from agreements which contain revenue sharing elements which require us to pay a certain portion of such revenues to third parties which provide data to us. However, ICN related revenue recognized during the quarter ended October 31, 2000 had no revenue sharing element associated with it.

Product Sales. In September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 71.5% and 83.2% of our revenues for the quarters ended October 31, 2000 and 1999, respectively. Product sales of $18.8 million in the third quarter of fiscal 2001 decreased $2.2 million compared to the third quarter of fiscal 2000. Revenues attributable to Huck and Arrowood increased $2.9 million offset by a decrease in the remaining manufacturers of $5.1 million. The decrease in the remaining manufacturers was primarily related to volume and, to a small degree, pricing. Volume was impacted by customer postponements. Although we enjoy a significant market share in excess of 60%, we have experienced a limited degree of pricing pressure.

Gross Profit. Gross profit of $10.0 million in the quarter ended October 31, 2000 increased approximately $0.9 million compared to the quarter ended October 31, 1999. Huck and Arrowood accounted for an increase of $0.4 million which was offset by decreases in gross profits of $2.8 million from the remaining manufacturers. Services gross profit increased $3.3 million due primarily to the increased ICN related revenues. Overall, the gross margin increased from 35.9% to 38.0% resulting from the increase in ICN related revenues offset by a decrease in the gross margin from product sales from 35.1% to 26.7% resulting from lower volume and pricing pressure.

Selling, General and Administrative Expense. Selling, general and administrative expense remained constant at $4.0 million. Selling, general and administrative expense as a percentage of revenues decreased slightly from 16.1% in the third quarter of fiscal 2000 to 15.4% in the third quarter of fiscal 2001.

Unusual Items. During the quarter ended October 31, 2000 we incurred one-time charges of $4.1 million to write-off accounts receivable and inventory. The majority of the write-offs related to the manufacturing segment.

Interest Expense. The increase of $0.6 million in interest expense is due primarily to the increase in the average balance outstanding on our credit facility from $1.1 million during the quarter ended October 31, 1999 to $29.2 million for the quarter ended October 31, 2000.

Income Tax Expense. The effective income tax rates for the quarters ended October 31, 2000 and 1999 were 47.7% and 42.2%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums. Such non-deductible expenses as a percentage of income before taxes increased resulting in a higher effective tax rate.

NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 24.6% and 22.4% of our revenues for the nine months ended October 31, 2000 and 1999, respectively. Service revenues of $18.0 million in first nine months of fiscal 2001 increased $5.1 million compared to the first nine months of fiscal 2000 primarily as a result of an increase in ICN related revenues and front-end management revenues. Most of the anticipated ICN related revenue will be from agreements which contain revenue sharing elements which require us to pay a certain portion of such revenues to third parties which provide data to us. However, ICN related revenue recognized during the quarter ended October 31, 2000 had no revenue sharing element associated with it.

Product Sales. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 75.4% and 77.6% of our revenues for the nine months ended October 31, 2000 and 1999, respectively. Product sales of $55.4 million in the first nine months of fiscal 2001 increased $10.6 million compared to the first nine months of fiscal 2000. The acquisitions of Aaron Wire, Huck and Arrowood contributed to an increase of $17.5 million over the same nine months of the prior year. The other manufacturers experienced a decrease in sales of $6.9 million ($5.1 million of which was from the third quarter) primarily related to volume and, to a small degree, pricing. Volume was impacted by customer postponements. Although we enjoy a significant market share in excess of 60%, we have experienced a limited degree of pricing pressure.

Gross Profit. Gross profit increased to $27.3 million in the nine months ended October 31, 2000 from $22.8 million in the nine months ended October 31, 1999, an increase of approximately $4.5 million. The increase in gross profit for services was $3.5 million. The gross profit for manufacturing increased $1.0 million with Huck and Arrowood contributing $4.0 million offset by a $3.0 million decrease from the remaining manufacturers. The manufacturing gross margin decreased from 37.2 % to 31.9% resulting from lower margins associated with Huck and Arrowood, neither of which were included in the first eight months of the prior year and from lower volume and pricing pressure experienced during the third quarter of this year.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $12.1 million in the nine months ended October 31, 2000 from $10.5 million in the nine months ended October 31, 1999, an increase of $1.6 million, of which Huck's increased expenses were $0.9 million. Selling, general and administrative expense as a percentage of revenues decreased from 18.2% in the first nine months of fiscal 2000 to 16.5% in the first nine months of fiscal 2001.

Unusual Items. During the quarter ended October 31, 2000 we incurred one-time charges of $4.1 million to write off accounts receivable and inventory. The majority of the write-offs related to the manufacturing segment.

Interest Expense. The increase of $1.0 million in interest expense is due primarily to the increase in the average balance outstanding on our credit facility from $10.0 million during the nine months ended October 31, 1999 to $27.0 million for the nine months ended October 31, 2000.

Income Tax Expense. The effective income tax rates for the nine months ended October 31, 2000 and 1999 were 42.9% and 43.1%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.


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

During the nine months ended October 31, 2000, we advanced approximately $64.6 million under the Advance Pay Program. During fiscal 2000, 1999 and 1998, we advanced approximately $68.9 million, $59.8 million and $41.7 million, respectively, under the Advance Pay Program. These advances grew by 15.2% from fiscal 1999 to fiscal 2000 and 43.4% from fiscal 1998 to fiscal 1999. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the nine months ended October 31, 2000, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities was $7.7 million for the quarter ended October 31, 2000 compared to $2.7 million for the quarter ended October 31, 1999. Net cash provided by operating activities of $2.4 million for the nine months ended October 31, 2000 was primarily from net income, non cash items of depreciation and amortization and the decrease in inventories offset by the increases in accounts receivable and other assets and decreases in accounts payable and accrued expenses and amounts due to retailers. The average collection period for the nine months ended October 31, 2000 was approximately 165 days (considered to be within an acceptable range by management based on the nature of our business and historical experience). The collection period cannot be calculated by examining our financial statements because reported revenue associated with the Advance Pay Program includes only the difference between what we advance the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded. If the revenues were reported in a manner consistent with the recording of the receivables, revenues would have been approximately $64.6 million higher than reported, or approximately $137.8 million. Dividing the average accounts receivable into $137.8 million results in an average collection period of approximately 165 days. Net cash used by operating activities of $2.5 million for the nine months ended October 31, 1999 was primarily from the increase in accounts receivable, decreases in accounts payable and accrued expenses offset by the increase in amounts due to retailers and net income.

Net cash used in investing activities was $5.1 million for the nine months ended October 31, 2000 and $34.2 million for the nine months ended October 31, 1999. The primary use of cash during the nine months ended October 31, 1999 was for acquisitions.

Net cash provided by financing activities was $2.1 million in the nine months ended October 31, 2000 and $38.2 million in the nine months ended October 31, 1999. The primary source of cash during the nine months ended October 31, 1999 was proceeds from the common stock offering in July 1999. During the nine months ended October 31, 2000 we have reacquired $2.6 million of our common stock. We believe our common stock is undervalued and remains an attractive investment at current market prices.

At October 31, 2000, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during the remainder of fiscal 2001.

At October 31, 2000, our total long-term debt obligations were approximately $32.4 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the LIBOR plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4% per annum on the difference between $25.0 million and the average principal amount outstanding under the loan (if less than $25.0 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25.0 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and exchange rate variability. Substantially all of the Company's debt relates to a three-year credit agreement with an outstanding principal balance of approximately $28.1 million as of October 31, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement, and is subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

The Company also conducts operations in Canada. For the nine months ended October 31, 2000, approximately 3.2% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Shareholders of the Company was held on October 23, 2000. Of the 17,834,283 shares entitled to vote at such meeting, 16,129,241 shares were present at the meeting in person or by proxy.

(b) The proposal to amend the Company's 1995 Incentive Stock Option Plan ("Stock Plan") to provide for an increase in the number of shares of the Company's Common Stock available under the Stock Plan by 250,000 shares, was approved. The purpose of the amendment was to increase the number of available shares so as to enable the Company to continue the Stock Plan in future years. The number of shares voted for, against and withheld were as follows:

        For           Against               Withheld            Non-Vote
     ---------        -------               --------            ---------
     9,181,700        999,739                27,677             5,920,125


The proposal to amend the Company's 1998 Omnibus Plan, as amended, to provide for an increase the number of shares of the Company's Common Stock available under the Omnibus Plan by 1,250,000 shares, was approved. The purpose of the amendment was to increase the number of available shares so as to enable the Company to continue the Omnibus Plan in future years. The number of shares voted for, against and withheld were as follows:

     For               Against              Withheld            Non-Vote
     ---------        ---------             --------            ---------
     9,028,459        1,142,424              38,233             5,920,125

Each of the management nominees for director was duly elected to serve an additional term of three years. The number of shares voted for and withheld were as follows:

                                                For             Withheld
                                            ----------          --------
     Harry L. Franc, III                    16,011,917          117,324

     Kenneth F. Teasdale                    16,009,652          119,589

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See Exhibit Index.

(b) There were no Current Reports on Form 8-K filed during the quarter ended October 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY


Date:  December 15, 2000               /S/ W. BRIAN RODGERS
                                       -----------------------------------------
                                       W. Brian Rodgers
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
10.3           The Source Information Management Company Amended and Restated
               1995 Incentive Stock Option Plan

10.20          The Source Information Management Company Amended and Restated
               1998 Omnibus Plan

27.1           Financial Data Schedule (Filed in EDGAR version only)