Form 10-K
period 2001-03-31
SOURCE INFORMATION MANAGEMENT CO
filed 2001-05-01
CIK 943605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|x| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required).
         For the fiscal year ended January 31, 2001.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required).
         For the transition period from               to               .
                                        -------------    --------------

Commission file number 1-13437

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                 MISSOURI                               43-1710906
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

      TWO CITY PLACE DRIVE, SUITE 380
           ST. LOUIS, MISSOURI                              63141
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At March 31, 2001 the aggregate market value of the voting and non-voting stock held by non-affiliates of The Source Information Management Company (the "Company") was approximately $58,890,768 based on the last sale price of the Common Stock reported by the Nasdaq National Market on March 31, 2001. At March 31, 2001, the Company had outstanding 17,257,108 shares of Common Stock.

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

Through our information services, we provide sales figures and product placement and other related information in various user-friendly formats, including print, CD-ROM and over the Internet. This information helps users to formulate marketing, distribution and advertising plans and to react more quickly to changing market conditions. Our information services cover over 7,000 magazine titles and are provided to approximately 1,000 retail chains with approximately 80,000 stores and 400,000 checkout counters. We believe we maintain the most comprehensive information database available for retail magazine sales and magazine placement at checkout counters. We have expanded upon our experience with retail magazine sales to provide similar information and services to confectioners and vendors of general merchandise sold at checkout counters.

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

In March 2001, we signed a letter of intent to acquire The InterLink Companies, Inc. ("InterLink") and its operating companies, including International Periodical Distributors, Inc. ("IPD"), a leading direct distributor of magazines, and DEYCO, a specialty national magazine distributor. Previously, during February 2001, we acquired 15% ownership of InterLink. The acquisition will provide us with exclusive access to magazine sales data that will expand the daily, store level sales information available on our on-line information database. InterLink is discussed further under the caption, "Business Segments" and in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

We believe that we are well positioned to use our existing relationships with retailers and vendors to cross-sell our information and management services and display rack, store fixture manufacturing capability, and our magazine distribution services.

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

BUSINESS SEGMENTS

Our claims submission services for magazine retailers were established over 20 years ago. Our experience in providing these services is the foundation for our other services. Set forth below are descriptions of our services and products in each of our segments: services (26.4% of our fiscal 2001 revenues) and display rack and store fixture manufacturing (73.6% of our fiscal 2001 revenues). See
Note 17 in our "Notes to Consolidated Financial Statements" for certain financial information of each of our segments.

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

Retailer customers who use our traditional claim submission program include Fleming, Kroger, Southland 7-Eleven and Walgreens.

Advance Pay Program. As an extension of our claim submission program, we have established our Advance Pay Program for magazine sales. Under this program, we advance to participating retailers a negotiated fixed percentage of the total quarterly incentive payments and pocket rental fees otherwise due the retailer. We generally make these payments within 90 days after the end of the quarter. We then collect the payments for our own account. This service provides the retailer with improved cash flow and relief from the burdensome administrative task of processing a large number of small checks from publishers. Payments collected from publishers under the Advance Pay Program as a percentage of all incentive payments collected from publishers grew from 30.4% during fiscal 1999 to 32.6% during fiscal 2000 to 47.4% during fiscal 2001.

Our payments to the retailer precede our collections from the publisher. In order to make these payments to retailers, we use funds generated from operations and funds borrowed under our revolving credit facility. We generally assume the risk of uncollectibility of the incentive and pocket rental payments.

Customers of our Advance Pay Program include A&P, Ahold USA, Food Lion, Kmart, Target and W.H. Smith.

ICN, PIN and Store Level Data. In response to the business communications opportunities presented by the Internet, we have developed our ICN website. The ICN website enables subscribing magazine publishers to access information regarding pricing, new titles, discontinued titles and display rack configuration changes on a chain-by-chain basis. This information is important to publishers because discontinuation and placement of their titles on the display rack can have a significant impact on sales. We believe that, prior to ICN, publishers could not react as quickly to these changes. Publishers also can use ICN to promote special incentives and advertise and display special editions, new publications and upcoming covers, all of which can increase their sales. We have an agreement with Barnes & Noble, Inc. to jointly offer their store-by-store daily sales data to magazine publishers. We also have an agreement with Efficient Market Services (EMS), a privately held real-time consumer-information company, to market and sell EMS's store-level, real-time point-of-sale data. We believe the more timely, store-by-store information has increased the attractiveness of our ICN website to publishers.

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

Store Level Data provides publishers with daily insight into magazine sales performance and information regarding their own titles' performance compared to their competitors' sales performance on a daily, weekly or issue basis store by store.

We receive annual fees, paid quarterly or monthly, from each publisher and general merchandiser that subscribes to ICN, PIN or Store Level Data. For a fee, publishers may advertise and run promotions and special programs on ICN. Since ICN's launch in January 1999, we have signed up approximately 150 retailer subscribers, including Ames Department Stores, Eckerd, Kmart, Southland 7-Eleven, W.H. Smith and Wegman's Food Markets, over 20 publishers, including Comag, Murdoch Magazines, Time Distribution Services and Times Mirror, and five general merchandisers including Hershey Food Corporation, Nestle USA and Rayovac Corporation.

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

Display Rack and Store Fixture Manufacturing

Front-End and Point-of-Purchase Displays. We design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers, including Kmart, Food Lion, Kroger, Target, Home Depot and Hershey Food Corporation. For many of our retail store accounts, we also invoice vendors for rack costs and coordinate the collection of payments on these invoices. We believe that manufacturing display racks increases our access to information about sales of magazines and other products from retail checkout areas, which enhances our ability to provide PIN and ICN.

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

Magazine Distribution

In March 2001, we signed a letter of intent to acquire The InterLink Companies, Inc. ("InterLink") and its operating companies, including International Periodical Distributors, Inc. ("IPD"), a leading direct distributor of magazines, and DEYCO, a specialty national magazine distributor. Previously, during February 2001, we acquired 15% ownership of InterLink. The acquisition will provide us with exclusive access to magazine sales data that will expand the daily, store level sales information available on our on-line information database.

IPD is the leading national and international direct distributor of magazines to major book chains and independent retailers, distributing more than 6,000 magazine titles to over 5,000 retail outlets. IPD offers mass-market retailers a viable alternative from the traditional magazine distribution system. Under IPD's direct distribution system, magazines are delivered using common carriers, such as UPS, to service customers on a national basis whereas traditional distribution systems service customers via geographic territories. A partial list of the prestigious customers serviced by IPD includes Barnes & Noble, B. Dalton Book Sellers, Borders, Waldenbooks, Babbages, Hastings Book, Music & Video and Tower Magazines/MTS, Inc.

IPD's access to ICN and Source's retailer relationships should allow for very exciting growth in its distribution business. As a result of enhanced efficiencies and its ability to quickly execute distribution changes resulting from the analyses of sales information, IPD has achieved an overall sell-through of 54% compared to the industry average of only 38%. Over $7 billion of magazines, at retail, are returned each year, emphasizing the importance of increasing sell-through percentages. In addition, single copy sales of magazines at retail represent $4.5 billion, annually. We believe the unique ability to cross-sell the various services we offer strengthens Source's position as the pre-eminent leader in the multi-billion dollar front-end checkout market.

MAJOR CUSTOMERS

For fiscal 2001, two customers accounted for approximately 29% of revenues. Borders accounted for approximately 15% of revenues and Kmart accounted for approximately 14% of revenues. For fiscal 2000, two customers accounted for approximately 26% of revenues. Winn Dixie accounted for approximately 15% of revenues and Ahold USA accounted for approximately 11% of revenues. For fiscal 1999, three customers accounted for approximately 38% of revenues. One of the three customers, Food Lion, Inc., accounted for approximately 27% of revenues. With the exception of Borders, for which we manufacture custom wood displays and fixtures, our major customers are usually retailers in the process of reconfiguring their checkout areas. Because this process typically occurs every three years, our major customers vary from year to year.

MARKETING AND SALES

We market our services and display fixtures through our own direct sales force. Our sales group consists of five divisional vice presidents and 15 regional managers. We have integrated our marketing efforts for our traditional information and management services with our display rack manufacturing. We market our services primarily through direct contact with clients and prospective clients. We also market our services at industry trade shows and through trade publications.

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

EMPLOYEES

As of March 31, 2001, we employed approximately 850 persons. Of the employees at our Brooklyn, New York facility, 141 are represented by Local 810 of the Steel, Metal, Alloys and Hardware Fabricators of the International Brotherhood of Teamsters under a collective bargaining agreement expiring on September 30, 2004. Of the employees at our Philadelphia, Pennsylvania facility, 68 are represented by Local 837 of the Teamsters Union under a collective bargaining agreement expiring on December 31, 2005. We consider our employee relations to be satisfactory.

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

             LOCATION                           DESCRIPTION              SIZE SQ. FT.      OWNED/LEASED
         ----------------                  -------------------           ------------     -------------
         St. Louis, MO                     Office                            5,100              Leased
         Manhattan, NY                     Office                            3,500              Leased
         High Point, NC                    Data Processing/Office           24,000              Owned
         Don Mills, Ontario                Office                            3,900              Leased
         Rockford, IL                      Manufacturing/Office            310,500              Owned
         Jacksonville, FL                  Manufacturing/Office             55,000              Leased
         Brooklyn, NY                      Manufacturing/Office             92,000              Leased
         Philadelphia, PA                  Manufacturing/Office            110,000              Owned
         Vancouver, British Columbia       Manufacturing/Office             20,000              Leased
         Quincy, IL                        Manufacturing/Office            260,000              Owned
         Carson City, NV                   Manufacturing/Office            135,000              Owned
         Norwood, NC                       Manufacturing/Office             52,000              Leased

In addition, we have warehouse facilities in Florida and New Jersey and small offices in Pennsylvania, Ohio, Oklahoma, California, Washington, Arkansas, Massachusetts, Wisconsin, Alberta and Ontario. We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the quarter ended January 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is quoted on the Nasdaq National Market under the symbol "SORC." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

Fiscal 2000                                                            High             Low
-----------                                                            ----             ---
First Quarter                                                          $14.00           $9.75
Second Quarter                                                         $17.38           $10.75
Third Quarter                                                          $15.88           $11.00
Fourth Quarter                                                         $17.13           $10.44

Fiscal 2001                                                            High             Low
-----------                                                            ----             ---
First Quarter                                                          $22.81           $14.00
Second Quarter                                                         $15.25           $10.69
Third Quarter                                                          $11.06           $4.97
Fourth Quarter                                                         $7.13            $3.66

As of April 25, 2001, there were approximately 100 holders of record of the Common Stock.

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

SALES OF UNREGISTERED SHARES

In March, 2000 and June, 2000, Cameron Capital exercised warrants to purchase an aggregate of 300,000 shares of our common stock at $3.00 per share. The warrants were issued to Cameron in July, 1997 as partial consideration for Cameron's exchange of shares of our preferred stock for shares of our common stock. Cameron provided us with appropriate investment representations and the certificates for the shares bear appropriate restrictive legends. We believe the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) thereof. 150,000 of these shares have since been registered under the Act on Form S-3 for resale by Cameron.

In March, 2000, Herbert Hardt exercised warrants to purchase 150,000 shares of our common stock at $10.00 per share. The warrants were granted to Mr. Hardt in August, 1998 as consideration for consulting services. Mr. Hardt represented to us in writing that he was acquiring the shares for investment and agreed that they could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which is exempt from the registration requirement. These shares have since been registered on Form S-3 for resale by Mr. Hardt. We believe the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

Between April, 2000 and January, 2001, we issued an aggregate of 373,382 shares of our common stock to the former shareholders of manufacturers that we acquired to satisfy earnout provisions in the Acquisition Agreements. Approximately 38,000 of these shares have since been registered for resale on Form S-3. Each of the shareholders represented to us in writing in the original Acquisition Agreements that he or she was acquiring the shares for investment and agreed that the shares could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which is exempt from the registration requirement. The certificates for the shares bear appropriate restrictive legends. We believe that the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof. The shares were issued as follows:

         12,987 shares to the former shareholder of Yeager Industries, Inc, valued at the time of issuance at $196,000.;
         130,000 shares to the former  shareholders of Chestnut  Display
                Systems, Inc., valued at the time of issuance at $876,000; 100,000 shares to the former shareholder of MYCO, Inc., valued at the time of issuance at $536,000; and
         130,395 shares to the former shareholders of Huck Store Fixture
                Company, valued at the time of issuance at $498,000.

In August, 2000, Harry Franc and Aron Katzman exercised warrants to purchase 8,929 shares and 40,180 shares, respectively, of our common stock for $3.00 per share. The warrants were issued in September, 1997 to Messrs. Franc and Katzman, who are directors of the Company. Messrs. Franc and Katzman represented to us in writing that these shares were being acquired for investment, and not for resale and the certificates bear appropriate restrictive legends. We believe the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

In December, 2000, we issued 40,000 shares to the former owners of Vail Companies, Inc. in consideration for the cancellation of promissory notes with unpaid principal balances of $180,000. The notes were issued in connection with the acquisition of Vail by Brand Manufacturing Corp., which was subsequently acquired by us. The Vail owners represented to us in writing that these shares were being acquired for investment, and not for resale and the certificates bear appropriate restrictive legends. We believe the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Fiscal Year Ended January 31,
                                                  ---------------------------------------------------------------------
                                                      1997         1998          1999          2000          2001
                                                      ----         ----          ----          ----          ----
                                                               (in thousands, except for per share data)
STATEMENT OF OPERATIONS INFORMATION:
Service revenues                                  $      7,298  $    11,804  $     14,229  $     18,249  $      24,238
Product sales                                                -            -         6,871        64,239         67,510
                                                      ---------    ---------     ---------    ----------    -----------
        Total revenues                                   7,298       11,804        21,100        82,488         91,748
                                                      ---------    ---------     ---------    ----------    -----------
Cost of service revenues                                 5,064        5,861         6,659         9,305         11,152
Cost of goods sold                                           -            -         4,609        39,564         48,678
                                                      ---------    ---------     ---------    ----------    -----------
        Total costs of revenues                          5,064        5,861        11,268        48,869         59,830
        Gross profit                                     2,234        5,934         9,832        33,619         31,918
Selling, general and administrative expense              2,904        2,351         2,949        14,880         20,032
                                                      ---------    ---------     ---------    ----------    -----------
Operating income (loss)                                  (670)        3,592         6,883        18,739         11,886
Interest expense                                         (312)        (714)         (331)       (1,033)        (2,356)
Interest income                                             31           21            28           114             44
Other income (expense)                                    (29)         (79)          (47)         (152)             36
                                                      ---------    ---------     ---------    ----------    -----------
Income (loss) before income taxes                        (980)        2,820         6,533        17,668          9,610
Income tax (provision) benefit                             377      (1,231)       (2,667)       (7,557)        (3,776)
                                                      ---------    ---------     ---------    ----------    -----------
        Net income (loss)                         $      (603)  $     1,589  $      3,866  $     10,111  $       5,834
                                                      =========    =========     =========    ==========    ===========

Earnings (loss) per share
        Basic                                     $     (0.11)  $      0.23  $       0.42  $       0.66  $         .33
        Diluted                                         (0.11)         0.22          0.40          0.60            .32
Weighted average outstanding shares
        Basic                                            5,557        6,562         9,132        15,332         17,591
        Diluted                                          5,557        6,694         9,776        16,815         18,303

                                                                             At January 31,
                                                  ---------------------------------------------------------------------
                                                      1997         1998          1999          2000          2001
                                                      ----         ----          ----          ----          ----
                                                                             (in thousands)
BALANCE SHEET INFORMATION:
Working capital                                   $      2,323  $    16,988  $     22,014  $     61,455  $      62,288
Total assets                                            15,570       23,808        65,878       156,759        157,108
Total debt                                               7,216        8,635         3,508        32,389         31,896
Redeemable stock                                         1,026            -             -             -              -
Stockholders' equity                                     3,146       12,495        52,310       107,414        111,801

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

Fees earned in connection with the collection of incentive payments under our Traditional Claim Submission and Advance Pay Programs continue to be significant contributors to our service revenues. Payments collected from publishers under the Advance Pay Program as a percentage of all incentive payments collected from publishers grew from 30.4% during fiscal 1999 to 32.6% during fiscal 2000 and 47.4% in fiscal 2001. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Traditional Claim Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we advance participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

Under both the Traditional Claim Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. Our allowance for doubtful accounts is approximately 2% of accounts receivable. We believe this amount will be adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

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

Cost of revenues generally includes personnel costs, including in some cases the cost of independent contractors. For manufacturing, cost of revenues also includes the cost of materials and supplies directly used in the completion of display racks and store fixtures as well as manufacturing overhead costs which include indirect material, indirect labor, and such items as depreciation, taxes, insurance, heat and electricity incurred in the manufacturing process. Cost of service revenues is an allocation of operating costs and is not separately analyzed by management primarily because operating costs do not vary significantly with revenues.

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

See Note 17 in the "Notes to Consolidated Financial Statements" for certain financial information on our two business segments, which are services and display rack and store fixture manufacturing.

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

    - SOURCE-CHESTNUT DISPLAY SYSTEMS, INC. Chestnut manufactures front-end display racks from its facility in Jacksonville, Florida. We purchased the assets and assumed the operating liabilities of Chestnut Display Systems, Inc. and its affiliate, Chestnut Display Systems (North), Inc. in February 1999 for $3.6 million in cash and 285,714 shares of our common stock, valued at the time of the acquisition at $1.8 million. The purchase price was increased by an additional 130,000 shares of our common stock issued in August 2000 and November 2000 based upon Chestnut meeting certain performance goals during fiscal 2000 and 2001.

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

    - SOURCE-HUCK STORE FIXTURE COMPANY. Huck manufactures wooden store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada. In September 1999, we purchased the assets and assumed certain operating liabilities of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of our common stock, valued at the time of acquisition at approximately $1.5 million. We also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers received a second payment, based on performance, which was calculated and paid in January 2000 in the amount of $6.8 million in cash and 267,883 shares of our common stock, valued at the time of issuance at $3.8 million. In January 2001 an additional payment of approximately $3.5 million in cash and 130,395 shares of our common stock was made to the sellers based on Huck's performance for its year ended November 4, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                                     Fiscal Year Ended January 31,
                                                              ------------------------------------------
                                                                       2001         2000         1999
                                                                       ----         ----         ----
Service Revenues                                                    26.4%         22.1%           67.4%
Product Sales                                                       73.6%         77.9%           32.6%
                                                                    -----         -----           -----
     Total Revenues                                                100.0%        100.0%          100.0%
Cost of Service Revenues                                            12.2%         11.3%           31.6%
Cost of Goods Sold                                                  53.0%         48.0%           21.8%
                                                                    -----         -----           -----
     Gross Profit                                                   34.8%         40.7%           46.6%
Selling, General and Administrative Expense                         21.8%         18.0%           14.0%
                                                                    -----         -----           -----
     Operating Income                                               13.0%         22.7%           32.6%
Interest, Net                                                      (2.5)%        (1.1)%          (1.4)%
Other Income (Expense), Net                                           - %        (0.2)%          (0.2)%
                                                                    -----         -----           -----
Income Before Income Taxes                                          10.5%         21.4%           31.0%
                                                                    -----         -----           -----
     Net Income                                                     6.4%          12.3%           18.3%
                                                                    =====         =====           =====


FISCAL 2001 COMPARED TO FISCAL 2000

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 26.4% and 22.1% of our revenues for fiscal 2001 and 2000, respectively. Service revenues of $24.2 million in fiscal 2001 increased $6.0 compared to fiscal 2000 as a result of an increase in ICN related revenues (a significant amount of which was non-recurring) and expansion of the Advance Pay Program. Most of the anticipated ICN related revenue will be from agreements which contain revenue sharing elements which require us to pay a certain portion of such revenues to third parties which provide data to us. However, most of the ICN related revenue recognized to date had no revenue sharing element associated with it. Approximately $100,000 has been paid to third parties under revenue sharing agreements.

Product Sales. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 73.6% and 77.9% of our revenues for fiscal 2001 and 2000, respectively. Product sales of $67.5 million in fiscal 2001 increased $3.3 million compared to fiscal 2000. The acquisitions of Aaron Wire, Huck and Arrowood contributed to an increase of $15.0 million over fiscal 2000. The other manufacturers experienced a decrease in sales of $11.7 primarily related to volume and, to a small degree, pricing. Volume was impacted by customer postponements. Although we enjoy a significant market share which we believe in excess of 60%, we have experienced a limited degree of pricing pressure.

Gross Profit. Gross profit decreased to $31.9 million in fiscal 2001 from $33.6 million in fiscal 2000, a decrease of approximately $1.7 million. The increase in gross profit for services was $4.1 million, a significant amount of which was non-recurring. The gross profit for manufacturing decreased $5.8 million. The manufacturing gross margin decreased from 38.4% to 27.9% resulting from lower margins associated with Huck and Arrowood, neither of which were included in the first eight months of the prior year, and from lower volume and pricing pressure experienced during the third and fourth quarters of this year.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense includes one-time charges, incurred in third quarter of fiscal 2001, of $4.1 million to write-off accounts receivable. The majority of the write-offs related to the manufacturing segment. Excluding these one-time charges, SG&A expense increased to $16.0 million in fiscal 2001 from $14.9 million in fiscal 2000, an increase of $1.1 million, of which Huck's increased expenses were $0.9 million. The $0.9 million increase was merely the result of the inclusion of Huck's operating results for a full year in fiscal 2001 versus four months in fiscal 2000. SG&A expense, excluding the one-time charges, decreased as a percentage of revenues from 18.0% in fiscal 2000 to 17.4% in fiscal 2001.

Interest Expense. Interest expense for fiscal 2001 increased $1.3 million compared to fiscal 2000 principally due to the increase in the average balance outstanding on our credit facility from approximately $9.6 million during the year ended January 31, 2000 to $26.8 million for the year ended January 31, 2001.

Income Tax Expense. The effective income tax rates for fiscal years 2001 and 2000 were 39.3% and 42.8%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

FISCAL 2000 COMPARED TO FISCAL 1999

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN and front-end management, accounted for approximately 22.1% and 67.4% of our revenues for fiscal 2000 and fiscal 1999, respectively. Service revenues of $18.2 million in fiscal 2000 increased $4.0, or 28.2%, compared to fiscal 1999 as a result of an increase in front-end management revenues and the acquisition in March 1999 of ProMark.

Product Sales. In January, 1999, we acquired Yeager and U.S. Marketing. In February, 1999, we acquired Chestnut and MYCO. In July, 1999, we acquired Aaron Wire and in September, 1999, we acquired Huck and Arrowood. Results of operations for all companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing display racks and store fixtures accounted for approximately 77.9% and 32.6% of our revenues for fiscal 2000 and fiscal 1999, respectively. Product sales were $64.2 and $6.9 million, respectively, in fiscal 2000 and 1999.

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

During fiscal 2001, 2000 and 1999, we advanced approximately $84.8 million, $68.9 million and $59.8 million, respectively, under the Advance Pay Program. These advances grew by 23.1% from fiscal 2000 to fiscal 2001 and 15.2% from fiscal 1999 to fiscal 2000. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During fiscal 2001, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $8.7 million for fiscal 2001 was primarily from net income, non cash items of depreciation and amortization and the decrease in inventories offset by the decrease in accounts payable and accrued expenses and the increase in other assets. Net cash used by operating activities of $16.4 million for fiscal 2000 was primarily from the increase in accounts receivable, increase in other assets and decrease in accounts payable and accrued expenses offset by net income and non cash items of depreciation and amortization. Net cash provided by operating activities of $590,000 for fiscal 1999 was primarily from net income enhanced by a decrease in inventories and other assets, partially offset by an increase in accounts receivable. The average collection period for 2001 was approximately 169 days (considered to be within an acceptable range by management based on the nature of our business and historical experience). The collection period cannot be calculated by examining our financial statements because reported revenue associated with the Advance Pay Program includes only the difference between what we advance the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded. If the revenues were reported in a manner consistent with the recording of the receivables, revenues would have been approximately $84.8 million higher than reported, or approximately $176.5 million. Dividing the average accounts receivable into $176.5 million results in an average collection period of approximately 169 days.

Net cash used in investing activities was $8.8 million, $42.1 million and $5.5 million in fiscal year 2001, 2000 and 1999, respectively. The increase from fiscal 1999 to fiscal 2000 was primarily due to the acquisitions in fiscal 2000. Net cash used in financing activities was $0.5 million in fiscal 2001 compared to net cash provided by financing activities of $ $59.4 million and $5.6 million in fiscal year 2000 and 1999. The decrease in fiscal 2001 from fiscal 2000 is primarily due to the reacquisition of our common stock. The increase in fiscal 2000 is due to the public offering in July 1999 and an increase in the balance on the revolving credit facility.

At January 31, 2001, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2002.

At January 31, 2001, we had total deferred tax assets of $1.8 million and total deferred tax liabilities of $2.6 million, resulting in a net deferred tax liability of $800,000. This liability was due to the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. We intend to obtain the funds necessary to satisfy this tax obligation from cash flows from operations.

The balance outstanding under the revolving credit facility at January 31, 2001 and 2000 was approximately $27.8 million and $27.9 million, respectively. The balance on the revolving credit facility decreased approximately $140,000 despite cash outflows of $3.5 million for acquisitions, $2.5 million for capital expenditures, $3.5 million for investments and $2.6 million for reacquisition of our common stock net of proceeds from issuances of stock.

At January 31, 2001, our total long-term debt obligations were approximately $31.8 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the London Interbank Offered Rate plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or
(ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios and (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

In connection with the acquisition of MYCO, Inc., the Company assumed MYCO's Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America ("the Bank") has issued an unsecured letter of credit for $4.1 million in connection with the IRB with an initial expiration date of April 20, 2001. As provided in the reimbursement agreement, the expiration date shall automatically extend for successive additional periods of one calendar month until the twentieth day of the thirteenth month following receipt of a notice of non-extension from the Bank. To date, no such notice of non-extension has been received and management does not expect such notice to be given by the Bank in the foreseeable future. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

In June 1999, we purchased our facility in High Point, North Carolina for $1.8 million. We financed this purchase through available borrowings under our revolving credit facility.

We believe that our cash flow from operations together with our revolving credit facility will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

On March 5, 2001 the Company signed a letter of intent to acquire 100% of InterLink and its operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor, for $1,200,000 in cash and 1,220,000 shares of the Company's common stock. Previously, on February 22, 2001, the Company had acquired 15% of InterLink's outstanding common shares and 294,497 shares of InterLink's Series B Convertible Preferred Stock for $6,330,000. Additionally, the Company loaned InterLink $4,170,000 in the form of a convertible note. InterLink may repay the note at any time until February 22, 2010, at which time the note will be automatically converted into 88,349 shares of common stock. The Company has the right to convert the note at any time after February 22, 2007 into 88,349 shares of common stock. The note bears interest at 8.4% per annum, payable quarterly.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The

Company adopted SFAS No. 133 on February 1, 2000 and there was no material impact on the results of operations, financial position or cash flows.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 and there was no material effect on the Company's consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and exchange rate variability. Substantially all of the Company's debt relates to a three-year credit agreement with an outstanding principal balance of approximately $27.8 million as of January 31, 2001. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement, and is subject to market risk in the form of fluctuations in interest rates.

The Company also conducts operations in Canada. For the year ended January 31, 2001, approximately 3.6% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

The Company is exposed to equity price risks on its available-for-sale securities. The Company's available-for-sale securities at January 31, 2001 is comprised of an equity position in a marketing solutions agency which has experienced volatility in its stock price. The Company typically does not attempt to reduce or eliminate its market exposure on these securities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements of the Company are included herein as a separate section of this statement which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company:

NAME                                        AGE      POSITION
----                                        ---      --------
S. Leslie Flegel                            63       Director, Chairman and Chief Executive Officer

James R. Gillis                             48       Director, Chief Operating Officer and President

W. Brian Rodgers                            35       Secretary and Chief Financial Officer

Dwight L. DeGolia                           56       Executive Vice President, Special Projects

Jason S. Flegel                             35       Executive Vice President, Information Services

Cameron Cloeter                             46       Executive Vice  President,  Strategic  Planning/Business Development

Monte Weiner                                51       President & Chief Executive Officer - Source Display

Frank Bishop                                50       Senior Vice President - Sales

James O. Tate                               45       Senior Vice President - Director of Administration

James W. Brinkerhoff                        57       Vice President - Human Resources

Robert O. Aders                             74       Director

Harry L. "Terry" Franc, III                 65       Director

Aron Katzman                                63       Director

Randall S. Minix                            51       Director

Kenneth F. Teasdale                         66       Director

The Board consists of seven members, each of whom serves in that capacity for a three year term or until a successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board. Our Articles of Incorporation and By-Laws provide for three classes of directorships serving staggered three year terms such that one class of the directors is elected at each annual meeting of stockholders. The terms of Messrs. Aders and Flegel will continue until the 2001 annual meeting of stockholders, the terms of Messrs. Katzman, Minix and Gillis will continue until the 2002 annual meeting of stockholders and the terms of Messrs. Franc and Teasdale will continue until the 2003 annual meeting of stockholders.

Each of the executive officers is a full-time employee of The Source. Non-employee directors of The Source devote such time to the affairs of The Source as is necessary and appropriate. Set forth below are descriptions of the backgrounds of the executive officers and directors of The Source:

S. Leslie Flegel has been the Chairman of the Board of Directors and Chief Executive Officer of The Source since its inception in March 1995. For more than 14 years prior thereto, Mr. Flegel was the principal owner and Chief Executive Officer of Display Information Systems Company, a predecessor of The Source. S. Leslie Flegel is the father of Jason S. Flegel, The Source's Executive Vice President, Information Services. Mr. Flegel is a director of eRoomSystem Technologies,

Inc.

James R. Gillis became President of The Source in December 1998, was appointed as a director of The Source in March 2000 and became President and Chief Operating Officer in August 2000. Prior thereto, he served as the President and Chief Executive Officer of Brand Manufacturing Corporation.

Dwight L. DeGolia has served as Executive Vice President, Special Projects since the Company's commencement of operations in May 1995. For more than ten years prior thereto, Mr. DeGolia served as Executive Vice President of Sales and Marketing for Display Information Systems Company. From 1986 to 1993, Mr. DeGolia also served as a director of Advanced Marketing Services, a leading supplier of books to wholesale clubs.

W. Brian Rodgers has served as Secretary and Chief Financial Officer since October 1996. Prior to joining The Source, Mr. Rodgers practiced for seven years as a Certified Public Accountant with BDO Seidman, LLP.

Jason S. Flegel has served as Executive Vice President, Information Services since June 1996. Prior thereto, and since the Company's inception in March 1995, he served as Vice President -- Western Region. For more than two years prior thereto, Mr. Flegel was an owner and the Chief Financial Officer of DISC. Jason
S. Flegel is the son of S. Leslie Flegel.

Cameron Cloeter has served as Executive Vice President, Strategic Planning and New Product Development since August 2000 and served as Executive Vice President, Sales and Marketing from August 1999 until August 2000. For five years prior thereto, Mr. Cloeter was Senior Vice President of Sales at Time-Warner Inc.'s Time Distribution Services. Prior to joining Time Distribution Services, Mr. Cloeter worked for M&M Mars for 15 years where his last position was Director of Sales for the Eastern United States.

Monte Weiner has served as President and Chief Executive Officer - Source Display since August 2000. Prior thereto, Mr. Weiner served as Executive Vice President and Chief Executive Officer - Source Display from September 1999 until May 2000. For more than 15 years prior thereto, Mr. Weiner served as President of TCE Corporation and Secretary and Treasurer of Brand Manufacturing Corporation.

Frank Bishop has served the Company since 1995, most recently as Senior Vice President, Sales. Prior to joining the Company, Mr. Bishop served as the Director of Sales a& Marketing for Triangle News Co, a wholesale distributor of books and magazines.

James O. Tate has served as Senior Vice President, Administration since May 2000. Prior thereto, Mr. Tate was employed with American Media's Distribution Services, Inc. for 20 years where his last position was Vice President - Operations.

James W. Brinkerhoff has served as Vice President - Human Resources since October 1999. Prior to joining The Source, Mr. Brinkerhoff was Vice President Human Resources and Administration for Ganes Chemical, Inc. from June 1995. Previous to Ganes, Mr. Brinkerhoff was Director, Human Resources for Potters Industries, Inc.

Robert O. Aders was appointed as a director in March 1999. He is Chairman and Chief Executive Officer of the Advisory Board, Inc. (an international consulting organization) and a member of the Board of Directors of Food Marketing Institute, where he served as President and CEO from its founding in 1976 until his retirement in 1993. Mr. Aders was the Acting Secretary of Labor in the Ford administration, is a former advisor to the White House Office of Emergency Preparedness and has served on the U.S. Wage and Price Commission and as a Vice Chairman of the National Business Council for Consumer Affairs. From 1970 to 1974, Mr. Aders was Chairman of the Board of the Kroger Company, where he served in various executive positions beginning in 1957. Mr. Aders is also a member of the Board of Directors of Coinstar, Inc., Spar Group, Inc. and Telepanel Systems, Inc.

Harry L. "Terry" Franc, III, has been a director of The Source since it commenced operations in May 1995. Mr. Franc is one of the founders of Bridge Information Systems, Inc. ("BIS"), a global provider of information services to the securities industry and of BIS's subsidiary, Bridge Trading Company ("BTC"), a registered broker-dealer and member of the New York Stock Exchange. Mr. Franc has been Executive Vice President of BTC for more than 20 years and for more than 20 years prior to 1995, served as a director and an Executive Vice President of BIS. Mr. Franc is a member of the National Organization of Investment Professionals. He is a director of TV House, Inc. and of the St. Louis Community Foundation.

Aron Katzman has served as a director of The Source since it commenced operations in May 1995. Mr. Katzman was a founder of Medicine Shoppe International, Inc. (Nasdaq) and served on its Board of Directors until it was purchased by Cardinal Health (NYSE) in 1994. Until its sale in May 1994, Mr. Katzman served as the Chairman and Chief Executive Officer of Roman Company, a manufacturer and distributor of fashion custom jewelry. Mr. Katzman is a member of the board of directors of Foto, Inc. Presently, Mr. Katzman is Chairman and Chief Executive Officer of Decorating Den of Missouri.

Randall S. Minix has served as a director of The Source since it commenced operations in May 1995. As of March 1, 2001, Mr. Minix became the Chief Financial Officer of South Atlantic Lumber Industries in Greensboro, North Carolina. For more than five years prior thereto, Mr. Minix had been the managing partner of Minix, Morgan & Company, L.L.P., an independent accounting firm headquartered in Greensboro, North Carolina.

Kenneth F. Teasdale was appointed as a director of The Source in March 2000. Mr. Teasdale has been the Chairman of Armstrong Teasdale LLP, a law firm, since 1993 and before that was Managing Partner from 1986 to 1993. He has been associated with Armstrong Teasdale since 1964. Prior thereto, Mr. Teasdale served as General Counsel to the Democratic Policy Committee of the United States Senate beginning in 1962. In that position, he also served for three years as Legal Assistant to the Majority Leader of the United States Senate. Mr. Teasdale is Chairman of the Board of Regents for St. Louis University, Member of the Board of Trustees for the St. Louis Science Center, member of the Board of Directors for the United Way of Greater St. Louis, member of the Board of Trustees for St. Louis University and member of the Board of Trustees for the St. Louis Art Museum.

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

- The Acquisition Committee is comprised of four directors, presently Messrs. Katzman, Aders, Franc and Minix, and has been given the responsibility of monitoring our search for attractive acquisition opportunities, consulting with members of management to review plans and strategies for the achievement of our external growth objectives and recommending the firm or firms that will serve as advisors to us in connection with the evaluation of potential business combinations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, all executive officers and directors of the Company timely filed with the Securities and Exchange Commission all reports required by Section 16(a) of the Securities Exchange Act of 1934 except that Messrs. Weiner and Bishop filed a Form 3, Initial Statement of Beneficial Ownership of Securities, more than 10 days after they became executive officers of the Company and Mr. Teasdale failed to timely file a Form 4, Statement of Changes in Beneficial Ownership. All such reports have since been filed.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                    SECURITIES
  NAME OF PRINCIPAL                    FISCAL                                       UNDERLYING            ALL OTHER
      POSITION                          YEAR      SALARY ($)      BONUS ($)         OPTIONS (#)      COMPENSATION(1)($)
--------------------                   -----      ----------     ----------       ------------------ ------------------
S. Leslie Flegel                       2001       $  455,000     $  359,217                --              $5,450
  Chief Executive Officer              2000          330,000        140,000           525,000               5,450
                                       1999          260,857         23,795           360,000               5,450

James R. Gillis                        2001       $  300,000     $  250,000           200,000              $  970
  President                            2000          250,000        250,000(2)             --               2,860
                                       1999           21,308             --           202,000                  --

Monte Weiner                           2001       $  241,000     $  250,000           200,000                  --
  Executive Vice President &           2000          150,000        100,000            25,000                  --
  CEO - Source Display                 1999               --             --           100,000                  --

Dwight DeGolia                         2001       $  225,000     $   50,000                --              $8,009
  Executive Vice President,            2000          210,000         30,000            30,000               7,105
  Special Projects                     1999          175,000             --            40,000               3,553

Cameron Cloeter                        2001       $  181,000     $   37,712            50,000               1,225
  Executive Vice President,            2000           80,000             --           100,000                 101
  Strategic Planning/New Business      1999               --             --                --                  --

----------------

(1) In fiscal 2001, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. Flegel, Gillis, Weiner, DeGolia and Cloeter was $5,450, $970, $0, $8,009 and $1,225, respectively. In fiscal 2000, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. Flegel, Gillis, Weiner, DeGolia and Cloeter was $5,450, $2,860, $0, $7,105 and $101, respectively. In fiscal 1999, the estimated incremental cost to The Source of life insurance premiums paid on behalf of Messrs. Flegel, Gillis, Weiner, DeGolia and Cloeter was $5,450, $0, $0, $3,553 and $0.
(2) Includes $100,000 bonus accrued in fiscal year 2000, but paid in fiscal year 2001, which was inadvertently not included in the proxy statement dated September 22, 2000.

                       OPTIONS GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

------------------------------------------------------------------------------------------------------------------------------

                                                                                          Potential Realizable Value at
                          Number of      % of Total                                           Assumed Annual Rates of
                         Securities       Options                                            Stock Price Appreciation
                         Underlying      Granted to     Exercise or                               for Option Term
                           Options      Employees in    Base Price     Expiration    -----------------------------------------
         Name             Granted #     Fiscal Year       ($/Sh)          Date             5% ($)              10% ($)
------------------------------------------------------------------------------------------------------------------------------
James R. Gillis          200,000(1)         26%            7.84         08-02-10             986,107            2,498,988
Monte Weiner             200,000(1)         26%            7.84         08-02-10             986,107            2,498,988
Cameron Cloeter           50,000(2)          7%            7.84         08-02-10             246,527              624,747
------------------------------------------------------------------------------------------------------------------------------

(1) Options were granted August 3, 2000 and are exercisable in three equal annual installments.
(2) Options were granted August 3, 2000 and are exercisable in five annual installments.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Value of Unexercised
                                                                            Number of Unexercised    In-the-Money Options(2)/
                                   Shares                                  Options at Fiscal Year     at Fiscal Year End ($)
                                Acquired on                Value            End (#) Exercisable/           Exercisable/
           Name                 Exercise (#)          Realized ($)(1)           Unexercisable             Unexercisable
------------------------------------------------------------------------------------------------------------------------------
S. Leslie Flegel                     0                       0                598,424 / 375,832          425,498 / 77,400
James R. Gillis                    67,333                 435,344             134,000 / 200,667                0 / 0
Monte Weiner                       5,000                   3,450              133,334 / 133,333                0 / 0
Dwight DeGolia                       0                       0                 60,727 / 20,182            48,553 / 6,851
Cameron Cloeter                      0                       0                 35,000 / 115,000                0 / 0
------------------------------------------------------------------------------------------------------------------------------

(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value was determined without considering any taxes which may have been owed.
(2) "In-the-Money" options are options whose exercise price was less than the market price of Common Stock at January 31, 2001.

DIRECTOR COMPENSATION.

         Under the Company's present policy, each director of the Company who is not also an employee receives $15,000 annually payable quarterly in either cash or shares of Common Stock valued at 90% of market on the date of grant as of the payment date. Directors also annually receive options to purchase 10,000 shares of Common Stock at an exercise price equal to market on the date of grant. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board and its committees.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

In February 2001, we entered into an employment agreement with S. Leslie Flegel, which expires January 31, 2004. Under the agreement, Mr. Flegel serves as the Chairman of the Board and Chief Executive Officer of The Source for an initial annual base rate of compensation (the "Base Compensation") of $425,000. For the fiscal years beginning February 1, 2002 and February 1, 2003, the Base Compensation shall be increased to $500,000. Mr. Flegel will also be entitled to receive a bonus ("Annual Bonus") each year of up to 100% of his Base Compensation for such year if certain performance goals are met. The Company will also grant to Mr. Flegel options to purchase an aggregate of 300,000 shares of our common stock (the "Option") at an exercise price of $5.00. The Option will be exercisable as to 100,000 shares on the date of grant. The Option will first become exercisable as to an additional 100,000 shares on the earlier of (i) February 1, 2002 if the closing price of our common stock on such date is not less than $8 per share, or (ii) on the first trading day thereafter (not later than May 15, 2002) on which the average of the closing sale price of our common stock for five (5) consecutive trading days is at least $8 per share; provided, however, that the Option shall lapse and be forfeited with respect to such 100,000 shares if neither of such conditions is satisfied by May 15, 2002. The Option will first become exercisable as to the final 100,000 shares on the earlier of (i) February 1, 2003 if the closing price of our common stock on such date is not less than $14 per share, or (ii) on the first trading day thereafter (not later than May 15, 2003) on which the average of the closing sale price of our common stock for five (5) consecutive trading days is at least $14 per share; provided, however, that the Option shall lapse and be forfeited with respect to such 100,000 shares if neither of such conditions is satisfied by May 15, 2003. In the event the employment of Mr. Flegel with The Source is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities thereof (a "Termination") following a "Hostile Change of Control" (as defined in the employment agreement), Mr. Flegel will be entitled to a Severance Bonus equal to the sum of (i) the aggregate of the Base Compensation that would be earned by Mr. Flegel had he remained in The Source's employ from the date of such termination until January 31, 2004 (the "Remaining Term") and (ii) an amount equal to the aggregate Annual Bonus Mr. Flegel would have earned for the Remaining Term if all criteria for payment of the Annual Bonus were achieved at maximum levels for each of the periods within the Remaining Term. Mr. Flegel also will agree to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for one year thereafter, without the prior written consent of The Source and will receive $250,000 in consideration.

In October 1997, we entered into an employment agreement with W. Brian Rodgers, for an initial term expiring on January 31, 1999, and thereafter automatically continuing for additional one year terms unless terminated by either the executive or us. Under the employment agreement, Mr. Rodgers serves as Chief Financial Officer of The Source for an initial annual base compensation of $100,000, subject to annual adjustment by the Compensation Committee of the Board (the "Base Compensation"). In the event the employment of Mr. Rodgers with The Source is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities thereof (a "Termination") within two years following a "Change of Control" (as defined in the employment agreement), Mr. Rodgers will be entitled to an additional bonus of 300% of his then current annual Base Compensation. Mr. Rodgers also will agree to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

In August 2000, we entered into an employment agreement with James R. Gillis, which expires July 31, 2003 (subject to renewal). The employment agreement provides that Mr. Gillis serves as President of The Source and receives annual base compensation of $350,000. In addition, Mr. Gillis is entitled to receive a guaranteed bonus of $250,000 for each of fiscal 2001, 2002 and 2003, as long as he is an employee of The Source at the agreed upon date of payment. Mr. Gillis may also receive a discretionary bonus of $100,000 for each of fiscal 2001, 2002 and 2003 at the discretion of the Compensation Committee of the Board of Directors. The Company will also grant Mr. Gillis options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $7.84. The options shall vest as to 66,667 shares immediately upon the granting of the options, another 66,666 shares on August 1, 2001, and as to 66,666 shares on August 1, 2002. In the event the employment of Mr. Gillis is terminated for reasons other than cause, permanent disability or death, Mr. Gillis will be entitled to receive the remainder of his base salary and benefits for the balance of the term of the agreement. Mr. Gillis agreed to refrain from disclosing information confidential to The Source during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter.

In August 2000, we entered into an employment agreement with Monte Weiner, which expires July 31, 2003 (subject to renewal). The employment agreement provides that Mr. Weiner serves as President/Chief Executive Officer of Source Display and receives annual base compensation of $300,000. Also, as an inducement to accept employment, Mr. Weiner received a signing bonus of $100,000 upon execution of his employment agreement. In addition, Mr. Weiner is entitled to receive a guaranteed bonus of $150,000 for each of fiscal 2001, 2002 and 2003, as long as he is an employee of The Source at the agreed upon date of payment. Mr. Weiner may also receive a discretionary bonus of $100,000 for each of fiscal 2001, 2002 and 2003 at the discretion of the Compensation Committee of the Board of Directors. The Company will also grant Mr.

Weiner options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $7.84. The options shall vest as to 66,666 shares immediately upon the granting of the options, another 66,666 shares on August 1, 2001, and as to 66,667 shares on August 1, 2002. In the event the employment of Mr. Weiner is terminated for reasons other than cause, permanent disability or death, Mr. Weiner will be entitled to receive the remainder of his base salary and benefits for the balance of the term of the agreement. Mr. Weiner agreed to refrain from disclosing information confidential to The Source during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter.

In August 1999, we entered into an employment agreement with Cameron J. Cloeter, which expires July 31, 2004 (subject to renewal). Under his agreement, Mr. Cloeter serves as Executive Vice President, Strategic Planning and Business Development of The Source and receives annual base compensation of $175,000. Mr. Cloeter will also be entitled to receive an annual bonus equal to a percentage of our net income before taxes not to exceed $65,700 if certain performance goals are met. Mr. Cloeter will not be entitled to a bonus if our pre-tax net income is not at least 82% of our budgeted pre-tax net income. In the event (1) the employment of Mr. Cloeter is terminated for reasons other than for cause, permanent disability or death, (2) there occurs an assignment of duties or responsibilities inconsistent with Mr. Cloeter's appointed positions or (3) there is a "Change of Control" (as defined in his employment agreement) (each of the foregoing being a "Termination"), Mr. Cloeter will be entitled to receive his accrued but unpaid base salary, his base salary for the remainder of the term of the employment agreement, immediate vesting of options granted to Mr. Cloeter under the employment agreement and payment of a bonus in an amount equal to the greater of the annual bonus due in the year of termination or the annual bonus for the prior year. Under the agreement, Mr. Cloeter agreed to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter, without the prior written consent of The Source.

Under the terms of a written agreement with us, Dwight L. DeGolia has agreed to refrain from disclosing information confidential to us or engaging directly or indirectly, in any activity which is competitive with our business during the term of his employment and for two years thereafter.

In January 2001, we entered into an employment agreement with Jason S. Flegel, which expires January 31, 2004, and thereafter automatically continues for additional one year terms unless terminated by either the executive or us. The employment agreement provides that Mr. Flegel serves as Executive Vice-President, Information Services of The Source and receives annual base compensation of $204,000, subject to annual adjustment by the Board. In addition, Mr. Flegel may also receive a discretionary bonus of up to $100,000 at the discretion of the Compensation Committee of the Board of Directors. The Company will also grant Mr. Flegel stock options to purchase 50,000 shares of our common stock at $3.6875. Such options shall vest with respect to 16,667 shares on each of February 1, 2002 and 2003 and 16,666 shares on February 1, 2004. Mr. Flegel agreed to refrain from disclosing information confidential to The Source during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for two years thereafter.

Under the terms of a written agreement with us, James O. Tate has agreed to refrain from disclosing information confidential to us or engaging directly or indirectly, in any activity which is competitive with our business during the term of his employment and for two years thereafter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 31, 2001 concerning the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table contained in this Form 10-K, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:


                            BENEFICIAL OWNERSHIP (1)


NAME AND ADDRESS
OF BENEFICIAL OWNER                                           NUMBER OF SHARES                              PERCENT
-------------------                                           ----------------                              -------
Jonathon J. Ledecky                                           2,640,000(2)                                    15.3%
  800 Connecticut Avenue NW, Suite 1111
  Washington, D.C.  20006

FMR Corporation                                               2,298,800(3)                                    13.3
  82 Devonshire Street
  Boston, Massachusetts, 02109

S. Leslie Flegel                                              1,700,243(2)(4)                                  9.4
  Two City Place Drive, Suite 380
  St. Louis, Missouri 63141

J.P. Morgan Chase & Co.                                         901,200(6)                                     5.2
  500 Stanton Christiana Road
  Newark, Delaware  19713

Aron Katzman                                                    288,909(4)                                     1.7
  10 Layton Terrace
  St. Louis, Missouri 63124

James R. Gillis                                                 175,168(4)                                     1.0
  10 East 40th Street, Suite 3110
  New York, New York 10016

Monte Weiner                                                    151,168(4)                                       *
  10 East 40th Street, Suite 3110
  New York, New York 10016

Dwight DeGolia                                                  125,135(4)                                       *
  Two City Place Drive, Suite 380
  St. Louis, Missouri  63141

Harry L. Franc, III                                             107,505(4)                                       *
  19 Briarcliff
  St. Louis, Missouri 63124

Kenneth F. Teasdale                                              66,988(4)                                       *
  33 Kingsbury Place
  St. Louis, Missouri  63112

Randall S. Minix                                                 66,191(4)                                       *
  5502 White Blossom Drive
  Greensboro, North Carolina 27410

Robert O. Aders                                                  55,000(4)                                       *
  132 S. Delancey Place
  Atlantic City, New Jersey  08401

Cameron Cloeter                                                  35,100(4)                                       *
  10 East 40th Street, Suite 3110
  New York, New York, 10016

All directors and executive                                   3,040,098(2)(7)                                 16.1
officers as a group  (15 persons)

------------------------

         *Less than 1%

(1) Under the rules of the Commission, some of the shares of the Company's common stock which a person has the right to acquire within 60 days after March 31, 2001 in connection with the exercise of stock options and warrants are deemed to be outstanding for the purpose of computing beneficial ownership and the percentage of ownership of that person.
(2) S. Leslie Flegel and Jonathan J. Ledecky entered into a Voting Agreement on January 7, 1999, under which Mr. Ledecky granted a proxy to Mr. Flegel to vote his shares of common stock with regard to certain corporate matters. The number of shares shown for Mr. Flegel in the table does not include Mr. Ledecky's shares.
(3) This amount, as reflected on Schedule 13G filed on February 14, 2001, consists of sole voting power with respect to 0 shares, sole dispositive power with respect to 2,298,800 shares and no shared voting or dispositive power.
(4) Includes exercisable options to acquire shares of common stock in the following amounts per beneficial owner: S. Leslie Flegel - 819,673 shares; Aron Katzman -40,000 shares; James R. Gillis - 166,667; Monte Weiner - 150,000; DeGolia - 67,394; Harry L. Franc, III - 50,000 shares; Kenneth Teasdale - 20,000; Randall S. Minix - 50,000 shares; Robert O. Aders - 50,000 shares; Cloeter - 15,667.
(5) This amount, as reflected on Schedule 13G filed on August 21, 2000, consists of sole voting power with respect to 1,018,669 shares, sole dispositive power with respect to 1,018,669 shares and no shared voting or dispositive power.
(6) This amount, as reflected on Schedule 13G filed on February 21, 2001, consists of sole voting power with respect to 828,600 shares, sole dispositive power with respect to 901,200 shares and no shared voting or dispositive power.
(7) Includes options and warrants to acquire 154,824 shares of common stock, excluded in the names indicated in the footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, we and our predecessors have engaged in various transactions with our directors, executive officers and other affiliated parties. No such transactions have occurred since the beginning of our last fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.  Financial statements:

         Report of Independent Certified Public Accountants

         Consolidated balance sheets - January 31, 2001 and 2000

         Consolidated statements of operations - years ended January 31, 2001, 2000 and 1999

         Consolidated statements of comprehensive income - years ended January 31, 2001, 2000 and 1999

         Consolidated statements of stockholders' equity - years ended January 31, 2001, 2000 and 1999

         Consolidated statements of cash flows - years ended January 31, 2001, 2000 and 1999

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

         3.   Exhibits.

         See Exhibit Index.

(b)      Reports on Form 8-K.

         There were no Current Reports on Form 8-K filed during the quarter ended January 31, 2001.

                          INDEX TO FINANCIAL STATEMENTS

    AUDITED CONSOLIDATED FINANCIAL STATEMENT OF THE SOURCE INFORMATION MANAGEMENT COMPANY                           PAGE
    The Report of the Independent Certified Public Accountants                                                       F-2

    Consolidated Balance Sheets of January 31, 2001 and 2000                                                         F-3

    Consolidated Statements of Operations for the fiscal years ended January 31, 2001, 2000 and 1999                 F-5

    Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2001, 2000 and 1999       F-5

    Consolidated Statements of Stockholders' Equity                                                                  F-6

    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2001, 2000 and 1999                 F-7

    Notes to Consolidated Financial Statements                                                                       F-8

The Report of the Independent Certified Public Accountants


Board of Directors
The Source Information Management Company
St. Louis, Missouri

We have audited the consolidated balance sheets of The Source Information Management Company as of January 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Source Information Management Company at January 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with generally accepted accounting principles in the United States of America.



/s/BDO Seidman, LLP
St. Louis, Missouri
April 12, 2001

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

January 31,                                                                                  2001                2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                             $          1,085    $           1,738
      Trade receivables (net of allowance for doubtful accounts of $1,398 and
      $1,123 at January 31, 2001 and 2000, respectively)                                         63,453               64,836
      Income taxes receivable                                                                     3,648                    -
      Inventories (Note 4)                                                                        6,294                9,994
      Other current assets                                                                        1,247                1,448
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             75,727               78,016
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                              2,233                2,233
Manufacturing plants                                                                             11,990               11,896
Office equipment and furniture                                                                   13,155               12,337
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                   27,378               26,466
Less accumulated depreciation and amortization                                                    5,246                4,670
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               22,132               21,796
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Goodwill, net of accumulated amortization of $6,350 and $3,360 at January 31,
      2001 and 2000, respectively (Note 5)                                                       55,716               53,930
      Marketable Securities (Note 6)                                                              1,269                    -
      Notes receivable - officer (Note 2)                                                             -                  975
      Other                                                                                       2,264                2,042
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                               59,249               56,947
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $        157,108    $         156,759
-----------------------------------------------------------------------------------------------------------------------------


                                      F-3
                                                       SEE ACCOMPANYING NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

January 31,                                                                                  2001                2000
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                             $          3,818      $         1,217
     Accounts payable and accrued expenses                                                        6,097                9,239
     Income taxes payable                                                                             -                1,093
     Due to retailers (Note 7)                                                                    2,693                3,723
     Deferred income taxes (Note 9)                                                                 715                1,115
     Current maturities of long-term debt (Note 8)                                                  116                  174
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        13,439               16,561
-----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 8)                                                 31,780               32,215
-----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (Note 9)                                                                       88                  569
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                45,307               49,345
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 10)
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 18,372,332 issued, of which 1,116,720 are being held as Treasury Stock at January 31, 2001 and
     17,345,071 issued, of which 42,250 are being held as Treasury
     Stock at January 31, 2000                                                                      183                  173
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at January 31, 2001 and 2000                                                         -                    -
     Additional paid-in-capital                                                                  97,773               91,770
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                   97,956               91,943
Accumulated other comprehensive (loss) income                                                   (1,420)                   80
Retained earnings                                                                                21,712               15,878
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                118,248              107,901
Less:  Treasury Stock (1,116,720 and 42,250 shares at cost at January 31, 2001
       and 2000, respectively)                                                                  (6,447)                (487)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      111,801              107,414
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       $        157,108      $       156,759
-----------------------------------------------------------------------------------------------------------------------------


                                      F-4
                                                       SEE ACCOMPANYING NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

Years Ended January 31,                                               2001              2000               1999
--------------------------------------------------------------------------------------------------------------------
Service Revenues                                                $        24,238   $       18,249     $       14,229
Product Sales                                                            67,510           64,239              6,871
--------------------------------------------------------------------------------------------------------------------
                                                                         91,748           82,488             21,100
--------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                                 11,152            9,305              6,659
Cost of Goods Sold                                                       48,678           39,564              4,609
--------------------------------------------------------------------------------------------------------------------
                                                                         59,830           48,869             11,268
--------------------------------------------------------------------------------------------------------------------
                                                                         31,918           33,619              9,832
Selling, General and Administrative Expense                              20,032           14,880              2,949
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                         11,886           18,739              6,883
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                  44              114                 28
            Interest expense                                            (2,356)          (1,033)              (331)
            Other                                                            36            (152)               (47)
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                            (2,276)          (1,071)              (350)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                9,610           17,668              6,533
Income Tax Expense (Note 9)                                               3,776            7,557              2,667
--------------------------------------------------------------------------------------------------------------------
Net Income                                                      $         5,834   $       10,111     $        3,866
--------------------------------------------------------------------------------------------------------------------

Earnings per Share - Basic                                      $          0.33   $         0.66     $         0.42
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 13)                 17,591           15,332              9,132
--------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                                    $          0.32   $         0.60     $         0.40
--------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 13)               18,348           16,815              9,776
--------------------------------------------------------------------------------------------------------------------


                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                  (in thousands)

Years Ended January 31,                                               2001              2000               1999
--------------------------------------------------------------------------------------------------------------------
Net Income                                                      $         5,834   $       10,111     $        3,866
Unrealized Loss on Available-for-Sale Securities, net of tax            (1,339)                -                  -
Foreign Currency Translation Adjustment                                   (161)               80                  -
--------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                            $         4,334   $       10,191     $        3,866
--------------------------------------------------------------------------------------------------------------------


                                      F-5
                                                       SEE ACCOMPANYING NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (in thousands, except per share data)


                              Preferred Stock      Common Stock      Additional              Other      Treasury Stock     Total
                           ----------------------------------------- Paid - in  Retained Comprehensive --------------- Stockholders'
                             Shares    Amount     Shares    Amount    Capital   Earnings     Income    Shares   Amount    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                       8,016,367   $  80    $  10,514  $  1,901      $  -                      $  12,495


Issuance of Common Stock                        1,538,334      15        8,001                                              8,016

Exercise of stock options                         103,542       1          505                                                506
Exercise of warrants                                1,181                    6                                                  6
Vesting of warrants issued                                                  27                                                 27
for consulting services -
Purchase of treasury stock                                                                              8,000      (41)      (41)
Acquisitions                1,473,281    15     2,091,008      21       27,396                                             27,432
Other                                                 993                    3                                                  3
Net income for the year                                                            3,866                                    3,866

----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1999   1,473,281  $ 15    11,751,425   $ 117    $  46,452  $  5,767      $  -      8,000   $  (41) $  52,310

Conversion of Preferred    (1,473,281)  (15)    1,473,281      15                                                               -
Stock to Common Stock
Issuance of Common Stock                        3,000,000      30       35,694                                             35,724
Exercise of stock options                          88,020       1          452                                                453
Exercise of warrants                              242,047       2        1,082                                              1,084
Vesting of warrants issued                                                  27                                                 27
for consulting services
Warrants issued for                                                         15                                                 15
consulting services
Purchase of treasury stock                                                                             34,250     (446)     (446)
Acquisitions                                      788,212       8        8,030                                              8,038
Foreign currency                                                                    $ 80                                       80
translation adjustment
Other                                               2,086                   18                                                 18
Net income for the year                                                           10,111                                   10,111

----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2000           -  $  -    17,345,071   $ 173    $  91,770  $ 15,878    $   80     42,250  $  (487) $ 107,414

Exercise of stock options                         109,965       1          860                                                861
Exercise of warrants                              499,109       5        2,542                                              2,547
Issuance of common stock                           40,000                  180                                                180
for payment of note
payable
Vesting of warrants issued                                                  23                                                 23
for consulting services
Purchase of treasury stock                                                                          1,074,470   (5,960)   (5,960)
Acquisitions                                      373,382       4        2,103                                              2,107
Foreign currency                                                                   (161)                                    (161)
translation adjustment
Net unrealized holding loss                                                      (1,339)                                  (1,339)
on available-for-sale
securities
Tax benefit of stock                                                       292                                                292
options exercised
Other                                               4,805                    3                                                  3
Net income for the year                                                            5,834                                    5,834

----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2001           -  $  -    18,372,332   $ 183    $  97,773  $ 21,712   $(1,420) 1,116,720 $ (6,447) $ 111,801
==================================================================================================================================




                                      F-6
                                                       SEE ACCOMPANYING NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

Years Ended January 31,                                               2001              2000               1999
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                 $        5,834     $      10,111      $       3,866
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                  4,957             3,981                713
          Provision for losses on accounts receivable                    1,477                 5                  9
          Loss on disposition of equipment                                  80                50                  -
          Write-off of deferred loan costs                                   -               217                  -
          Tax benefit of stock option exercised                            292                 -                  -
          Deferred income taxes                                             26               570              (438)
          Other                                                            126                 1                 50
          Changes in assets and liabilities, net of effects
          of acquisitions:
            Increase in accounts receivable                              (256)          (27,715)            (7,794)
            Decrease (increase) in inventories                           3,700              (53)              3,298
            (Increase) decrease in other assets                        (3,021)           (2,295)                915
            Decrease in accounts payable and accrued expenses          (3,467)           (2,210)              (631)
            (Decrease) increase in amounts due to retailers            (1,030)               986                601
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          8,718          (16,352)                589
====================================================================================================================

INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                                (3,517)          (37,348)            (4,794)
     Capital expenditures                                              (2,544)           (3,772)              (642)
     Loans to officers                                                                     (975)                  -
     Collection on officers notes receivable                               748                 -                 22
     Proceeds from sale of fixed assets                                      9                 5                  -
     Decrease (increase) in cash surrender value of life                  (35)                24               (42)
     insurance
     Investment in available-for-sale marketable securities            (3,500)                 -                  -
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                      (8,839)          (42,066)            (5,456)
====================================================================================================================

FINANCING ACTIVITIES
     Increase (decrease) in checks issued against future                 2,601           (1,660)              2,528
     deposits
     Proceeds from issuance of Common Stock                              3,408            37,261              8,528
     Borrowings under credit facility                                   89,587            99,548             36,483
     Principal payments on credit facility                            (90,080)          (74,928)           (41,879)
     Repayments under short-term debt agreements                             -                 -               (31)
     Deferred loan costs                                                  (57)             (373)                  -
     Common Stock reacquired                                           (5,960)             (445)               (41)
     Other financing activities                                           (31)                 -                  -
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (532)            59,403              5,588
====================================================================================================================

INCREASE (DECREASE) IN CASH                                              (653)               985                721

CASH, beginning of period                                                1,738               753                 32
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                             $        1,085     $       1,738      $         753
====================================================================================================================



                                      F-7
                                                       SEE ACCOMPANYING NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

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

Concentrations of Credit Risk

During fiscal 2001 approximately 15.1% of the Company's revenues were derived from the services provided in connection with the collection of payments owed to the Company's retailer clients from magazine publishers under programs designed by the publishers to provide incentives to increase single copy magazine sales (referred to as claim submission program services). The incentive programs, although part of the publishers' marketing strategy for over 20 years, are governed by short-term contracts. If magazine publishers discontinue or significantly modify the incentive programs in such a manner which makes the Company's services incompatible with the modified programs, the Company's results of operations and financial condition may be materially and adversely affected.

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

For fiscal 2001, two customers accounted for approximately 29% of revenues. Borders accounted for approximately 15% of revenues and Kmart accounted for approximately 14% of revenues. For fiscal 2000, two customers accounted

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



for approximately 26% of revenues. Winn Dixie accounted for approximately 15% of revenues and Ahold USA accounted for approximately 11% of revenues. For fiscal 1999, Food Lion, Inc. accounted for approximately 27% of revenues. With the exception of Borders, for which we manufacture custom wood displays and fixtures, our major customers are usually retailers in the process of reconfiguring their checkout areas. Because this process typically occurs every three years, our major customers vary from year to year.

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

Revenues from annual ICN, PIN and Store Level Data contracts are recognized ratably over the subscription term, generally one year.

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

Marketable Securities

Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consists of an investment in a equity security. Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are valued at fair value. Unrealized gains and losses are recorded, net of related income tax effects, as a separate component of equity.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In October 1995, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and earnings per share, determined as if the Company had applied the new method, are disclosed within Note 14.

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

Long-Lived Assets

In March 1995, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of" was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically reviews the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business to determine whether impairment exists. No impairment was identified for the years ended January 31, 2001, 2000 and 1999.

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's two items of comprehensive income are foreign currency translation adjustments and a net unrealized holding loss on available-for-sale securities.

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

At January 31, 2001, 2000 and 1999, options and warrants to purchase 1,373,274, 681,740 and 462,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock for 2001, 2001 and 1999, respectively.

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

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on February 1, 2000 and there was no material impact on the results of operations, financial position or cash flows.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 and there was no material effect on the Company's consolidated financial position or results of operations.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. RELATED PARTY TRANSACTIONS

In connection with his employment as Chief Operating Officer of the Company, Richard Jacobsen received two loans in the amounts of $600,000 ("Loan 1") and $375,000 ("Loan 2"). Loan 1, including interest, was to be forgiven over a 5-year term and Loan 2, including interest, was to be forgiven over a 7-year term, provided, in each case, that he remained an employee of the Company. The loans bear interest at 5% per annum. Mr. Jacobsen resigned in August 2000 and repaid the outstanding balance on the loans in January 2001.

The Company leased certain office space from partnerships controlled by stockholders of the Company. Amounts paid for the office space were approximately $6,000, $114,000 and $278,000 for 2001, 2000 and 1999,
respectively. In May 1999, the Company purchased its facility in High Point, North Carolina for $1.8 million. The facility was owned by a partnership in which stockholders of the Company were partners. The Board of Directors appointed Timothy Braswell, an independent director who has since resigned from the Board, to negotiate the transaction on the Company's behalf and, based on Mr. Braswell's recommendation, the Board believes the terms of the purchase were fair to the Company.

3. ADVANCE PAY PROGRAM

The Company has established an Advance Pay Program. Under this program the Company advances an agreed upon percentage of the incentive payments otherwise due the retailer from magazine publishers upon quarterly submission of claims for such payments. The claims otherwise due the retailer become due the Company. Revenues associated with the Advance Pay Program include only the difference between what the Company advances the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded.

4. INVENTORIES

Inventories consist of the following (in thousands):

                         January 31,                                            2001             2000
                         -----------------------------------------------------------------------------
                         Raw materials                                   $     3,072       $    3,433
                         Work-in-process                                       1,470            2,286
                         Finished goods                                        1,752            4,275
                         -----------------------------------------------------------------------------

                                                                         $     6,294       $    9,994
                         =============================================================================

5. BUSINESS COMBINATIONS

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $22,732,000 and is being amortized straight line over 20 years.

Acquisition of Chestnut Display Systems, Inc.

On February 1, 1999 the Company acquired the net assets of Chestnut Display Systems, Inc. and its affiliate Chestnut Display Systems (North), Inc. for $3.6 million in cash and 285,714 shares of the Company's Common Stock, valued at the time of acquisition at $1.8 million. The purchase price was increased by an additional 130,000 shares of the Company's Common Stock issued in August 2000 and November 2000 based upon Chestnut meeting certain performance goals during fiscal 2000 and 2001. Chestnut manufactures front-end display racks from its facility in Jacksonville, Florida.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $7,178,000 and is being amortized straight line over 20 years.

Acquisition of MYCO, Inc.

On February 26, 1999 the Company acquired the net assets of MYCO, Inc. for $12 million in cash and 134,615 shares of the Company's Common Stock, valued at the time of acquisition at $875,000. The Company also assumed MYCO's industrial revenue bond indebtedness of $4 million and repaid MYCO's indebtedness of $1.5 million. The purchase price was increased by an additional 100,000 shares of the Company's Common Stock issued in October 2000 based on

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



MYCO's performance in the twelve months following the acquisition. MYCO is a Rockford, Illinois manufacturer of front-end display racks.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $12,616,000 and is being amortized straight line over 20 years.

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

Acquisition of Huck Store Fixture Company

On September 21, 1999 the Company purchased the net assets of Huck Store Fixture Company for $3.0 million in cash and 100,000 shares of the Company's common stock, valued at the time of acquisition at approximately $1.5 million. The Company also repaid Huck Store Fixture Company's indebtedness of approximately $6.8 million. The sellers received a second payment, based on performance, which was calculated and paid in January, 2000 in the amount of $6.8 million in cash and 267,883 shares of the Company's common stock, valued at the time of issuance at $3.8 million. In January 2001 an additional payment of approximately $3.5 million in cash and 130,395 shares of the Company's Common Stock was made to the sellers based on Huck's performance for its year ended November 4, 2000. Huck manufactures wood store fixtures from its facilities in Quincy, Illinois and Carson City, Nevada.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $9,856,000 and is being amortized straight line over 20 years.

Acquisition of Arrowood, Inc.

On September 27, 1999 the Company acquired the net assets of Arrowood, Inc. for $939,000 in cash and two separate notes for a total of $380,000. Arrowood manufactures wood store fixtures from its facility in Norwood, North

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Carolina. Huck Store Fixture Company had entered into a letter of intent to purchase Arrowood prior to the Company acquisition of Huck. With the North Carolina facility, the Company has wooden store fixture manufacturing facilities to service accounts on the East Coast, the Midwest and the West Coast.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $449,000 and is being amortized straight line over 20 years.

Unaudited Pro Forma Results of Operations

Unaudited pro forma results of operations for 2000 and 1999 for the Company, U.S. Marketing, MYCO and Huck, assuming the acquisitions took place on February 1, 1998, are listed below (in thousands):

           Year Ended January 31,                                                  2000               1999
           ------------------------------------------------------------------------------------------------
           Total Revenues                         As reported           $        82,488    $        21,100
                                                  Pro forma                      95,528             71,721
           Net Income                             As reported                    10,111              3,866
                                                  Pro forma                      11,376              3,866
           Earnings Per Share
               Basic                              As reported           $           .66    $           .42
               Diluted                            As reported                       .60                .40
               Basic                              Pro forma                         .73                .30
               Diluted                            Pro forma                         .67                .29
           ------------------------------------------------------------------------------------------------

6. MARKETABLE SECURITIES

Marketable securities with a cost of $3,500,000 have a market value at January 31, 2001 of $1,269,000. The gross unrealized loss of $2,231,000 is included net of tax in Stockholders' Equity: Accumulated other comprehensive (loss) income.

7. DUE TO RETAILERS

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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

              January 31,                                                            2001                 2000
              -------------------------------------------------------------------------------------------------
              Revolving Credit Facility                                  $         27,761    $          27,899

              Industrial Revenue Bonds                                              4,000                4,000

              Unsecured note payable to former owners of acquired
              company, non-interest bearing, payable in five equal
              annual installments beginning in November 1999                            -                  240

              Unsecured note payable to former owner of acquired
              company, 7% annual interest, payable in two annual
              installments beginning in September 2000                                100                  200

              Other                                                                    35                   50

              -------------------------------------------------------------------------------------------------
              Total Long-term Debt                                                 31,896               32,389

              Less current maturities                                                 116                  174
              -------------------------------------------------------------------------------------------------

              Long-term Debt                                             $         31,780    $          32,215
              =================================================================================================

Annual maturities of long-term debt are as follows: 2002 - $0.1 million; 2003 - $27.8 million; thereafter - $4.0 million.

On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A., replacing its previous credit agreement with Wachovia Bank, N.A. The credit agreement enables the Company to borrow up to $50.0 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly LIBOR rate plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock and is required to maintain certain financial ratios. The Company was in compliance with such ratios at January 31, 2001. The availability at January 31, 2001 on the revolving credit facility was approximately $18.2 million.

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

9. INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of operations consist of the following components (in thousands):

         Year Ended January 31,                                    2001              2000            1999
         -----------------------------------------------------------------------------------------------------
         Current
             Federal                                         $         2,875   $        5,590  $        2,473
             State                                                       636            1,397             632
             Foreign                                                     239                -               -
         -----------------------------------------------------------------------------------------------------
         Total Current                                                 3,750            6,987           3,105
         -----------------------------------------------------------------------------------------------------

         Deferred
             Federal                                                      97              456           (349)
             State                                                        21              114            (89)
             Foreign                                                    (92)                -               -
         -----------------------------------------------------------------------------------------------------
         Total Deferred                                                   26              570           (438)
         -----------------------------------------------------------------------------------------------------

         Total Income Tax Expense                            $         3,776   $        7,557  $        2,667
         =====================================================================================================

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

         January 31,                                                             2001             2000
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Assets
                 Net operating loss carryforward                                        285             1,052
                 Cost-based investment mark-to-market                                   893                 -
                 Allowance for doubtful accounts                                        526               190
                 Self insurance                                                          80                20
                 Deferred compensation                                                   89                73
                 Accrued vacation                                                       199                32
         -----------------------------------------------------------------------------------------------------
                                                                                      2,072             1,367
         Less:  Valuation allowance                                                   (285)           (1,052)
         -----------------------------------------------------------------------------------------------------
         Deferred Tax Asset, Net                                                      1,787               315
         -----------------------------------------------------------------------------------------------------

         Deferred Tax Liabilities
                 Book/tax difference in accounts receivable                           1,447             1,303
                 Income not previously taxed under cash
                   basis of accounting for income tax purposes                           16                69
                 Book/tax difference in property and equipment                          496               116
                 Goodwill                                                               573               511
                 Other                                                                   58                 -
         -----------------------------------------------------------------------------------------------------
         Total Deferred Tax Liabilities                                               2,590             1,999
         -----------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------
         Net Deferred Tax Liability                                                     803             1,684
         -----------------------------------------------------------------------------------------------------

         Classified as:
                 Current liability                                                      715             1,115
                 Long-term liability                                                     88               569
         -----------------------------------------------------------------------------------------------------

         Net Deferred Tax Liability                                                     803             1,684
         =====================================================================================================

The deferred tax asset in the accounts of Source-U.S. Marketing Services, Inc. ("Source-U.S. Marketing") totaling $285,000 and $1,052,000 for the years ended January 31, 2001 and 2000, respectively, are fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization. At January 31, 2001 and 2000, Source-U.S. Marketing had net operating loss ("NOL") carryforwards of approximately $737,000 and $1,884,000, respectively, expiring through 2018. Brand, a wholly owned subsidiary of Source-U.S. Marketing, had NOL carryforwards at January 31, 2001 and 2000 of approximately $0 and $840,000, respectively, expiring through 2018.

All of the valuation allowance for deferred tax assets for subsequently recognized tax benefits will be allocated to reduce goodwill. As a result of the utilization of the NOL in 2001, goodwill related to the acquisition of Source-U.S. Marketing was reduced by $767,000.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2001, 2000 and 1999 (in thousands):

        Year Ended January 31,                                        2001             2000            1999
        --------------------------------------------------------------------------------------------------------
        Income tax expense (benefit) at statutory rate          $        3,267    $       6,007   $       2,221
        State income tax expense (benefit), net of
           federal income tax benefit                                      444              887             379
        Non-deductible goodwill amortization                               478              510             134
        Difference in foreign tax rates                                  (142)               50               -
        Other, net                                                       (271)              103            (67)
        --------------------------------------------------------------------------------------------------------

        Income Tax Expense                                      $        3,776    $       7,557   $       2,667
        ========================================================================================================

10. COMMITMENTS

Leases

The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rent expense was approximately $1,785,000, $1,734,000 and $622,000 for the years ended January 31, 2001, 2000 and 1999, respectively. Amounts paid to related parties included in total rent expense were approximately $6,000, $114,000 and $278,000 for 2001, 2000 and 1999,
respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2001 (in thousands):

                                                                      Capital                   Operating
         Year Ending January 31,                                       Leases                     leases
         -----------------------------------------------------------------------------------------------------
         2002                                                    $             19          $            2,007
         2003                                                                  19                       1,616
         2004                                                                   1                       1,467
         2005                                                                   -                       1,294
         2006                                                                   -                         714
         Thereafter                                                             -                       2,234
         -----------------------------------------------------------------------------------------------------

         Total minimum lease payments                                          39          $            9,332
                                                                                  ============================
         Amount representing interest                                           4
         -------------------------------------------------------------------------

         Present Value of Net Minimum Lease Payments             $             35
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

Employment agreements

The Company has entered into employment agreements with certain officers and key employees. These agreements expire at dates ranging from January 2002 to July 2004, are subject to annual renewal, and require annual salary levels and termination benefits, should a termination occur. Annual requirements in connection with the employment agreements are approximately as follows: 2002 - $2,176,000; 2003 - $2,096,000; 2004 - $1,211,000; 2005 - $341,000.

Consulting agreements

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

Union Contracts

At January 31, 2001, approximately 210 of the Company's 850 employees were members of a collective bargaining unit. The Company is party to two collective bargaining agreements, which expire on December 31, 2005 and September 30, 2004.

Company contributions to the Union funds charged to operations were approximately $440,000, $435,000 and $64,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

11. COMMON STOCK

In September 1997, the Company issued to Aron Katzman, Harry L. Franc, III and Timothy A. Braswell, each a director of the Company, non-transferable warrants, expiring in 2000, to purchase an aggregate of 89,289 shares of Common Stock at an exercise price of $3.00 per share. These warrants vested at a rate of 25% on August 1, 1998, 25% on November 1, 1998, 25% on February 1, 1999 and 25% on May 1, 1999. The related cost as determined by independent appraisal of approximately $54,000 was recognized ratably over those periods. The warrants were exercised as of January 31, 2001.

The following table summarizes information about the warrants for common stock outstanding at January 31, 2001:

                Exercise Price            Number Outstanding         Date Exercisable
          ---------------------------------------------------------------------------------
                         3.00                    10,709               July 1, 1997
                         7.84                     2,500               August 2, 2001
                         7.84                     2,500               August 2, 2002
                         8.40                   200,000               June 15, 1999
                        14.00                     8,548               August 31, 2000
                        14.00                     8,548               August 31, 2001
                        14.00                     8,548               August 31, 2002
          ---------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. PREFERRED STOCK

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

13. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

        Year Ended January 31,                                                2001          2000          1999
        -------------------------------------------------------------------------------------------------------
        Weighted average number of common shares outstanding                17,591        15,332         9,132

        Effect of dilutive securities:
           Stock options and warrants                                          757         1,249           547
           Incremental shares from assumed conversion of
             preferred stock                                                     -           234            97
        -------------------------------------------------------------------------------------------------------
        Total effect of dilutive securities                                    757         1,483           644
        -------------------------------------------------------------------------------------------------------

        Weighted average number of common shares outstanding -
           as adjusted                                                      18,348        16,815         9,776
        -------------------------------------------------------------------------------------------------------

14. EMPLOYEE BENEFIT PLANS

Profit Sharing and 401(k) Plan

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2001, 2000, and 1999.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2001, 2000, and 1999 pursuant to this Plan were approximately $283,000, $214,000 and $63,000, respectively.

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

                                                                                                Weighted
                                                                            Range of            Average
                                                          Number of         Exercise            Exercise
                                                           Options           Prices              Price
                                                       --------------------------------------------------------
             Options outstanding at
               January 31, 1998                                 397,827     1.66 -5.60            3.47

             Options granted                                  1,036,820   5.00 - 10.88            7.09
             Options expired                                     56,047    2.42 - 5.60            4.36
             Options exercised                                  103,542    2.42 - 5.60            4.88

                                                       --------------------------------------------------------
             Options outstanding at
               January 31, 1999                               1,275,058    1.66 -10.88            6.26

             Options granted                                  1,797,640   9.75 - 21.60           13.93
             Options expired                                     20,883   2.42 - 13.94            6.13
             Options exercised                                   88,020    2.42 - 7.38            5.14

                                                       --------------------------------------------------------
             Options outstanding at
               January 31, 2000                               2,963,795   1.66 - 21.60           10.95

             Options granted                                    757,000   3.69 - 18.31            8.28
             Options expired                                    544,782   2.42 - 16.63           11.55
             Options exercised                                  109,965   2.42 - 16.63            7.83

                                                       --------------------------------------------------------
             Options outstanding at
               January 31, 2001                               3,066,048   1.66 - 21.60           10.29
                                                       --------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about the stock options outstanding at January 31, 2001:

                                            Number            Remaining Contractual            Options
                 Exercise Price           Outstanding             Life (Months)              Exercisable
             --------------------------------------------------------------------------------------------------
                      1.66                          89,256              16                              89,256
                      2.42                          46,061              77                              38,425
                      2.66                          49,091              17                              49,091
                      3.69                          50,000             119                                   0
                      3.88                          20,000             119                               4,000
                      5.00                         110,766              92                              94,766
                      5.13                         370,000              84                             190,000
                      5.59                          45,000             117                               9,000
                      5.94                          10,000             118                               2,000
                      6.13                             455              89                                 455
                      6.63                             455              87                                 455
                      7.38                           2,000              94                                   0
                      7.81                         134,667              94                              67,334
                      7.84                         540,000             114                             161,334
                      9.75                           6,000              96                               6,000
                      10.38                         12,000              98                              12,000
                      10.44                         20,000             105                               8,000
                      10.88                        212,667              95                             150,667
                      11.41                        125,000              38                              62,500
                      12.44                        100,000             102                              25,000
                      13.25                        417,000             103                             209,067
                      14.00                          1,000             103                                 667
                      14.31                         10,000             104                               4,000
                      14.88                         22,000             112                               4,400
                      14.94                          5,000             102                               2,000
                      15.00                        100,000             102                              66,667
                      15.31                        150,000             104                              16,666
                      16.25                         50,000             108                              50,000
                      16.63                        157,630             106                              72,924
                      18.00                        100,000             102                              66,667
                      18.31                         10,000             110                              10,000
                      21.60                        100,000             102                              66,667
                                                   -------                                              ------

                                                 3,066,048                                           1,540,008
             --------------------------------------------------------------------------------------------------

Options exercisable at January 31, 2001 totaled 1,540,008 with a weighted average exercise price of $10.17. Options exercisable at January 31, 2000 totaled 831,919 with a weighted average exercise price of $9.72. Options exercisable at January 31, 1999 totaled 235,673 with a weighted average exercise price of $5.82. The weighted average fair value of each option granted during the year was $3.47, $4.17 and $1.34 (at grant date) in 2001, 2000 and 1999, respectively.

The options above were issued at exercise prices which were equal to or exceeded quoted market price at the date of grant. At January 31, 2001, 1,600,904 shares were available for grant under the plans.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

        Year Ended January 31,                                           2001            2000            1999
        ------------------------------------------------------------------------------------------------------
        Net income                           As reported       $        5,834   $      10,111  $        3,866
                                             Pro forma                  4,776           9,374           3,766

        Basic earnings per share             As reported                 0.33            0.66            0.42
                                             Pro forma                   0.27            0.61            0.41

        Diluted earnings per share           As reported                 0.32            0.60            0.40
                                             Pro forma                   0.26            0.56            0.39
        ------------------------------------------------------------------------------------------------------

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

        Year Ended January 31,                                      2001              2000               1999
        ------------------------------------------------------------------------------------------------------
        Dividend yield                                                0%                0%                 0%
        Range of expected lives (years)                              3.0         1.5 - 3.0         1.0 - 2.05
        Range of expected volatility                              0.5552              0.49        0.30 - 0.40
        Risk-free interest rate                            4.92% - 6.82%     4.65% - 6.00%      4.11% - 5.66%
        ------------------------------------------------------------------------------------------------------

Stock Award Plan

In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 2001, 2000 or 1999.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid is as follows (in thousands):

        Year Ended January 31,                                    2001              2000                 1999
        ------------------------------------------------------------------------------------------------------
        Interest                                      $          2,241   $           999        $         357

        Income Taxes                                  $          7,433   $         5,653        $       2,222
        ------------------------------------------------------------------------------------------------------

In connection with the acquisitions in January 1999, the Company issued 2,091,008 shares of Common Stock and 1,473,281 shares of Class A Convertible Preferred Stock which were converted to an equal number of common shares on

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



March 30, 1999. An additional 12,987 shares of Common Stock was issued in fiscal year 2001 in connection with these acquisitions.

In connection with the acquisitions in February 1999, the Company issued 420,329 shares of Common Stock during fiscal year 2000 and 230,000 shares of Common Stock during fiscal year 2001.

In connection with the acquisition in September 1999, the Company issued 367,883 shares of Common Stock during fiscal year 2000 and 130,395 shares of Common Stock during fiscal year 2001.

The Company issued 40,000 shares of Common Stock as payment for the remaining balance of $180,000 on the unsecured note payable to former owners of acquired company. The number of shares was determined based on the quoted market price at the time of the exchange.

In conjunction with business acquisitions, the Company used cash as follows (in thousands):

                                                                                    Year Ended January 31,
                                                                                   2000                1999
-------------------------------------------------------------------------------------------------------------------
Fair Value of assets acquired, excluding cash                                $          59,612   $          37,843
Less:  Liabilities assumed and created upon acquisition                                 14,226               5,617
Less:  Stock issued                                                                      8,038              27,432
                                                                            ---------------------------------------

Net cash paid                                                                $          37,348   $           4,794
-------------------------------------------------------------------------------------------------------------------

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair values of each class of financial instruments for which it is practicable to estimate that value:

Trade Receivables and Income Taxes Receivable

The carrying amounts approximate fair value because of the short maturity of those instruments.

Marketable Securities

Fair value is based on quoted market prices.

Notes Receivable - Officer

The carrying amount of notes receivable - officer has been discounted to its present value.

Accounts Payable and Accrued Expenses, Income Taxes Payable and Amounts
  Due to Retailers

Carrying amounts are reasonable estimates of fair value due to the relatively short period between origination and expected repayment of these instruments.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Long-term Debt and Revolving Credit Facility

It is presumed that the carrying amount of the revolving credit facility is a reasonable estimate of fair value because the financial instrument bears a variable interest rate.

The carrying amount of other long-term debt has been discounted to its present value.

The estimated fair values of the Company's financial instruments are as follows:

                                                                          Carrying           Fair
              January 31, 2001                                             value             value
              ------------------------------------------------------------------------------------------
              Financial Assets
                      Trade receivables                              $        63,453   $         63,453
                      Income taxes receivable                        $         3,648   $          3,648
                      Marketable securities                          $         1,269   $          1,269

              Financial Liabilities
                      Accounts payable and accrued expenses          $         6,097   $          6,097
                      Due to retailers                               $         2,963   $          2,963
                      Long-term debt                                 $        31,896   $         31,888
              ------------------------------------------------------------------------------------------

              January 31, 2000
              ------------------------------------------------------------------------------------------

              Financial Assets
                      Trade receivables                              $        64,836   $         64,836
                      Notes receivable - officer                     $           975   $            920

              Financial Liabilities
                      Accounts payable and accrued expenses          $         9,239   $          9,239
                      Income taxes payable                           $         1,093   $          1,093
                      Due to retailers                               $         3,723   $          3,723
                      Long-term debt                                 $        32,389   $         32,314
              ------------------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17. SEGMENT FINANCIAL INFORMATION

The Company is engaged in two lines of business based on the reporting of senior management to the Chief Executive Officer. The reportable segments of the Company are services and display rack and store fixture manufacturing. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. Segment operating results are measured based on operating income. Intersegment sales eliminated were approximately $136,000 for the year ended January 31, 2001. There were no intersegment sales during the years ended January 31, 2000 or 1999.

                                                                           Display Rack &
                                                                           Store Fixture
                                                            Services       Manufacturing     Consolidated
                                                        ----------------------------------------------------
     Year Ended January 31, 2001
     ---------------------------------------------------
     Revenue                                                     $24,238            $67,646         $91,748
     Cost of Revenue                                              11,152             48,678          59,830
                                                        ----------------------------------------------------
     Gross Profit                                                 13,086             18,968          31,918
     Selling, General & Administrative                                                               20,032
                                                                                            ----------------
     Operating Income                                                                                11,886
     Other Expenses, net                                                                              2,276
                                                                                            ----------------
     Income Before Income Taxes                                                                      $9,610
                                                                                            ================

     Total Assets                                                $55,891           $101,217        $157,108
                                                        ====================================================

     Year Ended January 31, 2000
     ---------------------------------------------------
     Revenue                                                     $18,249            $64,239         $82,488
     Cost of Revenue                                               9,305             39,564          48,869
                                                        ====================================================
     Gross Profit                                                  8,944             24,675          33,619
     Selling, General & Administrative                                                               14,880
                                                                                            ----------------
     Operating Income                                                                                18,739
     Other Expenses, net                                                                              1,071
                                                                                            ----------------
     Income Before Income Taxes                                                                     $17,668
                                                                                            ================

     Total Assets                                                $48,408           $108,351        $156,759
                                                        ====================================================
     Year Ended January 31, 1999
     ---------------------------------------------------
     Revenue                                                     $14,229             $6,871         $21,100
     Cost of Revenue                                               6,659              4,609          11,268
                                                        ----------------------------------------------------
     Gross Profit                                                  7,570              2,262           9,832
     Selling, General & Administrative                                                                2,949
                                                                                            ----------------
     Operating Income                                                                                 6,883
     Other Expenses, net                                                                                350
                                                                                            ----------------
     Income Before Income Taxes                                                                      $6,533
                                                                                            ================

     Total Assets                                                $33,026            $32,762         $ 5,878
                                                        ====================================================

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY INFORMATION (Unaudited) (in thousands, except per share data)

                                                                  Quarter ended
                                         April 30           July 31         October 31        January 31
                                     ------------------------------------------------------------------------
      2001
      ----
      Total Revenue                            $24,861           $22,304           $26,259           $18,324
      Gross Profit                               9,733             7,582             9,970             4,633
      Net Income                                 2,974             1,767               652               441

      EPS - Diluted                              $0.16             $0.10             $0.04             $0.03

      2000
      ----
      Total Revenue                            $16,480           $15,985           $25,215           $24,808
      Gross Profit                               6,868             6,867             9,056            10,828
      Net Income                                 1,894             1,930             2,868             3,419

      EPS - Diluted                              $0.13             $0.12             $0.16             $0.19
      -------------------------------------------------------------------------------------------------------

19. SUBSEQUENT EVENTS (Unaudited)

On March 5, 2001 the Company signed a letter of intent to acquire 100% of InterLink and its operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor, for $1,200,000 in cash and 1,220,000 shares of the Company's common stock. Previously, on February 22, 2001, the Company had acquired 15% of InterLink's outstanding common shares and 294,497 shares of InterLink's Series B Convertible Preferred Stock for $6,330,000. Additionally, the Company loaned InterLink $4,170,000 in the form of a convertible note. InterLink may repay the note at any time until February 22, 2010, at which time the note will be automatically converted into 88,349 shares of common stock. The Company has the right to convert the note at any time after February 22, 2007 into 88,349 shares of common stock. The note bears interest at 8.4% per annum, payable quarterly.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE SOURCE INFORMATION MANAGEMENT COMPANY

Date: April 30, 2001               /S/ W. BRIAN RODGERS
                                   --------------------
                                   W. Brian Rodgers
                                   Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 30, 2001                     /S/ S. LESLIE FLEGEL
                                   --------------------
                                   S. Leslie Flegel
                                   Chairman of the Board, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)

April 30, 2001                     /S/ W. BRIAN RODGERS
                                   --------------------
                                   W. Brian Rodgers
                                   Secretary and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

April 30, 2001                     /S/ JAMES R. GILLIS
                                   -------------------
                                   James R. Gillis
                                   President and Chief Operating Officer
                                   Director

April 30, 2001                     /S/ ROBERT O. ADERS
                                   -------------------
                                   Robert O. Aders
                                   Director

April 30, 2001                     /S/ HARRY L. "TERRY" FRANC, III
                                   -------------------------------
                                   Harry L. "Terry" Franc, III
                                   Director

April 30, 2001                     /S/ ARON KATZMAN
                                   ----------------
                                   Aron Katzman
                                   Director

April 30, 2001                     /S/ RANDALL S. MINIX
                                   --------------------
                                   Randall S. Minix
                                   Director

April 30, 2001                     /S/ KENNETH F. TEASDALE
                                   -----------------------
                                   Kenneth F. Teasdale
                                   Director

Report of Independent Certified Public Accountants


Board of Directors
The Source Information Management Company
St. Louis, Missouri

The audits referred to in our report dated April 12, 2001, relating to the consolidated financial statements of The Source Information Management Company, which are referred to in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO Seidman, LLP
St. Louis, Missouri
April 12, 2001

                                   SCHEDULE II

                    The Source Information Management Company
                   Valuation and Qualifying Accounts Schedule
                                January 31, 2001

-----------------------------------------------------------------------------------------------------------------
               Column A                    Column B              Column C             Column D       Column E
                                                       -----------------------------
                                                                       Charged to
                                          Balance at    Charged to       other
                                         beginning of    costs and     accounts-                    Balance at
              Description                   period       expenses     describe (1)   Deductions   end of period
-----------------------------------------------------------------------------------------------------------------

Year ended January 31, 2001:
Allowance for doubtful accounts              1,122,734     1,477,411              -     1,202,563      1,397,582
Year ended January 31, 2000:
Allowance for doubtful accounts                469,658         4,830        648,246             -      1,122,734
Year ended January 31, 1999:
Allowance for doubtful accounts                460,898         8,760              -             -        469,658

(1)  Additions due to acquisitions

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER                           DESCRIPTION
          ---------           ---------------------------------------------
              3.1             Articles of Incorporation(1)
              3.2             Bylaws(1)
              3.3             Amendment to Articles of Incorporation(2)
              3.4             Amendments to Bylaws(2)
              3.5             Amendment to Articles of Incorporation(3)
              3.6             Amendment to Articles of Incorporation(4)
              4.1             Form of Common Stock Certificate(2)
              4.2             Form of Representative's Warrants(2)
              4.3             Form of Privately Issued Warrant(2)
              9.1             Voting Agreement dated January 7, 1999 between S. Leslie Flegel and Jonathan J. Ledecky(4)
             10.1             Form of Indemnity Agreement with Officers and Directors(1)
             10.2             Credit Agreement between The Source Information Management Company and Bank of
                              America, N.A. dated December 22, 1999(12)
             10.3             The Source Information Management Company Amended and Restated 1995 Incentive Stock
                              Option Plan (14)
             10.4             The Source Information Management Company Stock Award Plan(6)
             10.5             Form of Employment Agreement with W. Brian Rodgers(2)
             10.6             Employment and Non-Competition Agreement with James R. Gillis dated as of December
                              14, 1998(10)
             10.6.1           Amendment to Employment and Non-Competition Agreement with James R. Gillis dated as of
                              August 3, 2000*
             10.7             Employment Agreement with Richard A. Jacobsen dated as of March 24, 1999(10)
             10.8             Agreement with Dwight L. DeGolia(2)
             10.9             Form of Financial Consulting Agreement with Donald & Co. Securities Inc.(2)
             10.10            Agreement and Plan of Merger dated as of January 7, 1999 by and among The Source
                              Information Management Company, Source-U.S. Marketing Services, Inc., U.S. Marketing
                              Services, Inc. and U.S. Marketing Shareholders(8)
             10.11            Asset Purchase Agreement dated as January 7, 1999 by and among The Source
                              Information Management Company and Yeager Industries, Inc.(8)
             10.12            Asset Purchase Agreement dated as of February 1, 1999 by and among The Source
                              Information Management Company, Chestnut Display Systems, Inc. and Chestnut Display
                              Systems (North), Inc.(9)
             10.13            Asset Purchase Agreement dated as of February 26, 1999 by and among The Source
                              Information Management Company, MYCO, Inc. and RY, Inc.(9)
             10.14            Amendment to Asset Purchase Agreement dated as of February 26, 1999 by and among The
                              Source Information Management Company, MYCO, Inc. and RY, Inc.(9)
             10.15            Asset Purchase Agreement dated March 19, 1999 between The Source Information
                              Management Company, The Source-Canada Corp. and 132127 Canada Inc.(4)
             10.16            Real Estate Sale Contract dated as of April 20, 1999 by and between 711 Gallimore
                              Partnership and The Source Information Management Company (4)
             10.17            Consulting agreement dated August 31, 1998 between Herbert A. Hardt and The Source
                              Information Management Company(2)
             10.18            Asset Purchase Agreement dated as of September 21, 1999 by and among Huck Store Fixture
                              Company of North Carolina, Source-Huck Store Fixture Company, Arrowood, Inc., Bryce
                              Russell, Jr. and Sybil Russell (11)
             10.19            Irrevocable Letter of Credit No. 3022930 dated February 8, 2000, issued by Bank of America,
                              N.A. in the amount of $4,073,973 upon the request of Source-Myco, Inc., a Delaware corporation, and The Source Information Management Company, a Missouri corporation, in respect to the Industrial Project Revenue Bonds, Series 1995, issued pursuant to the Indenture of Trust dated as of January 1, 1995 between the City of Rockford, Illinois and Amalgamated
                              Bank of Chicago, as trustee(13)
             10.20            The Source Information Management Company Amended and Restated 1998 Omnibus
                              Plan(14)
             10.21            Employment Agreement Between The Source Information Management Company and S.

                              Leslie Fegel dated February 6, 2001*
             10.22            Employment Agreement Between The Source Information Management Company and Jason
                              S. Flegel dated January 3, 2001*
             10.23            Employment and Non-Competition Agreement Between The Source Information Management
                              Company and Monte Weiner dated August 3, 2000*
             10.24            Form of Letter of Intent between The Source Information Management Company and The
                              InterLink Companies, Inc. with respect to The Source Information Management Company acquiring 100% of the stock of The InterLink Companies, Inc.*
             21.1             Subsidiaries of the Company*
             23.1             Consent of BDO Seidman, LLP*
----------


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

(8) Incorporated by reference to Current Report on Form 8-K filed on January 22, 1999

(9) Incorporated by reference to Current Report on Form 8-K filed on March 12, 1999

(10) Incorporated by reference to Form 10-KSB for the fiscal year ended January 31, 1999

(11) Incorporated by reference to Current Report on Form 8-K filed on October 6, 1999

(12) Incorporated by reference to Form 10-K for the fiscal year ended January 31, 2000

(13) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000

(14) Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2000

