Form 10-Q
period 2001-04-30
SOURCE INFORMATION MANAGEMENT CO
filed 2001-06-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended April 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number 1-13437
                       -------

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
                       (D/B/A SOURCE INTERLINK COMPANIES)
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


                                 (314) 995-9040
              (Registrant's Telephone Number, Including Area Code)


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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding on May 31, 2001

       Common Stock, $.01 Par Value                     17,257,108

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
                        D/B/A SOURCE INTERLINK COMPANIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              April 30, 2001 and January 31, 2001

              Consolidated Statements of Income for the three months ended April 30, 2001 and 2000

              Consolidated Statements of Comprehensive Income for the three months ended April 30, 2001 and 2000

              Consolidated Statement of Stockholders'
              Equity for the three months ended April 30, 2001

              Consolidated Statements of Cash Flows for the three months ended April 30, 2001 and 2000

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

ITEM 3.       Defaults Upon Senior Securities

ITEM 4.       Submission of Matters to a Vote of Security Holders

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K



                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                           (unaudited)
                                                                                         April 30, 2001     January 31, 2001
=============================================================================================================================

ASSETS
CURRENT
      Cash                                                                                 $      1,552         $      1,085
      Trade receivables (net of allowance for doubtful accounts of $1,398 at April
      30, 2001 and January 31, 2001)                                                             66,462               63,453
      Income taxes receivable                                                                     3,509                3,648
      Inventories (Note 3)                                                                        5,706                6,294
      Other current assets (Note 2)                                                               1,326                1,247
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             78,555               75,727
=============================================================================================================================

Land                                                                                              2,233                2,233
Plants and buildings                                                                             12,236               11,990
Office equipment and furniture                                                                   13,205               13,155
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                   27,674               27,378
Less accumulated depreciation and amortization                                                    5,646                5,246
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               22,028               22,132
=============================================================================================================================

OTHER ASSETS
      Goodwill, net of accumulated amortization of $7,101 and $6,350, at April 30,
      2001 and January 31, 2001, respectively                                                    54,912               55,716
      Investment (Note 4)                                                                        10,624                    -
      Marketable securities                                                                         679                1,269
      Other                                                                                       3,044                2,264
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                               69,259               59,249
=============================================================================================================================

                                                                                           $    169,842         $    157,108
=============================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                          (unaudited)
                                                                                        April 30, 2001     January 31, 2001
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                                 $      3,614          $     3,818
     Accounts payable and accrued expenses                                                        6,163                6,097
     Due to retailers                                                                             4,694                2,693
     Deferred income taxes                                                                          858                  715
     Current maturities of long-term debt (Note 5)                                                  116                  116
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        15,445               13,439
=============================================================================================================================
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                                 40,567               31,780
=============================================================================================================================
DEFERRED INCOME TAXES                                                                                 -                   88
=============================================================================================================================
TOTAL LIABILITIES                                                                                56,012               45,307
=============================================================================================================================

COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 18,373,828 issued and 17,257,108 outstanding at April 30, 2001 and 18,372,332 issued and
     17,255,612 outstanding at January 31, 2001                                                     183                  183
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at April 30, 2001 and January 31, 2001                                               -                    -
     Additional paid-in-capital                                                                  97,780               97,773
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                   97,963               97,956
Accumulated other comprehensive (loss) income                                                   (1,923)              (1,420)
Retained earnings                                                                                24,237               21,712
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                120,277              118,248
Less:  Treasury Stock (1,116,720 shares at cost at April 30, 2001 and January
31, 2001)                                                                                        (6,447)              (6,447)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      113,830              111,801
=============================================================================================================================

                                                                                           $    169,842          $   157,108
=============================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                                                            Three Months Ended April 30,
                                                                                                2001            2000
===========================================================================================================================
Service Revenues                                                                            $     5,138       $      5,543
Product Sales                                                                                    13,119             19,318
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 18,257             24,861
---------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                                                          2,502              2,923
Cost of Goods Sold                                                                               10,139             12,205
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 12,641             15,128
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  5,616              9,733
Selling, General and Administrative Expense                                                       4,049              4,064
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                                  1,567              5,669
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                                                          81                 15
            Interest expense                                                                       (613)              (480)
            Other                                                                                 1,975                 20
---------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                                      1,443               (445)
===========================================================================================================================
Income Before Income Taxes                                                                        3,010              5,224
Income Tax Expense                                                                                  485              2,250
===========================================================================================================================
Net Income                                                                                  $     2,525       $      2,974
===========================================================================================================================

Earnings per Share - Basic                                                                  $       .15       $        .17
---------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 6)                                          17,257             17,491
---------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                                                                $       .15       $        .16
---------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 6)                                        17,384             19,125
===========================================================================================================================

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)

                                                                                            Three Months Ended April 30,
                                                                                                2001            2000
===========================================================================================================================
Net Income                                                                                  $     2,525       $      2,974
Unrealized Loss on Available-for-Sale Securities, net                                              (354)                 -
of tax
Foreign Currency Translation Adjustment                                                            (149)               (79)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                        $     2,022       $      2,895
---------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)


                                      Common Stock      Additional                    Other        Treasury Stock         Total
                              ------------------------- Paid - in    Retained     Comprehensive  ------------------   Stockholders'
                                   Shares     Amount     Capital     Earnings         Income     Shares     Amount       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2001         18,372,332  $    183   $   97,773   $  21,712      $(1,420)    1,116,720  $ (6,447)  $  111,801

Foreign currency
translation adjustment                                                                  (149)                                (149)

Net unrealized holding
loss on available-for-sale                                                              (354)                                (354)
securities

Other                                  1,496                      7                                                             7

Net income                                                                2,525                                             2,525

---------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2001           18,373,828  $    183   $   97,780   $  24,237      $(1,923)    1,116,720  $ (6,447)  $  113,830
=================================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Three Months Ended April 30,                                                                 2001             2000
=======================================================================================================================
OPERATING ACTIVITIES
     Net income                                                                          $     2,525       $     2,974
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        1,281             1,153
          Loss on disposition of equipment                                                       126                 -
          Deferred income taxes                                                                  291               309
          Other                                                                                   58               (28)
          Changes in assets and liabilities:
             Increase in accounts receivable                                                  (3,156)           (6,623)
             Decrease in inventories                                                             588             1,663
             Increase in other assets                                                           (813)           (1,602)
             Increase (decrease) in accounts payable and accrued                                  67            (3,517)
             expenses
             Increase (decrease) in amounts due to retailers                                   2,000            (2,308)
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                2,967            (7,979)
=======================================================================================================================

INVESTMENT ACTIVITIES
     Capital expenditures                                                                       (516)             (782)
     Collections on loan to officer                                                                -               174
     Investment in InterLink                                                                 (10,624)                -
     Other                                                                                        57                 -
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (11,083)             (608)
=======================================================================================================================

FINANCING ACTIVITIES
     (Decrease) increase in checks issued against future deposits                               (204)            3,409
     Proceeds from issuance of Common Stock                                                        -             2,125
     Borrowings under credit facility                                                         29,646            24,311
     Principal payments on credit facility                                                   (20,859)          (20,846)
     Common Stock reacquired                                                                       -               (95)
     Deferred loan costs                                                                           -               (56)
     Other                                                                                         -                (7)
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          8,583             8,841
=======================================================================================================================

INCREASE IN CASH                                                                                 467               254

CASH, beginning of period                                                                      1,085             1,738
-----------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                      $     1,552       $     1,992
=======================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

The consolidated financial statements as of April 30, 2001 and for the three month periods ended April 30, 2001 and 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2001. The results of operations for the three month period ended April 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

3.       INVENTORIES

Inventories consist of the following (in thousands):

                                                           April 30, 2001              January 31, 2001
         =================================================================================================
         Raw materials                                       $        2,877              $          3,072
         Work-in-process                                              1,232                         1,470
         Finished goods                                               1,597                         1,752
         -------------------------------------------------------------------------------------------------

                                                             $        5,706              $          6,294
         =================================================================================================

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.       INVESTMENT

On February 22, 2001, the Company acquired 15% of the outstanding common shares of The InterLink Companies, Inc. ("InterLink") and 294,497 shares of InterLink's Series B Convertible Preferred Stock for $6,330,000. Additionally, the Company loaned InterLink $4,170,000 in the form of a convertible note. InterLink may repay the note at any time until February 22, 2010, at which time the note will be automatically converted into 88,349 shares of common stock. The Company has the right to convert the note at any time after February 22, 2007 into 88,349 shares of common stock. The note bears interest at 8.4% per annum, payable quarterly. InterLink has various operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor.

On May 31, 2001 the Company acquired the remaining outstanding shares of InterLink for $1,200,000 in cash and 980,000 shares of the Company's common stock.

5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                          April 30,         January 31,
                                                                            2001                2001
       ===================================================================================================
       Revolving Credit Facility                                        $       36,552   $         27,761

       Industrial Revenue Bonds                                                  4,000              4,000

       Unsecured note payable to former owner of acquired company,
       7% annual interest, payable in two annual installments
       beginning in September 2000                                                 100                100

       Other                                                                        31                 35

       ---------------------------------------------------------------------------------------------------
       Total Long-term Debt                                                     40,683             31,896

       Less current maturities                                                     116                116
       ---------------------------------------------------------------------------------------------------

       Long-term Debt                                                   $       40,567   $         31,780
       ===================================================================================================

On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A., replacing its previous credit agreement with Wachovia Bank, N.A. The credit agreement enables the Company to borrow up to $50 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at April 30, 2001. The availability at April 30, 2001 on the revolving credit facility was approximately $9.4 million.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

6.       EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                                        Three Months Ended
                                                                                             April 30,
                                                                                         2001         2000
           ----------------------------------------------------------------------------------------------------
           Basic weighted average number of common shares
           outstanding                                                                     17,257       17,491

           Effect of dilutive securities:
              Stock options and warrants                                                      127        1,634
           ----------------------------------------------------------------------------------------------------

           Diluted weighted average number of common shares
           outstanding                                                                     17,384       19,125
           ====================================================================================================

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Three Months Ended April 30,                                           2001                    2000
           ====================================================================================================
           Interest                                                        $       589            $        350

           Income Taxes                                                    $        53            $      5,108
           ====================================================================================================

In April 2000, the parties terminated the earnout provision with the previous owner of Yeager Industries, Inc. and the Company issued 12,987 shares of the Company's common stock.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


8.       SEGMENT FINANCIAL INFORMATION

The Company is engaged in two lines of business based on the reporting of senior management to the Chief Executive Officer. The reportable segments of the Company are services and display rack and store fixture manufacturing. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. Segment operating results are measured based on gross profit. There were no intersegment sales during the quarters ended April 30, 2001 or 2000.

                                                                           Display Rack &
                                                                           Store Fixture
                                                            Services       Manufacturing     Consolidated
     (in thousands)                                     ----------------------------------------------------
     Three Months Ended April 30, 2001
     ---------------------------------------------------
     Revenue                                                      $5,138            $13,119         $18,257
     Cost of Revenue                                               2,502             10,139          12,641
                                                        ----------------------------------------------------
     Gross Profit                                                  2,636              2,980           5,616
     Selling, General & Administrative                                                                4,049
                                                                                            ----------------
     Operating Income                                                                                 1,567
     Other Income (Expenses), net                                                                     1,443
                                                                                            ----------------
     Income Before Income Taxes                                                                      $3,010
                                                                                            ================

     Total Assets                                                $70,419            $99,423        $169,842
                                                        ====================================================

     Three Months Ended April 30, 2000
     ---------------------------------------------------
     Revenue                                                     $ 5,543           $ 19,318        $ 24,861
     Cost of Revenue                                               2,923             12,205          15,128
                                                        ----------------------------------------------------
     Gross Profit                                                  2,620              7,113           9,733
     Selling, General & Administrative                                                                4,064
                                                                                            ----------------
     Operating Income                                                                                 5,669
     Other Income (Expenses), net                                                                      (445)
                                                                                            ----------------
     Income Before Income Taxes                                                                     $ 5,224
                                                                                            ================

     Total Assets                                               $ 60,644          $ 102,595       $ 163,239
                                                        ====================================================

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                                                       THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                       ------------------
                                                                                       2001         2000
                                                                                       ----         ----
           Service Revenues                                                             28.1%        22.3%
           Product Sales                                                                71.9         77.7
                                                                                       -----        -----
               Total Revenues                                                          100.0        100.0
           Cost of Service Revenues                                                     13.7         11.8
           Cost of Goods Sold                                                           55.5         49.1
                                                                                       -----        -----
               Gross Profit                                                             30.8         39.1
           Selling, General and Administrative Expense                                  22.2         16.3
                                                                                       -----        -----
               Operating Income                                                          8.6         22.8
           Interest Expense, Net                                                        (2.9)        (1.9)
           Other Income (Expense), Net                                                  10.8          0.1
                                                                                       -----        -----
           Income Before Income Taxes                                                   16.5         21.0
                                                                                       -----        -----
               Net Income                                                               13.8%        12.0%
                                                                                       =====        =====

QUARTER ENDED APRIL 30, 2001 COMPARED TO QUARTER ENDED APRIL 30, 2000

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN/Store Level Data and front-end management, accounted for approximately 28.1% and 22.3% of our revenues for the quarters ended April 30, 2001 and 2000, respectively. Service revenues of $5.1 million in first quarter of fiscal 2002 decreased $0.4 million compared to the first quarter of fiscal 2001. The decrease is due mainly to revenue from a front-end management promotion performed during the quarter ended April 30, 2000.

Product Sales. Manufacturing display racks and store fixtures accounted for approximately 71.9% and 77.7% of our revenues for the quarters ended April 30, 2001 and 2000, respectively. Product sales of $13.1 million in the first quarter of fiscal 2002 decreased $6.2 million compared to the first quarter of fiscal 2001 due to reduced volume and, to a small degree, pricing. Volume was impacted by a major customer reducing its number of store openings and postponements of anticipated orders from other customers. Although we enjoy a significant market share which we believe is in excess of 60%, we continue to experience a limited degree of pricing pressure.

Gross Profit. Gross profit decreased to $5.6 million in the quarter ended April 30, 2001 from $9.7 million in quarter ended April 30, 2000, a decrease of approximately $4.1 million. Gross profit of the services segment was $2.6 million for each of the quarters ended April 30, 2001 and 2000. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs, which include administrative costs. Gross profit of the manufacturing segment was $3.0 million for the quarter ended April 30, 2001 compared to $7.1 million for the quarter ended April 30, 2000. Since a significant portion of the costs of goods sold are essentially fixed, rather than variable, the decrease in product sales caused the gross profit percentage to decline from 36.8% to 22.7%. However, direct materials and direct labor as a percentage of sales only increased from approximately 49.7% to 53.9%. Additionally, we incurred considerable start up costs in prototype production for a new customer that placed a substantial order in May 2001.

Selling, General and Administrative Expense. Selling, general and administrative expense remained constant at $4.0 million for the quarter ended April 30, 2001 compared to $4.1 million quarter for the quarter ended April 30, 2000. Selling, general and administrative expense as a percentage of revenues increased from 16.3% in the first quarter of fiscal 2001 to 22.2% in the first quarter of fiscal 2002 due to the generally fixed nature of these expenses and the decrease in revenues.

Interest Expense. Interest expense for the quarter ended April 30, 2001 increased $133,000 compared to the quarter ended April 30, 2000 principally due to the increase in the average balance outstanding on our credit facility from approximately $22.6 million during the first quarter of fiscal 2001 to $34.1 million during the first quarter of fiscal 2002 partially offset by declining interest rates.

Other Income. Other income for the quarter ended April 30, 2001 increased $1.9 million over the quarter ended April 30, 2000 primarily as a result of life insurance proceeds received during the first quarter of fiscal 2002.

Income Tax Expense. The effective income tax rates for the quarters ended April 30, 2001 and 2000 were 16.1% and 43.1%, respectively. The effective income tax rate for the quarter ended April 30, 2001 varied significantly from the federal statutory rate due to the non-taxable life insurance proceeds received during the quarter. Both the rate for the quarter ended April 30, 2000, as well as the rate for the quarter ended April 30, 2001, varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

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

During the three months ended April 30, 2001, we advanced approximately $20.8 million under the Advance Pay Program. During fiscal 2001, 2000 and 1999, we advanced approximately $84.8 million, $68.9 million and $59.8 million, respectively, under the Advance Pay Program. These advances grew by 23.1% from fiscal 2000 to fiscal 2001 and 15.2% from fiscal 1999 to fiscal 2000. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the quarter ended April 30, 2001, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $3.0 million for the three months ended April 30, 2001 was primarily from net income, non cash items of depreciation and amortization and the increase in amounts due retailers offset by increases in accounts receivable and other assets. The average collection period for the twelve months ended April 30, 2001 was approximately 172 days (considered to be within an acceptable range by management based on the nature of our business and historical experience). The collection period cannot be calculated by examining our financial statements because reported revenue associated with the Advance Pay Program includes only our commission, which is the difference between what we advance the retailer and what is due from the publisher. The receivable equals the amount due from the publisher, not the amount of revenue recorded. If the revenues were reported in a manner consistent with the recording of the receivables, revenues would have been approximately $84.0 million higher than reported, or approximately $175.2 million. Dividing the average accounts receivable into $175.2 million results in an average collection period of approximately 172 days. Net cash used by operating activities of $8.0 million for the three months ended April 30, 2000 was primarily from the increase in accounts receivable, decreases in accounts payable and accrued expenses and amounts due to retailers offset by net income and a decrease in inventories.

Net cash used in investing activities was $11.1 million for the three months ended April 30, 2001 and $0.6 million for the three months ended April 30, 2000. The primary use of cash during the quarter ended April 30, 2001 was for the investment in InterLink. Net cash provided by financing activities was $8.6 million in the three months ended April 30, 2001 and $8.8 million in the three months ended April 30, 2000.

At April 30, 2001, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2002.

At April 30, 2001, our total long-term debt obligations were approximately $40.6 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the LIBOR plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4% per annum on the difference between $25.0 million and the average principal amount outstanding under the loan (if less than $25.0 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25.0 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

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

On February 22, 2001, the Company acquired 15% of the outstanding common shares of The InterLink Companies, Inc. ("InterLink") and 294,497 shares of InterLink's Series B Convertible Preferred Stock for $6,330,000. Additionally, the Company loaned InterLink $4,170,000 in the form of a convertible note. InterLink may repay the note at any time until February 22, 2010, at which time the note will be automatically converted into 88,349 shares of common stock. The Company has the right to convert the note at any time after February 22, 2007 into 88,349 shares of common stock. The note bears interest at 8.4% per annum, payable quarterly. InterLink has various operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor. On May 31, 2001 the Company acquired the remaining outstanding shares of InterLink for $1,200,000 in cash and 980,000 shares of the Company's common stock.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended April 30, 2001.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) There were no Current Reports on Form 8-K filed during the quarter ended April 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY d/b/a SOURCE INTERLINK COMPANIES


Date:  June 14, 2001                         /S/ W. BRIAN RODGERS
                                             --------------------
                                             W. Brian Rodgers
                                             Chief Financial Officer