Form 10-Q
period 2001-07-31
SOURCE INFORMATION MANAGEMENT CO
filed 2001-09-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended July 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to _________

         Commission file number   1-13437
                                 ---------

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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding on August 31, 2001
      Common Stock, $.01 Par Value                     18,235,699

                    THE SOURCE INFORMATION MANAGEMENT COMPANY
                        D/B/A SOURCE INTERLINK COMPANIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              July 31, 2001 and January 31, 2001

              Consolidated Statements of Income for the three months and six months ended July 31, 2001 and 2000

              Consolidated Statements of Comprehensive Income for the three months and six months ended July 31, 2001 and 2000

              Consolidated Statement of Stockholders'
              Equity for the six months ended July 31, 2001

              Consolidated Statements of Cash Flows for the six months ended July 31, 2001 and 2000

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

ITEM 5.       Other Information

ITEM 6.       Exhibits and Reports on Form 8-K

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                          (unaudited)
                                                                                         July 31, 2001     January 31, 2001
============================================================================================================================
ASSETS

CURRENT

      Cash                                                                                 $      1,930         $      1,085

      Trade receivables, net of allowance for doubtful accounts of $8,223 and
      $1,398 at July 31, 2001 and January 31, 2001, respectively                                 64,155               63,453

      Income taxes receivable                                                                     4,053                3,648

      Inventories (Note 2)                                                                       17,868                6,294

      Other current assets                                                                        2,438                1,247
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             90,444               75,727
============================================================================================================================

Land                                                                                              2,233                2,233

Plants and buildings                                                                             12,623               11,990

Office equipment and furniture                                                                   16,370               13,155
----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                   31,226               27,378

Less accumulated depreciation and amortization                                                    6,270                5,246
----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               24,956               22,132
============================================================================================================================

OTHER ASSETS

      Goodwill, net of accumulated amortization of $8,418 and $6,350, at July 31,
      2001 and January 31, 2001, respectively                                                   121,713               55,716

      Marketable securities                                                                         455                1,269

      Other                                                                                       2,776                2,264
----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                              124,944               59,249
============================================================================================================================

                                                                                           $    240,344         $    157,108
============================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                          (unaudited)
                                                                                        July 31, 2001      January 31, 2001
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Checks issued against future deposits                                                 $      7,310          $     3,818

     Accounts payable and accrued expenses                                                       43,481                6,097

     Due to retailers                                                                             3,576                2,693

     Deferred income taxes                                                                        1,142                  715

     Current maturities of long-term debt (Note 4)                                               20,088                  116
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        75,597               13,439
============================================================================================================================
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 4)                                                 44,490               31,780
============================================================================================================================
DEFERRED INCOME TAXES                                                                                 -                   88
============================================================================================================================
TOTAL LIABILITIES                                                                               120,087               45,307
============================================================================================================================

COMMITMENTS
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Contributed Capital:

     Common Stock, $.01 par - shares authorized, 40,000,000; 19,355,945 issued and 18,234,225 outstanding at July 31, 2001 and 18,372,332 issued and
     17,255,612 outstanding at January 31, 2001                                                     193                  183

     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at July 31, 2001 and January 31, 2001                                                -                    -

     Additional paid-in-capital                                                                 103,227               97,773
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                  103,420               97,956

Accumulated other comprehensive (loss) income                                                    (2,108)              (1,420)

Retained earnings                                                                                25,413               21,712
----------------------------------------------------------------------------------------------------------------------------
                                                                                                126,725              118,248
Less:  Treasury Stock (1,121,720 and 1,116,720 shares at cost at July 31, 2001
and January 31, 2001, respectively)                                                              (6,468)              (6,447)
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      120,257              111,801
============================================================================================================================

                                                                                           $    240,344          $   157,108
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                              Three Months Ended July 31,         Six Months Ended July 31,
                                                                 2001             2000              2001            2000
=============================================================================================================================
Service Revenues                                           $       5,304  $          4,993    $    10,441       $     10,537

Product Sales                                                     52,098            17,311         65,218             36,629
-----------------------------------------------------------------------------------------------------------------------------
                                                                  57,402            22,304         75,659             47,166
-----------------------------------------------------------------------------------------------------------------------------
Cost of Service Revenues                                           2,773             2,965          5,275              5,888

Costs of Goods Sold                                               42,388            11,757         52,527             23,962
-----------------------------------------------------------------------------------------------------------------------------
                                                                  45,161            14,722         57,802             29,850
-----------------------------------------------------------------------------------------------------------------------------
                                                                  12,241             7,582         17,857             17,316

Selling, General and Administrative Expense                        7,598             3,272         10,877              6,597

Amortization of Goodwill                                           1,297               740          2,066              1,480
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                   3,346             3,570          4,914              9,239
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)

            Interest income                                           43                13            123                 27

            Interest expense                                        (878)             (644)        (1,491)            (1,124)

            Other                                                    140                41          2,115                 62
=============================================================================================================================
Total Other Income (Expense)                                        (695)             (590)           747             (1,035)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                         2,651             2,980          5,661              8,204

Income Tax Expense                                                 1,475             1,213          1,960              3,463
=============================================================================================================================
Net Income                                                 $       1,176  $          1,767    $     3,701       $      4,741
=============================================================================================================================

Earnings per Share - Basic                                 $         .07  $            .10    $       .21       $        .27
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Basic (Note 5)           17,907            17,653         17,587             17,571
-----------------------------------------------------------------------------------------------------------------------------

Earnings per Share - Diluted                               $         .07  $            .10    $       .21       $        .25
-----------------------------------------------------------------------------------------------------------------------------

Weighted Average of Shares Outstanding - Diluted (Note 5)         18,088            18,594         17,741             18,830
=============================================================================================================================

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)

                                                              Three Months Ended July 31,         Six Months Ended July 31,
                                                                2001             2000              2001            2000
===========================================================================================================================
Net Income                                               $       1,176  $          1,767    $     3,701       $      4,741
Unrealized Loss on Available-for-Sale Securities, net
of tax                                                            (134)             (617)          (200)              (617)

Foreign Currency Translation Adjustment                            (51)               (5)          (488)               (84)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                     $         991  $          1,145    $     3,013       $      4,040
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

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)

                                 Common Stock      Additional                   Other            Treasury Stock            Total
                               -----------------   Paid - in    Retained    Comprehensive     ---------------------    Stockholders'
                               Shares     Amount    Capital     Earnings        Income        Shares         Amount        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2001   18,372,332    $  183   $   97,773   $  21,712      $(1,420)      1,116,720     $ (6,447)    $  111,801

Issuance of common             980,025        10        5,439                                                                5,449
stock related to the
acquisition of The
Interlink Companies,
Inc.

Purchase of treasury stock                                                                       5,000          (21)           (21)

Foreign currency                                                                  (200)                                       (200)
translation adjustment

Net unrealized holding loss                                                       (488)                                       (488)
on available-for-sale
securities

Other                            3,588                     15                                                                   15

Net income                                                          3,701                                                    3,701
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001      19,355,945    $  193   $  103,227   $  25,413      $(2,108)      1,121,720     $ (6,468)    $  120,257
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Six Months Ended July 31,                                                                    2001             2000
======================================================================================================================
OPERATING ACTIVITIES

     Net income                                                                          $     3,701       $     4,741
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        3,271             2,393
          Provision for losses on accounts receivable                                            121                 -
          Loss on disposition of equipment                                                       164                 -
          Deferred income taxes                                                                  665               466
          Other                                                                                   82                13
          Changes in assets and liabilities:
             Increase in accounts receivable                                                 (11,074)           (6,236)
             Decrease in inventories                                                             782             1,980
             Decrease (increase) in other assets                                                 742            (2,902)
             Increase (decrease) in accounts payable and accrued                               1,461            (3,524)
             expenses
             Increase (decrease) in amounts due to retailers                                     883            (2,220)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  798            (5,289)
======================================================================================================================

INVESTMENT ACTIVITIES

     Capital expenditures                                                                     (1,607)           (1,556)
     Collections on loan to officer                                                                                174
     Acquisition of The Interlink Companies, Inc., net of cash                               (13,679)                -
     acquired
     Investment                                                                                    -            (3,500)
     Other                                                                                        82               (24)
----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (15,204)           (4,906)
======================================================================================================================

FINANCING ACTIVITIES

     Increase (decrease) in checks issued against future deposits                              2,713              (645)
     Proceeds from issuance of Common Stock                                                        -             3,220
     Borrowings under credit facility                                                         78,804            52,640
     Principal payments on credit facility                                                   (66,245)          (43,486)
     Common Stock reacquired                                                                     (21)           (1,299)
     Deferred loan costs                                                                           -               (57)
     Other                                                                                         -               (13)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         15,251            10,360
======================================================================================================================

INCREASE IN CASH                                                                                 845               165

CASH, beginning of period                                                                      1,085             1,738
----------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                      $     1,930       $     1,903
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The consolidated financial statements as of July 31, 2001 and for the three month and six month periods ended July 31, 2001 and 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2001 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2001 and in the financial statements and notes thereto of Interlink Companies, Inc. and International Periodical Distributors Group included in the Company's Form 8-K/A filed on August 14, 2001. The results of operations for the three month and six month periods ended July 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

2.       INVENTORIES

Inventories consist of the following (in thousands):

                                  July 31, 2001          January 31, 2001
         ================================================================
         Raw materials            $        2,667         $          3,072
         Work-in-process                   2,198                    1,470
         Finished goods                    1,372                    1,752
         Magazine inventory               11,631                        -
         ----------------------------------------------------------------

                                  $       17,868         $          6,294
         ================================================================

Magazine and periodical inventories are returnable to the publishers for full credit in the event of non-sale.

3.       BUSINESS COMBINATIONS

On February 22, 2001, the Company acquired 15% of the outstanding common shares of The InterLink Companies, Inc. ("InterLink") and 294,497 shares of InterLink's Series B Convertible Preferred Stock for $6,330,000. InterLink has various operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor. On May 31, 2001 the Company acquired the remaining outstanding shares of InterLink for $1,200,000 in cash and 980,025 shares of the Company's common stock, valued at the time of acquisition at $5.4 million.

Prior to consummation of the acquisition of Interlink, we performed services for Interlink for which we were compensated. However, such compensation was collected by issuing 240,000 fewer shares, valued at $1.3 million, in

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

connection with the acquisition. Thus, no revenue was recorded relating to the provision of such services and the Company was compensated through a reduction of the purchase price.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $67.6 million and is being amortized straight line over 20 years.

The Company has not yet finalized a plan to relocate or terminate employees of Interlink as of July 31, 2001. The unresolved issues include liabilities for severance packages and relocation expenses. Upon finalization of the plan, the Company will increase goodwill related to the allocation of the acquisition cost of Interlink.

In conjunction with the acquisition, the Company used cash as follows:

                    Fair Value of assets acquired, excluding cash             $           75,953
                    Less:  Liabilities assumed and created upon acquisition               56,825
                    Less:  Stock issued                                                    5,449
                                                                              ------------------

                    Net cash paid                                             $           13,679
                                                                              ==================

Unaudited pro forma results of operations for the six month period ended July 31, 2001 and 2000 for the Company and The Interlink Companies, Inc. are listed below (in thousands):

                                                            Six months ended    Six months ended
                                                              July 31, 2001       July 31, 2000
                    ------------------------------------------------------------------------------
                    Total Revenues          As reported       $        75,659   $        47,166
                                            Pro forma                 136,331           139,801
                    Net Income (Loss)       As reported                 3,701             4,741
                                            Pro forma                  (6,667)            3,885

                    Earnings Per Share
                         Basic              As reported       $           .21   $           .27
                         Diluted            As reported                   .21               .25
                         Basic              Pro forma                    (.36)              .21
                         Diluted            Pro forma                    (.36)              .20
                    ------------------------------------------------------------------------------

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                            July 31,          January 31,
                                                                              2001                2001
=========================================================================================================
Revolving Credit Facility - Bank of America                                $  38,855           $  27,761

Revolving Credit Facility - Congress Financial Corporation                    14,072                   -

Term loan - Congress Financial Corporation                                     3,444                   -

Industrial Revenue Bonds                                                       4,000               4,000

Notes payable to former owner of acquired company, 12% annual interest payable quarterly; two equal remaining installments due February 2002
and August 2002                                                                2,500                   -

Note payable to former owner of acquired company, 12% annual interest,
payable in four quarterly installments beginning May 2001                        750                   -

Note payable to former owner of acquired company, interest prime plus 1%
compounded semi-annually, payable in two remaining installments in March
2002 and March 2003                                                              400                   -

Other                                                                            557                 135

---------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                          64,578              31,896

Less current maturities                                                       20,088                 116
---------------------------------------------------------------------------------------------------------

Long-term Debt                                                             $  44,490           $  31,780
=========================================================================================================

The Company has an unsecured credit agreement with Bank of America, N.A. The credit agreement enables the Company to borrow up to $50 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at July 31, 2001. The availability at July 31, 2001 on the revolving credit facility was approximately $7.1 million.

The Company has Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford issued $4.0 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America ("the Bank") has issued an unsecured letter of credit for $4.1 million in connection with the IRB with an initial expiration date of April 20, 2001. As provided in the reimbursement agreement, the expiration date

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

shall automatically extend for successive additional periods of one calendar month until the twentieth day of the thirteenth month following receipt of a notice of non-extension from the Bank. To date, no such notice of non-extension has been received and management does not expect such notice to be given by the Bank in the foreseeable future. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

In connection with the acquisition of Interlink, the Company assumed Interlink's secured credit facility with Congress Financial Corporation ("Congress"). On February 22, 2001, Interlink entered into the credit facility with Congress. The credit agreement includes a $4,000,000 term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the Company's accounts receivable. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was not in compliance with all such ratios at July 31, 2001, consequently the debt has been classified as current. Management has initiated a dialogue with Congress for the purpose of resolving these non-compliance issues.

5.       EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                  Three Months Ended       Six Months Ended
                                                                       July 31,                July 31,
                                                                   2001        2000        2001       2000
       ------------------------------------------------------------------------------------------------------
       Basic weighted average number of common shares
       outstanding                                                 17,907      17,653     17,587      17,571

       Effect of dilutive securities:
          Stock options and warrants                                  181         941        154       1,259
       ------------------------------------------------------------------------------------------------------

       Diluted weighted average number of common shares
       outstanding                                                 18,088      18,594     17,741      18,830
       ======================================================================================================

6.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Six Months Ended July 31,                                              2001                    2000
           ====================================================================================================
           Interest                                                        $     1,536            $        998

           Income Taxes                                                    $       512            $      7,435
           ====================================================================================================

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       SEGMENT FINANCIAL INFORMATION

The Company previously was engaged in two lines of business based on the reporting of senior management to the Chief Executive Officer. With the acquisition of Interlink a third reportable segment was created. The reportable segments of the Company are services, display rack and store fixture manufacturing and magazine distribution. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. Segment operating results are measured based on gross profit. There were no intersegment sales during the quarters or six month periods ended July 31, 2001 or 2000.

                                                     Display Rack &
                                                      Store Fixture   Services and     Magazine
                                          Services    Manufacturing   Manufacturing  Distribution   Consolidated
  (in thousands)                        -------------------------------------------------------------------------
  Three Months Ended July 31, 2001
  --------------------------------------
  Revenue                                   $ 5,304        $ 15,928        $ 21,232       $36,170       $ 57,402
  Cost of Revenue                             2,773          10,707          13,480        31,681         45,161
                                        -------------------------------------------------------------------------
  Gross Profit                                2,531           5,221           7,752         4,489         12,241
  Selling, General & Administrative                                           3,027         4,571          7,598
  Amortization of Goodwill                                                      737           560          1,297
                                                                    ---------------------------------------------
  Operating Income (Loss)                                                     3,988          (642)         3,346
  Other Income (Expenses), net                                                 (553)         (142)          (695)
                                                                    ---------------------------------------------
  Income (Loss) Before Income Taxes                                           3,435          (784)         2,651
                                                                    ---------------------------------------------
  Net Income (Loss)                                                        $  1,872       $  (696)      $  1,176
                                                                    =============================================
  EPS - Diluted                                                            $   0.11       $ (0.04)      $   0.07
                                                                    =============================================

  Total Assets                              $58,202        $100,710        $158,912       $81,432       $240,344
                                        =========================================================================

  Three Months Ended July 31, 2000
  --------------------------------------
  Revenue                                   $ 4,993        $ 17,311        $ 22,304             -       $ 22,304
  Cost of Revenue                             2,965          11,757          14,722             -         14,722
                                        -------------------------------------------------------------------------
  Gross Profit                                2,028           5,554           7,582             -          7,582
  Selling, General & Administrative                                           3,272             -          3,272
  Amortization of Goodwill                                                      740             -            740
                                                                    ---------------------------------------------
  Operating Income                                                            3,570             -          3,570
  Other Income (Expenses), net                                                 (590)            -           (590)
                                                                    ---------------------------------------------
  Income Before Income Taxes                                                  2,980             -          2,980
                                                                    ---------------------------------------------
  Net Income                                                               $  1,767             -       $  1,767
                                                                    =============================================
  EPS - Diluted                                                            $   0.10             -       $   0.10
                                                                    =============================================

  Total Assets                              $59,487        $107,277        $166,764             -       $166,764
                                        =========================================================================

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                     Display Rack &
                                                      Store Fixture   Services and     Magazine
                                          Services    Manufacturing   Manufacturing  Distribution   Consolidated
  (in thousands)                        -------------------------------------------------------------------------
  Six Months Ended July 31, 2001
  --------------------------------------
  Revenue                                   $10,441        $ 29,048        $ 39,489       $36,170       $ 75,659
  Cost of Revenue                             5,275          20,846          26,121        31,681         57,802
                                        -------------------------------------------------------------------------
  Gross Profit                                5,166           8,202          13,368         4,489         17,857
  Selling, General & Administrative                                           6,306         4,571         10,877
  Amortization of Goodwill                                                    1,506           560          2,066
                                                                    ---------------------------------------------
  Operating Income (Loss)                                                     5,556          (642)         4,914
  Other Income (Expenses), net                                                  889          (142)           747
                                                                    ---------------------------------------------
  Income (Loss) Before Income Taxes                                           6,445          (784)         5,661
                                                                    ---------------------------------------------
  Net Income (Loss)                                                        $  4,397       $  (696)      $  3,701
                                                                    =============================================
  EPS - Diluted                                                            $   0.25       $ (0.04)      $   0.21
                                                                    =============================================

  Total Assets                              $58,202        $100,710        $158,912       $81,432       $240,344
                                        =========================================================================

  Six Months Ended July 31, 2000
  --------------------------------------
  Revenue                                   $10,537        $ 36,629        $ 47,166             -       $ 47,166
  Cost of Revenue                             5,888          23,962          29,850             -         29,850
                                        -------------------------------------------------------------------------
  Gross Profit                                4,649          12,667          17,316             -         17,316
  Selling, General & Administrative                                           6,597             -          6,597
  Amortization of Goodwill                                                    1,480                        1,480
                                                                    ---------------------------------------------
  Operating Income                                                            9,239             -          9,239
  Other Income (Expenses), net                                               (1,035)            -         (1,035)
                                                                    ---------------------------------------------
  Income Before Income Taxes                                                  8,204             -          8,204
                                                                    ---------------------------------------------
  Net Income                                                               $  4,741             -       $  4,741
                                                                    =============================================
  EPS - Diluted                                                            $   0.25             -       $   0.25
                                                                    =============================================

  Total Assets                              $59,487        $107,277        $166,764             -       $166,764
                                        =========================================================================

8.       RECENTLY ISSUED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the

                                       THE SOURCE INFORMATION MANAGEMENT COMPANY
                                                D/B/A SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $121.7 million and other intangible assets is $.5 million. Amortization expense during the three-month period ended July 31, 2001 was $1.4 million. Amortization expense during the six-month period ended July 31, 2001 was $2.1 million. The Company has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: (I) OUR DEPENDENCE ON THE MARKETING AND DISTRIBUTION STRATEGIES OF PUBLISHERS AND OTHER VENDORS; (II) OUR ABILITY TO ACCESS CHECKOUT AREA INFORMATION; (III) RISKS ASSOCIATED WITH OUR ADVANCE PAY PROGRAM, INCLUDING PROBLEMS COLLECTING INCENTIVE PAYMENTS FROM PUBLISHERS; (IV) DEMAND FOR OUR DISPLAY RACKS AND STORE FIXTURES; (V) OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY; (VI) COMPETITION; (VII) OUR ABILITY TO EFFECTIVELY MANAGE OUR EXPANSION; (VIII) GENERAL ECONOMIC AND BUSINESS CONDITIONS NATIONALLY, IN OUR MARKETS AND IN OUR INDUSTRY; AND (IX) OUR ABILITY TO MAINTAIN ADEQUATE FINANCING ON ACCEPTABLE TERMS SUFFICIENT TO ACHIEVE OUR BUSINESS PLANS. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

On May 31, 2001 we acquired The Interlink Companies, Inc. ("Interlink"), which has various operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor. Interlink represents a new business segment, magazine distribution. This segment is in addition to our existing segments, services and display rack and store fixture manufacturing.

We derive our revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers and confectioners and vendors of gum and general merchandise sold at checkout counters, (2) manufacturing display racks and store fixtures used by retailers at checkout counters and other areas of their stores and (3) distributing magazines to major book chains, independent retailers and secondary wholesalers.

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

Under both the Traditional Claim Submission Program and the Advance Pay Program, service revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. We believe our allowance for doubtful accounts will be adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

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

Magazine distribution revenue is recognized at the time of shipment to the retailer, net of estimated returns. We recognize magazine distribution revenue from sales made to wholesalers based on the on-sale date of each periodical, net of provisions for estimated returns.

For manufacturing, cost of revenues includes the cost of labor, materials and supplies directly used in the completion of display racks and store fixtures as well as manufacturing overhead costs which include indirect material, indirect labor, and such items as depreciation, taxes, insurance, heat and electricity incurred in the manufacturing process. Cost of revenues for magazine distribution includes the price paid for magazines sold plus costs associated with the shipping and handling of magazines sold. Cost of service revenues is an allocation of operating costs and is not separately analyzed by management primarily because operating costs do not vary significantly with revenues.

Selling, general and administrative expense includes corporate overhead, project management, management information systems, executive compensation, human resource expenses and finance expenses.

See Note 7 in the "Notes to Consolidated Financial Statements" for certain financial information on our three business segments, which are services, display rack and store fixture manufacturing and magazine distribution.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JULY 31,                  JULY 31,
                                                                                  --------                  --------
                                                                             2001         2000         2001         2000
                                                                          ---------    ---------    ---------    ---------
  Service Revenues                                                             9.2%        22.4%        13.8%        22.3%
  Product Sales - Display Rack and Store Fixture Manufacturing                27.8         77.6         38.4         77.7
  Product Sales - Magazine Distribution                                       63.0          -.-         47.8          -.-
                                                                             -----        -----        -----        -----
      Total Revenues                                                         100.0        100.0        100.0        100.0
  Cost of Service Revenues                                                     4.8         13.3          7.0         12.5
  Cost of Goods Sold - Display Rack and Store Fixture Manufacturing           18.7         52.7         27.5         50.8
  Cost of Goods Sold - Magazine Distribution                                  55.2          -.-         41.9          -.-
                                                                             -----        -----        -----        -----
      Gross Profit                                                            21.3         34.0         23.6         36.7
  Selling, General and Administrative Expense                                 13.2         14.7         14.4         14.0
  Amortization of Goodwill                                                     2.3          3.3          2.7          3.1
                                                                             -----        -----        -----        -----
      Operating Income                                                         5.8         16.0          6.5         19.6
  Interest Expense, Net                                                       (1.4)        (2.8)        (1.8)        (2.3)
  Other Income (Expense), Net                                                   .2          0.2          2.8          0.1
                                                                             -----        -----        -----        -----
  Income Before Income Taxes                                                   4.6         13.4          7.5         17.4
                                                                             -----        -----        -----        -----
      Net Income                                                               2.1%         7.9%         4.9%        10.1%
                                                                             =====        =====        =====        =====

QUARTER ENDED JULY 31, 2001 COMPARED TO QUARTER ENDED JULY 31, 2000

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN/Store Level Data and front-end management, accounted for approximately 9.2% (25.0% excluding revenues from our newly acquired magazine distribution companies) and 22.4% of our revenues for the quarters ended July 31, 2001 and 2000, respectively. Service revenues of $5.3 million in second quarter of fiscal 2002 increased $0.3 million compared to the second quarter of fiscal 2001.

Product Sales

Display Rack and Store Fixture Manufacturing. Manufacturing display racks and store fixtures accounted for approximately 27.7% (75.0% excluding revenues from our newly acquired magazine distribution companies) and 77.6% of our revenues for the quarters ended July 31, 2001 and 2000, respectively. Product sales of $15.9 million in the second quarter of fiscal 2002 decreased $1.4 million compared to the second quarter of fiscal 2001. This was due in part to reduced volume in store fixture manufacturing caused by a major customer decreasing its new store openings compared to last year. This decrease was partially offset by an increase in revenue from display rack manufacturing.

Magazine Distribution. On May 31, 2001, we acquired Interlink. Results of operations have been included in our consolidated financial statements since the date of acquisition. Magazine distribution accounted for approximately 63.0% of our revenues for the quarter ended July 31, 2001. There were no magazine distribution revenues in the second quarter of fiscal 2001.

Gross Profit. Gross profit increased to $12.2 million in the quarter ended July 31, 2001 from $7.6 million in quarter ended July 31, 2000, an increase of approximately $4.6 million. The increase was due primarily to the acquisition of the magazine distribution companies, which had gross profit of $4.5 million for the quarter ended July 31, 2001. Gross profit of the services segment was $2.5 million for the quarter ended July 31, 2001 compared to $2.1 million for the quarter ended July 31, 2000. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs, which include administrative costs. Although the gross profit of the manufacturing segment decreased from $5.5 million for the quarter ended July 31, 2000 to $5.2 million for the quarter ended July 31, 2001, the gross margin increased slightly from 32.1% for the prior year's second quarter to 32.8% for the current year's second quarter.

Selling, General and Administrative Expense. The increase of $4.3 million in selling, general and administrative expense (S,G&A) was due primarily to the S,G&A of $4.6 million of the magazine distribution companies acquired May 31, 2001. S,G&A including the magazine distribution companies as a percentage of revenues decreased from 14.7% in the second quarter of fiscal 2001 to 13.2% (14.2% excluding the recently acquired magazine distribution companies) in the second quarter of fiscal 2002.

Interest Expense. Interest expense for the quarter ended July 31, 2001 increased $234,000 compared to the quarter ended July 31, 2000 principally due to the borrowings by the newly acquired magazine distribution companies.

Income Tax Expense. The effective income tax rates for the quarters ended July 31, 2001 and 2000 were 55.6% and 40.7%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000

Service Revenues. Services, which include the Claim Submission Program, Advance Pay Program, PIN/ICN/Store Level Data and front-end management, accounted for approximately 13.8% (26.4% excluding revenues from our newly acquired magazine distribution companies) and 22.3% of our revenues for the six months ended July 31, 2001 and 2000, respectively. Service revenues of $10.4 million in six months ended July 31, 2001 decreased $0.1 million compared to the six month ended July 31, 2000.

Product Sales

Display Rack and Store Fixture Manufacturing. Manufacturing display racks and store fixtures accounted for approximately 38.4% (73.6% excluding revenues from our newly acquired magazine distribution companies) and 77.7% of our revenues for the six months ended July 31, 2001 and 2000, respectively. Product sales of $29.0 million in the six months ended July 31, 2001 decreased $7.6 million compared to the six months ended July 31, 2000. This was due in part to reduced volume in store fixture manufacturing caused by a major customer decreasing its new store openings compared to last year.

Magazine Distribution. On May 31, 2001, we acquired Interlink. Results of operations have been included in our consolidated financial statements since the date of acquisition. Magazine distribution accounted for approximately 47.8% of our revenues for the six months ended July 31, 2001. There were no magazine distribution revenues in the prior year.

Gross Profit. Gross profit increased to $17.8 million in the six months ended July 31, 2001 from $17.3 million in six months ended July 31, 2000, an increase of approximately $0.5 million. Gross profit of the services segment was $5.2 million for the six months ended July 31, 2001 compared to $4.6 million for the six months ended July 31, 2000. Cost of service revenues includes all costs dedicated to generating service revenues as well as an allocation of the non-dedicated costs, which include administrative costs. The increase due to the acquisition of the magazine distribution companies, which had gross profit of $4.5 million for the six months ended July 31, 2001 was offset by the decrease in gross profit of $4.5 million for the manufacturing segment.

Selling, General and Administrative Expense. S,G&A for the six month period ended July 31, 2001 increased $4.3 million over the six month period ended July 31, 2000. The increase was due primarily to the acquisition of the magazine distribution companies on May 31, 2001. S,G&A including the magazine distribution companies as a percentage of revenues increased from 14.0% in the six months ended July 31, 2000 to 14.4% (16.0% excluding the recently acquired magazine distribution companies) in the six months ended July 31, 2001 due to the generally fixed nature of these expenses and the decrease in revenues from the manufacturing and service segments.

Interest Expense. Interest expense for the six months ended July 31, 2001 increased $367,000 compared to the six months ended July 31, 2000 principally due to the borrowings by the newly acquired magazine distribution companies.

Other Income. Other income for the six months ended July 31, 2001 increased $2.1 million over the six months ended July 31, 2000 as a result of life insurance proceeds of $2.1 million received during the first quarter of fiscal 2002.

Income Tax Expense. The effective income tax rates for the six months ended July, 2001 and 2000 were 34.6% and 42.2%, respectively. The effective income tax rate for the six months ended July 31, 2001 varied significantly from the federal statutory rate due to the non-taxable life insurance proceeds received during the quarter. Both the rate for the six months ended July 31, 2000, as well as the rate for the six months ended July 31, 2001, varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for funding the Advance Pay Program, purchasing materials and the cost of labor incurred in the manufacturing process, purchasing magazines, and for meeting general working capital requirements. Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

On February 22, 2001, the Company acquired 15% of the outstanding common shares of The InterLink Companies, Inc. ("InterLink") and 294,497 shares of InterLink's Series B Convertible Preferred Stock for $6,330,000. InterLink has various operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor. On May 31, 2001 the Company acquired the remaining outstanding shares of InterLink for $1,200,000 in cash and 980,025 shares of the Company's common stock, valued at the time of acquisition at $5.4 million.

Prior to consummation of the acquisition of Interlink, we performed services for Interlink for which we were compensated. However, such compensation was collected by issuing 240,000 fewer shares, valued at $1.3 million, in connection with the acquisition. Thus, no revenue was recorded relating to the provision of such services and the Company was compensated through a reduction of the purchase price.

During the six months ended July 31, 2001, we advanced approximately $43.2 million under the Advance Pay Program. During fiscal 2001, 2000 and 1999, we advanced approximately $84.8 million, $68.9 million and $59.8 million, respectively, under the Advance Pay Program. These advances grew by 23.1% from fiscal 2000 to fiscal 2001 and 15.2% from fiscal 1999 to fiscal 2000. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the six months ended July 31, 2001, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $.8 million for the six months ended July 31, 2001 was primarily from net income, non cash items of depreciation and amortization and the increase in accounts payable and accrued expenses offset by an increase in accounts receivable. The average collection period for the twelve months ended July 31, 2001 was 177 days, 155 days and 39 days for the services segment, the manufacturing segment and the magazine distribution segment, respectively (all considered to be within an acceptable range by management based on the nature of our business and historical experience). Net cash used by operating activities of $5.3 million for the six months ended July 31, 2000 was primarily from the increase in accounts receivable and other assets, decreases in accounts payable and accrued expenses offset by net income and non cash items of depreciation and amortization.

Net cash used in investing activities was $15.2 million for the six months ended July 31, 2001 and $4.9 million for the six months ended July 31, 2000. The primary use of cash during the six months ended July 31, 2001 was for the acquisition of InterLink. Net cash provided by financing activities was $15.3 million in the six months ended July 31, 2001 and $10.4 million in the six months ended July 31, 2000 due to additional borrowings on our credit facilities.

At July 31, 2001, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2002.

At July 31, 2001, our total debt obligations were approximately $64.5 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. to provide for a $50.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the LIBOR plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4 % per annum on the difference between $25.0 million and the average principal amount outstanding under the loan (if less than $25.0 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25.0 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

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

In connection with the acquisition of Interlink, the Company assumed Interlink's secured credit facility with Congress Financial Corporation. On February 22, 2001, Interlink entered into the credit facility with Congress, replacing its previous credit agreement with Fleet Bank. The credit agreement includes a $4,000,000 term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the Company's accounts receivable. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was not in compliance with all such ratios at July 31, 2001, consequently the debt has been classified as current. Management has initiated a dialogue with Congress for the purpose of resolving these non-compliance issues.

We believe that our cash flow from operations together with our revolving credit facilities will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $121.7 million and other intangible assets is $.5 million. Amortization expense during the three-month period ended July 31, 2001 was $1.4 million. Amortization expense during the six-month period ended July 31, 2001 was $2.1 million. The Company has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and exchange rate variability. The Company's debt relates primarily to credit facilities with Bank of America, N.A. and Congress Financial Corporation. The credit facility with Bank of America is a three-year credit agreement with an outstanding principal balance of approximately $38.9 million as of July 31, 2001. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement. The credit facility with Congress includes a $4.0 million term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the Company's accounts receivable. The outstanding principal balance under the term loan at July 31, 2001 is approximately $3.4 million. The revolving credit facility has an outstanding principal balance of approximately $17.1 million at July 31, 2001. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prim rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

The Company also conducts operations in Canada. For the six months ended July 31, 2001, approximately 1.4% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

The Company is exposed to equity price risks on its available-for-sale securities. The Company's available-for-sale securities at July 31, 2001 is comprised of an equity position in a marketing solutions agency which has experienced volatility in its stock price. The Company typically does not attempt to reduce or eliminate its market exposure on these securities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended July 31, 2001.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) The following Current Report on Form 8-K was filed during the quarter ended July 31, 2001.

             (i) The Company's Current Report on Form 8-K dated June 12, 2001, relating to the acquisition of The Interlink Companies, Inc. on May 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOURCE INFORMATION MANAGEMENT COMPANY d/b/a SOURCE INTERLINK COMPANIES


Date:  September 14, 2001                        /S/ W. BRIAN RODGERS
                                                 --------------------
                                                 W. Brian Rodgers
                                                 Chief Financial Officer