Form 10-Q
period 2001-10-31
SOURCE INFORMATION MANAGEMENT CO
filed 2001-12-17
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended October 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to _________

         Commission file number   1-13437
                                  -------

                        SOURCE INTERLINK COMPANIES, INC.
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


                    THE SOURCE INFORMATION MANAGEMENT COMPANY
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                         Outstanding on December 5, 2001

         Common Stock, $.01 Par Value                     18,239,588

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of
         October 31, 2001 and January 31, 2001

         Consolidated Statements of Income for the three months and nine months ended October 31, 2001 and 2000

         Consolidated Statements of Comprehensive Income for the three months and nine months ended October 31, 2001 and 2000

         Consolidated Statement of Stockholders'
         Equity for the nine months ended October 31, 2001

         Consolidated Statements of Cash Flows for the nine months ended October 31, 2001 and 2000

         Notes to Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis

                           PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Changes in Securities

ITEM 3.  Defaults Upon Senior Securities

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K



                                                      SOURCE INTERLINK COMPANIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                    (unaudited)
                                                 October 31, 2001    January 31, 2001
                                                 ----------------    ----------------
ASSETS
CURRENT
      Cash                                           $  3,271            $  1,085
      Trade receivables, net of allowance for
        doubtful accounts of $7,717 and
        $1,398 at October 31, 2001 and
        January 31, 2001, respectively                 71,533              63,453
      Income taxes receivable                             988               3,648
      Inventories (Note 2)                             15,757               6,294
      Other current assets                              1,820               1,247
                                                     --------            --------
TOTAL CURRENT ASSETS                                   93,369              75,727
                                                     ========            ========
Land                                                    2,375               2,233
Plants and buildings                                   12,323              11,990
Office equipment and furniture                         17,047              13,155
                                                     --------            --------
Property, Plants and Equipment                         31,745              27,378
Less accumulated depreciation and amortization          6,889               5,246
                                                     --------            --------
NET PROPERTY, PLANTS AND EQUIPMENT                     24,856              22,132
                                                     ========            ========
OTHER ASSETS
      Goodwill, net of accumulated
        amortization of $10,071 and $6,350,
        at October 31, 2001 and January 31,
        2001, respectively                            119,976              55,716
      Marketable securities (Note 4)                       63               1,269
      Deferred tax asset                                  337                  --
      Other                                             2,811               2,264
                                                     --------            --------
TOTAL OTHER ASSETS                                    123,187              59,249
                                                     ========            ========
                                                     $241,412            $157,108
                                                     ========            ========


          See accompanying notes to consolidated financial statements.

                                                      SOURCE INTERLINK COMPANIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                    (unaudited)
                                                 October 31, 2001    January 31, 2001
                                                 ----------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits           $  3,702            $  3,818
     Accounts payable and accrued expenses             48,958               6,097
     Due to retailers                                   3,534               2,693
     Deferred income taxes                                813                 715
     Current maturities of long-term debt
       (Note 5)                                        16,781                 116
                                                     --------            --------
TOTAL CURRENT LIABILITIES                              73,788              13,439
                                                     ========            ========
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)       45,127              31,780
                                                     ========            ========
DEFERRED INCOME TAXES                                      --                  88
                                                     ========            ========
TOTAL LIABILITIES                                     118,915              45,307
                                                     ========            ========

COMMITMENTS

STOCKHOLDERS' EQUITY
Contributed Capital:

     Common Stock, $.01 par -- shares
       authorized, 40,000,000; 19,357,419
       issued and 18,231,299 outstanding at
       October 31, 2001 and 18,372,332
       issued and 17,255,612 outstanding at
       January 31, 2001                                   193                 183
     Preferred Stock, $.01 par -- shares
       authorized, 2,000,000; -0- issued and
       outstanding at October 31, 2001 and
       January 31, 2001                                    --                  --
     Additional paid-in-capital                       103,235              97,773
                                                     --------            --------
     Total contributed capital                        103,428              97,956
Accumulated other comprehensive (loss) income          (2,409)             (1,420)
Retained earnings                                      27,964              21,712
                                                     --------            --------
                                                      128,983             118,248
Less: Treasury Stock (1,126,120 and
  1,116,720 shares at cost at October 31,
  2001 and January 31, 2001, respectively)             (6,486)             (6,447)
                                                     --------            --------
TOTAL STOCKHOLDERS' EQUITY                            122,497             111,801
                                                     ========            ========
                                                     $241,412            $157,108
                                                     ========            ========

          See accompanying notes to consolidated financial statements.

                                                      SOURCE INTERLINK COMPANIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                                Three Months Ended       Nine Months Ended
                                                                    October 31,             October 31,
                                                               --------------------    ---------------------
                                                                 2001         2000       2001          2000
                                                               -------      -------    --------      -------
Revenues                                                       $82,076      $26,259    $157,735      $73,424
Costs of Revenues                                               64,955       16,289     122,757       46,139
                                                               -------      -------    --------      -------
                                                                17,121        9,970      34,978       27,285
Selling, General and Administrative Expense                      9,509        7,354      20,386       13,949
Amortization                                                     1,687          745       3,753        2,226
                                                               -------      -------    --------      -------
Operating Income                                                 5,925        1,871      10,839       11,110
                                                               -------      -------    --------      -------
Other Income (Expense)
            Interest income                                          5            5         128           33
            Interest expense                                      (971)        (646)     (2,462)      (1,770)
            Other                                                   22           18       2,137           79
                                                               -------      -------    --------      -------
Total Other Income (Expense)                                      (944)        (623)       (197)      (1,658)
                                                               -------      -------    --------      -------
Income Before Income Taxes                                       4,981        1,248      10,642        9,452
Income Tax Expense                                               2,430          596       4,390        4,059
                                                               =======      =======    ========      =======
Net Income                                                     $ 2,551      $   652    $  6,252      $ 5,393
                                                               =======      =======    ========      =======
Earnings per Share -- Basic                                    $  0.14      $  0.04    $   0.35      $  0.31
                                                               =======      =======    ========      =======
Weighted Average of Shares
  Outstanding -- Basic (Note 6)                                 18,234       17,761      17,805       17,635
                                                               =======      =======    ========      =======
Earnings per Share -- Diluted                                  $  0.14      $  0.04    $   0.35      $  0.29
                                                               =======      =======    ========      =======

Weighted Average of Shares Outstanding -- Diluted
(Note 6)                                                        18,406       18,092      17,962       18,528
                                                               =======      =======    ========      =======

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)

                                                                Three Months Ended       Nine Months Ended
                                                                    October 31,             October 31,
                                                               --------------------    ---------------------
                                                                 2001         2000       2001          2000
                                                               -------      -------    --------      -------
Net Income                                                     $ 2,551      $   652    $  6,252      $ 5,393
Unrealized Loss on Available-for-Sale Securities, net             (235)        (407)       (723)      (1,024)
of tax
Foreign Currency Translation Adjustment                            (66)        (164)       (266)        (248)
                                                               -------      -------    --------      -------
Comprehensive Income                                           $ 2,250      $    81    $  5,263      $ 4,121
                                                               =======      =======    ========      =======


          See accompanying notes to consolidated financial statements.

                                                      SOURCE INTERLINK COMPANIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)

                                                                               Other
                                  Common Stock       Additional               Compre-       Treasury Stock         Total
                               ------------------      Paid-in    Retained    hensive    -------------------   Stockholders'
                                 Shares     Amount     Capital    Earnings     Income      Shares     Amount      Equity
                               ----------   ------   ----------   --------    -------    ---------   -------    ------------
Balance, January 31, 2001      18,372,332    $183     $ 97,773     $21,712    $(1,420)   1,116,720   $(6,447)     $111,801
Issuance of common
  stock related to the
  acquisition of The
  Interlink Companies,
  Inc.                            980,025      10        5,439                                                       5,449
Purchase of treasury
  stock                                                                                      9,400       (39)          (39)
Foreign currency
  translation adjustment                                                         (266)                                (266)
Net unrealized holding
  loss on available-
  for-sale securities                                                            (723)                                (723)
Other                               5,062                   23                                                          23
Net income                                                           6,252                                           6,252
                               ----------    ----     --------     -------    -------    ---------   -------      --------
Balance, October 31, 2001      19,357,419    $193     $103,235     $27,964    $(2,409)   1,126,120   $(6,486)     $122,497
                               ==========    ====     ========     =======    =======    =========   =======      ========


          See accompanying notes to consolidated financial statements.

                                                      SOURCE INTERLINK COMPANIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

                                                                Nine Months Ended
                                                                   October 31,
                                                             -----------------------
                                                                2001          2000
                                                             ---------      --------
OPERATING ACTIVITIES
     Net income                                               $  6,252      $  5,393
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                           5,603         3,673
         Provision for losses on accounts receivable              (397)          272
         Loss on disposition of equipment                          341            --
         Deferred income taxes                                     155           369
         Other                                                     129           (46)
         Changes in assets and liabilities:
             Increase in accounts receivable                   (18,001)       (2,602)
             Decrease in inventories                             2,893         3,299
             Decrease (increase) in other assets                 4,306        (2,495)
             Increase (decrease) in accounts payable and
               accrued expenses                                  6,939        (3,592)
             Increase (decrease) in amounts due to
               retailers                                           841        (1,889)
                                                             ---------      --------
CASH PROVIDED BY OPERATING ACTIVITIES                            9,061         2,382
                                                             =========      ========
INVESTMENT ACTIVITIES
     Capital expenditures                                       (2,582)       (1,848)
     Collections on loan to officer                                 --           273
     Acquisition of The Interlink Companies, Inc., net of
       cash acquired                                           (13,623)           --
     Investment                                                     --        (3,500)
     Proceeds from sale of assets                                  250            --
     Other                                                         124           (21)
                                                             ---------      --------
CASH USED IN INVESTING ACTIVITIES                              (15,831)       (5,096)
                                                             =========      ========
FINANCING ACTIVITIES
     (Decrease) increase in checks issued against future
        deposits                                                  (895)        1,196
     Proceeds from issuance of Common Stock                         --         3,374
     Borrowings under credit facility                          145,203        69,070
     Principal payments on credit facility                    (135,314)      (68,922)
     Common Stock reacquired                                       (39)       (2,587)
     Deferred loan costs                                            --           (57)
     Other                                                          --           (16)
                                                             ---------      --------
CASH PROVIDED BY FINANCING ACTIVITIES                            8,956         2,058
                                                             =========      ========
INCREASE (DECREASE) IN CASH                                      2,186          (656)
CASH, beginning of period                                        1,085         1,738
                                                             ---------      --------
CASH, end of period                                          $   3,271      $  1,082
                                                             =========      ========


          See accompanying notes to consolidated financial statements.

                                                      SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1. BASIS OF PRESENTATION

The consolidated financial statements as of October 31, 2001 and for the three month and nine month periods ended October 31, 2001 and 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2001 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2001 and in the financial statements and notes thereto of Interlink Companies, Inc. and International Periodical Distributors Group included in the Company's Form 8-K/A filed on August 14, 2001. The results of operations for the three month and nine month periods ended October 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                          October 31, 2001      January 31, 2001
                                                          ----------------      ----------------
         Raw materials                                        $ 2,626                $3,072
         Work-in-process                                        2,201                 1,470
         Finished goods                                         1,356                 1,752
         Magazine inventory                                     9,574                    --
                                                              -------                ------
                                                              $15,757                $6,294
                                                              =======                ======

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

Prior to consummation of the acquisition of Interlink, the Company performed services for Interlink for which it was compensated. However, such compensation was collected by issuing 240,000 fewer shares, valued at $1.3 million, in connection with the acquisition. Thus, no revenue was recorded relating to the provision of such services and the Company was compensated through a reduction of the purchase price.

                                                      SOURCE INTERLINK COMPANIES

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

The Company has not yet finalized its plan for integration of Interlink as of October 31, 2001. Upon finalization of the plan, the Company may increase goodwill related to the allocation of the acquisition cost of Interlink.

In conjunction with the acquisition, the Company used cash as follows:

      Fair Value of assets acquired, excluding cash                        $75,953
      Less:  Liabilities assumed and created upon acquisition               56,825
      Less:  Stock issued                                                    5,449
                                                                           -------
      Net cash paid                                                        $13,679
                                                                           =======


Unaudited pro forma results of operations for the nine months ended October 31, 2001 and 2000 for the Company and The Interlink Companies, Inc. are listed below (in thousands):

                                                          Nine months ended     Nine months ended
                                                           October 31, 2001      October 31, 2000
                                                          -----------------     -----------------
                    Total Revenues         As reported         $157,735             $ 73,424
                                           Pro forma            218,382              221,798
                    Net Income (Loss)      As reported            6,252                5,393
                                           Pro forma             (4,539)               2,855

                    Earnings Per Share
                         Basic             As reported         $   0.35      $          0.31
                         Diluted           As reported             0.35                 0.29
                         Basic             Pro forma              (0.25)                0.15
                         Diluted           Pro forma              (0.25)                0.15
                                                               --------             --------

4. MARKETABLE SECURITIES

Marketable securities with a cost of $3,500,000 have a market value at October 31, 2001 of $63,000. The gross unrealized loss of $3,437,000 is included net of tax in Stockholders' Equity: Accumulated other comprehensive (loss) income.

                                                      SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                         October 31,        January 31,
                                                                            2001                2001
                                                                         -----------        -----------
       Revolving Credit Facility -- Bank of America                        $40,565            $27,761

       Revolving Credit Facility -- Congress Financial Corporation          10,158                 --

       Term loan -- Congress Financial Corporation                           3,111                 --

       Industrial Revenue Bonds                                              4,000              4,000

       Notes payable to former owner of acquired company, 12% annual interest payable quarterly; two equal remaining installments
         due February 2002 and August 2002                                   2,500                 --

       Note payable to former owner of acquired company, 12% annual interest, payable in four quarterly installments beginning
         May 2001                                                              500                 --

       Note payable to former owner of acquired company, interest prime plus 1% compounded semi-annually, payable in two
         remaining installments in March 2002 and March 2003                   400                 --

       Other                                                                   674                135
                                                                           -------            -------
       Total Long-term Debt                                                 61,908             31,896

       Less current maturities                                              16,781                116
                                                                           -------            -------
       Long-term Debt                                                      $45,127            $31,780
                                                                           =======            =======


The Company has an unsecured credit agreement with Bank of America, N.A. (the "Bank"). The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

The Company utilizes the Bank's auto-borrow service, one of the functions of which enables deposited funds to be automatically swept to pay down the balance under the revolving credit facility. At October 31, 2001, the Company had over $6.0 million deposited with the Bank that was not swept to pay down the balance under the revolving credit facility because such funds were awaiting clearance through the federal reserve. Under the credit agreement, the Company is required to maintain certain financial ratios. The balance under the revolving credit facility impacts three of the ratios, two of which the Company was in compliance with at October 31, 2001. In consideration of the fact that the Company had sufficient funds deposited with the Bank such that non-compliance with the ratio was merely a matter of timing, the

                                                      SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Bank granted the Company a waiver with respect to compliance with such ratio. The Company was in compliance with all other ratios at October 31, 2001. The availability at October 31, 2001 on the revolving credit facility was approximately $5.4 million.

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

In connection with the acquisition of Interlink, the Company assumed Interlink's secured credit facility with Congress Financial Corporation ("Congress"). On February 22, 2001, Interlink entered into the credit facility with Congress. The credit agreement includes a $4,000,000 term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the Company's accounts receivable. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was not in compliance with all such ratios at October 31, 2001, consequently the debt has been classified as current. Management is working closely with Congress for the purpose of resolving these non-compliance issues.

6. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):


                                                                   Three Months Ended      Nine Months Ended
                                                                       October 31,            October 31,
                                                                   ------------------     ------------------
                                                                    2001        2000       2001        2000
                                                                   ------      ------     ------      ------
       Basic weighted average number of common shares
       outstanding                                                 18,234      17,761     17,805      17,635

       Effect of dilutive securities:
          Stock options and warrants                                  172         331        157         893
                                                                   ------      ------     ------      ------
       Diluted weighted average number of common shares
       outstanding                                                 18,406      18,092     17,962      18,528
                                                                   ======      ======     ======      ======

                                                      SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Nine Months Ended October 31,                        2001       2000
           -----------------------------                       ------     ------
           Interest                                            $2,518     $1,661
           Income Taxes                                        $  312     $7,947
                                                               ======     ======


8. SEGMENT FINANCIAL INFORMATION

Effective this quarter, the Company's segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines the Company's business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. The reportable segments of the Company are in-store services, manufacturing and magazine distribution. In-store services derives revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of gum and general merchandise sold at checkout counters and (2) designing, manufacturing, shipping and salvaging display racks used by retailers at checkout counters as well as at other points of purchase throughout their stores. The manufacturing segment derives revenues from designing, manufacturing and installing primarily wooden store fixtures. The magazine distribution segment derives revenues from distributing magazines to major book chains, independent retailers and secondary wholesalers. Formerly, the segments were services, display rack and store fixture manufacturing and magazine distribution. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. All intersegment sales during the quarters or nine month periods ended October 31, 2001 or 2000 have been eliminated.

(in thousands)                                     In-Store                       Magazine
Three Months Ended October 31, 2001                Services     Manufacturing   Distribution    Consolidated
-----------------------------------                --------     -------------   ------------    ------------
Revenue                                            $ 19,893        $ 6,033         $56,150        $ 82,076
Cost of Revenue                                      11,167          4,958          48,830          64,955
                                                   --------        -------         -------        --------
Gross Profit                                          8,726          1,075           7,320          17,121
Selling, General & Administrative                     2,832            360           6,317           9,509
Amortization of Goodwill                                690             86             911           1,687
                                                   --------        -------         -------        --------
Operating Income (Loss)                               5,204            629              92           5,925
Other Income (Expenses), net                           (612)          (100)           (232)           (944)
                                                   --------        -------         -------        --------
Income (Loss) Before Income Taxes                     4,592            529            (140)          4,981
                                                   --------        -------         -------        --------
Net Income (Loss)                                  $  2,683        $   289         $  (421)       $  2,551
                                                   ========        =======         =======        ========
EPS -- Diluted                                        $0.14          $0.02         $ (0.02)       $   0.14
                                                   ========        =======         =======        ========
Total Assets                                       $129,001        $30,511         $81,900        $241,412
                                                   ========        =======         =======        ========


                                                      SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


  (in thousands)                                   In-Store                       Magazine
Three Months Ended October 31, 2000                Services     Manufacturing   Distribution    Consolidated
-----------------------------------                --------     -------------   ------------    ------------
Revenue                                            $ 19,089        $ 7,170              --        $ 26,259
Cost of Revenue                                      11,052          5,237              --          16,289
                                                   --------        -------         -------        --------
Gross Profit                                          7,924          2,046              --           9,970
Selling, General & Administrative                     7,012            342              --           7,354
Amortization of Goodwill                                666             79              --             745
                                                   --------        -------         -------        --------
Operating Income                                        246          1,625              --           1,871
Other Income (Expenses), net                           (637)            14              --            (623)
                                                   --------        -------         -------        --------
Income Before Income Taxes                             (391)         1,639              --           1,248
                                                   --------        -------         -------        --------
Net Income (Loss)                                  $   (657)       $ 1,309              --        $    652
                                                   ========        =======         =======        ========
EPS -- Diluted                                     $  (0.03)       $  0.07              --        $   0.04
                                                   ========        =======         =======        ========
Total Assets                                       $131,969        $26,310              --        $158,279
                                                   ========        =======         =======        ========


(in thousands)                                     In-Store                       Magazine
Nine Months Ended October 31, 2001                 Services     Manufacturing   Distribution    Consolidated
----------------------------------                 --------     -------------   ------------    ------------
Revenue                                            $ 50,971        $14,444         $92,320        $157,735
Cost of Revenue                                      29,940         12,305          80,512         122,757
                                                   --------        -------         -------        --------
Gross Profit                                         21,031          2,139          11,808          34,978
Selling, General & Administrative                     8,385          1,115          10,886          20,386
Amortization of Goodwill                              2,026            256           1,471           3,753
                                                   --------        -------         -------        --------
Operating Income (Loss)                              10,620            768            (549)         10,839
Other Income (Expenses), net                            247            (69)           (375)           (197)
                                                   --------        -------         -------        --------
Income (Loss) Before Income Taxes                    10,867            699            (924)         10,642
                                                   --------        -------         -------        --------
Net Income (Loss)                                  $  6,800        $   568        $ (1,116)       $  6,252
                                                   ========        =======        ========        ========
EPS -- Diluted                                     $   0.38        $  0.03        $  (0.06)       $   0.35
                                                   ========        =======        ========        ========

Nine Months Ended October 31, 2000
----------------------------------
Revenue                                            $ 52,147        $21,277              --        $ 73,424
Cost of Revenue                                      31,027         15,112              --          46,139
                                                   --------        -------         -------        --------
Gross Profit                                         21,120          6,165              --          27,285
Selling, General & Administrative                    12,869          1,080              --          13,949
Amortization of Goodwill                              1,989            237              --           2,226
                                                   --------        -------         -------        --------
Operating Income                                      6,262          4,848              --          11,110
Other Income (Expenses), net                         (1,706)            48              --          (1,658)
                                                   --------        -------         -------        --------
Income Before Income Taxes                            4,556          4,896              --           9,452
                                                   --------        -------         -------        --------
Net Income                                         $  2,039        $ 3,354              --        $  5,393
                                                   ========        =======        ========        ========
EPS -- Diluted                                     $   0.11        $  0.18              --        $   0.29
                                                   ========        =======        ========        ========


                                                      SOURCE INTERLINK COMPANIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

The Company's previous business combinations were accounted for using the purchase method. As of October 31, 2001, the net carrying amount of goodwill is $120.0 million and other intangible assets is $.7 million. Amortization expense during the three-month period ended October 31, 2001 was $2.2 million. Amortization expense during the nine-month period ended October 31, 2001 was $3.7 million. The Company has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

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

OVERVIEW

On May 31, 2001 we acquired The Interlink Companies, Inc. ("Interlink"), which has various operating companies, including International Periodical Distributors, Inc., a direct distributor of magazines, and DEYCO, a specialty national magazine distributor. Interlink represents a new business segment, magazine distribution. Effective this quarter, the Company's segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines the Company's business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. The reportable segments of the Company are in-store services, manufacturing and magazine distribution. Formerly, the segments were services, display rack and store fixture manufacturing and magazine distribution.

Magazine Distribution. We derive our revenues from distributing magazines to major book chains, independent retailers and secondary wholesalers. Magazine distribution revenue is recognized at the time of shipment to the retailer, net of estimated returns. We recognize magazine distribution revenue from sales made to wholesalers based on the on-sale date of each periodical, net of provisions for estimated returns.

Cost of revenues for magazine distribution includes the price paid for magazines sold plus costs associated with the shipping and handling of magazines sold.

In-Store Services. We derive our revenues from in-store services from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of gum and general merchandise sold at checkout counters and (2) designing, manufacturing, shipping and salvaging display racks used by retailers at checkout counters as well as at other points of purchase throughout their stores.

In-store services include configuring, designing and manufacturing front-end display racks, supervising installation, and billing and collecting incentive payments from vendors for product placement. Revenues are recognized as racks are shipped.

We also earn fees in connection with the collection of incentive payments under our Traditional Claim Submission and Advance Pay Programs. Most incentive payment programs offer the retailer a cash rebate, equal to a percentage of the retailer's net sales of the publisher's titles, which is payable quarterly upon submission of a properly documented claim. Under our Traditional Claim Submission Program, we submit claims for incentive payments on behalf of the retailer and receive a fee based on the amounts collected. Under the Advance Pay Program, we advance participating retailers a negotiated fixed percentage of total quarterly incentive payments and pocket rental fees and then collect the payments from the publishers for our own account.

Under both the Traditional Claim Submission Program and the Advance Pay Program, revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. We believe our allowance for doubtful accounts will be adequate to satisfy losses from uncollectible accounts receivable. Under the Advance Pay Program, the revenues we recognize represent the difference between the amount advanced to the retailer customer and the amount claimed against the publisher.

Cost of revenues includes the cost of labor, materials and supplies directly used in the provision of the in-store services as well as overhead costs which include indirect material, indirect labor, and such items as depreciation, taxes, insurance, heat and electricity.

Manufacturing. We derive our manufacturing revenues from designing, manufacturing and installing primarily wooden store fixtures. We generally recognize manufacturing revenues as products are shipped to customers. When we receive payment prior to shipment, we record the amount as a liability and recognize the amount as revenues when products are shipped.

Cost of goods sold includes the cost of labor, materials and supplies directly used in the completion of store fixtures as well as manufacturing overhead costs which include indirect material, indirect labor, and such items as depreciation, taxes, insurance, heat and electricity incurred in the manufacturing process.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               OCTOBER 31,               OCTOBER 31,
                                                                           ------------------        ------------------
                                                                            2001         2000         2001         2000
                                                                           -----        -----        -----        -----
Revenues                                                                   100.0        100.0        100.0        100.0
Cost of Revenues                                                            79.1         62.0         77.8         62.8
                                                                           -----        -----        -----        -----
    Gross Profit                                                            20.9         38.0         22.2         37.2
Selling, General and Administrative Expense                                 11.6         28.0         12.9         19.0
Amortization of Goodwill                                                     2.0          2.9          2.4          3.0
                                                                           -----        -----        -----        -----
    Operating Income                                                         7.3          7.1          6.9         15.2
Interest Expense, Net                                                       (1.2)        (2.5)        (1.5)        (2.4)
Other Income (Expense), Net                                                   --          0.1          1.4          0.1
                                                                           -----        -----        -----        -----
Income Before Income Taxes                                                   6.1          4.7          6.8         12.9
                                                                           -----        -----        -----        -----
    Net Income                                                               3.1%         2.5%         4.0%         7.4%
                                                                           =====        =====        =====        =====


QUARTER ENDED OCTOBER, 2001 COMPARED TO QUARTER ENDED OCTOBER, 2000

Revenues

Magazine Distribution. On May 31, 2001, we acquired Interlink. Results of operations have been included in our consolidated financial statements since the date of acquisition. Magazine distribution accounted for approximately 68.4% of our revenues for the quarter ended October 31, 2001. There were no magazine distribution revenues in the third quarter of fiscal 2001.

In-Store Services. In-store services accounted for approximately 24.2% (76.7% excluding revenues from our newly acquired magazine distribution companies) and 72.7% of our revenues for the quarters ended October 31, 2001 and 2000, respectively. In-store service revenues of $19.9 million in third quarter of fiscal 2002 increased $805,000 compared to the third quarter of fiscal 2001 despite the inclusion in the third quarter of the prior year of approximately $4.0 million of non-recurring revenue associated with our information products. The increase in revenues was attributable, in part, to a large program performed for one of our existing customers. The increase was also attributable to another large program involving the production of point-of-purchase displays for a new customer.

Manufacturing. Manufacturing accounted for approximately 7.4% (23.3% excluding revenues from our newly acquired magazine distribution companies) and 27.3% of our revenues for the quarters ended October 31, 2001 and 2000, respectively. Revenues of $6.0 million in the third quarter of fiscal 2002 decreased $1.1 million compared to the third quarter of fiscal 2001 due to reduced volume caused by a major customer decreasing its new store openings compared to last year. To an extent, new customers mitigated the decrease attributable to this major customer.

Gross Profit

Magazine Distribution. Gross profit was $7.3 million with a gross margin of 13.0%. The Company did not distribute magazines during the third quarter of fiscal 2001.

In-Store Services. Gross profit increased $803,000 compared to the third quarter of fiscal 2001 despite approximately $4.0 million of non-recurring revenue in the third quarter of the prior year. An insignificant amount of costs were associated with such non-recurring revenue, thus the gross margin increased only slightly from 41.5% to 43.9%. Excluding the non-recurring revenue, the gross margin was approximately 26.0% for the third quarter of last year. The dramatic improvement was partially due to the fixed cost components of the cost of revenue which do not increase with increased volume. More importantly, however, was that we were able to produce more volume with approximately the same amount of labor dollars. We attribute this to the efforts of our employees and to the management of our production facilities. Further, we believe that an indiscrete portion of our gross margin is related to our ability, which is enhanced by our information products, to attract and retain good customers.

Manufacturing. Gross profit decreased $971,000 compared to the third quarter of fiscal 2001. The gross margin also decreased from 28.5% to 17.8% partly because of the decrease in volume, but also due to start-up costs such as prototype production for new customers. Additionally, some of the new business required numerous short production runs.

Selling, General and Administrative Expense ("SG&A")

Magazine Distribution. SG&A expenses were $7.2 million or 12.9% of revenues. The Company did not distribute magazines during the third quarter of fiscal 2001.

In-Store Services. SG&A expenses decreased from $7.7 million (which included $4.1 million in non-recurring write-offs) during the quarter ended October 31, 2000 to $3.5 million during the quarter ended October 31, 2001. Excluding the non-recurring items, SG&A decreased slightly despite an increase in revenues. SG&A as a percentage of revenues decreased from 18.7% (excluding the one-time charge) for the nine months ended October 31, 2000 to 17.7% for the nine months ended October 31, 2001.

Manufacturing. SG&A expenses were flat compared to the corresponding quarter of the prior year. Such expenses associated with the manufacturing segment are essentially fixed in that they do not vary directly with the volume of production.

Interest Expense. Interest expense for the quarter ended October 31, 2001 increased $325,000 compared to the quarter ended October 31, 2000 principally due to the borrowings of the newly acquired magazine distribution companies. A significant portion of such borrowings were used to acquire the magazine distribution companies.

Income Tax Expense. The effective income tax rates for the quarters ended October 31, 2001 and 2000 were 48.8% and 47.8%, respectively. These rates varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
2000

Revenues

Magazine Distribution. On May 31, 2001, we acquired Interlink. Results of operations have been included in our consolidated financial statements since the date of acquisition. Magazine distribution accounted for approximately 58.5% of our revenues for the nine months ended October 31, 2001. There were no magazine distribution revenues in the prior year.

In-Store Services. In-store services accounted for approximately 32.3% (77.9% excluding revenues from our newly acquired magazine distribution companies) and 71.0% of our revenues for the nine months ended October 31, 2001 and 2000, respectively. In-store service revenues of $51.0 million decreased only $1.2 million compared to the nine months ended October 31, 2000 despite the inclusion in the third quarter of the prior year of approximately $4.0 million of non-recurring revenue associated with our information products. The increase in revenues was attributable, in part, to a large program performed for one of our existing customers. The increase was also attributable to another large program involving the production of point-of-purchase displays for a new customer.

Manufacturing. Manufacturing accounted for approximately 9.2% (22.1% excluding revenues from our newly acquired magazine distribution companies) and 29.0% of our revenues for the nine months ended October 31, 2001 and 2000, respectively. Revenues of $14.4 million in the nine months ended October 31, 2001 decreased $6.8 million compared to the nine months ended October 31, 2000 due to reduced volume in store fixture manufacturing caused by a major customer decreasing its new store openings compared to last year. Significant efforts were made to establish relationships with new customers to replace this business. One new customer accounted for over $2.0 million in revenues.

Gross Profit

Magazine Distribution. Gross profit was $11.8 million with a gross margin of 12.8%. The Company did not distribute magazines during the nine months ended October 31, 2000.

In-Store Services. Gross profit was flat compared to the nine months ended October 31, 2000 despite approximately $4.0 million of non-recurring revenue in the prior year period. An insignificant amount of costs were associated with such non-recurring revenue, thus the gross margin increased only slightly from 40.5% to 41.3%. Excluding the non-recurring revenue, the gross margin was approximately 35.6% for the nine month period ended October 31, 2000. The dramatic improvement was partially due to the fixed cost components of the cost of revenue which do not increase with increased volume. More importantly, however, was that we were able to produce more volume with approximately the same amount of labor dollars. We attribute this to the efforts of our employees and to the management of our production facilities. Further, we believe that an indiscrete portion of our gross margin is related to our ability, which is enhanced by our information products, to attract and retain good customers.

Manufacturing. Gross profit decreased $4.0 million compared to the nine months ended October 31, 2000. The gross margin also decreased from 29.0% to 14.8% partly because of the decrease in volume. The margins on production for new customers tend to be low due to start-up costs such as prototype production . Additionally, some of the new business involved numerous short production runs as well as services beyond those traditionally required.

Selling, General and Administrative Expense ("SG&A")

Magazine Distribution. SG&A expenses were $12.4 million or 13.4% of revenues. The Company did not distribute magazines during the third quarter of fiscal 2001.

In-Store Services. SG&A expenses decreased from $14.9 million (which included $4.1 million in non-recurring write-offs) during the nine months ended October 31, 2000 to $10.4 million during the nine months ended October 31, 2001. Excluding the non-recurring items, SG&A decreased $400,000 despite an increase in revenues. SG&A as a percentage of revenues decreased from 20.6% (excluding the one-time charge) for the nine months ended October 31, 2000 to 20.4% for the nine months ended October 31, 2001.

Manufacturing. SG&A expenses were flat compared to the corresponding period of the prior year. Such expenses associated with the manufacturing segment are essentially fixed in that they do not vary directly with the volume of production.

Interest Expense. Interest expense for the nine months ended October 31, 2001 increased $692,000 compared to the nine months ended October 31, 2000 principally due to the borrowings by the newly acquired magazine distribution companies. A significant portion of such borrowings were used to acquire the magazine distribution companies.

Other Income. Other income for the nine months ended October 31, 2001 increased $2.1 million over the nine months ended October 31, 2000 as a result of life insurance proceeds of $2.1 million received during the first quarter of fiscal 2002.

Income Tax Expense. The effective income tax rates for the nine months ended October 31, 2001 and 2000 were 41.2% and 42.9%, respectively. The effective income tax rate for the nine months ended October 31, 2001 varied significantly from the federal statutory rate due to the non-taxable life insurance proceeds received during the period. The rate for the nine months ended October 31, 2001, as well as the rate for the nine months ended October 31, 2000, varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

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

Prior to consummation of the acquisition of Interlink, we performed services for Interlink for which we were compensated. However, such compensation was collected by issuing 240,000 fewer shares, valued at $1.3 million, in connection with the acquisition. Thus, no revenue was recorded relating to the provision of such services and we were compensated through a reduction of the purchase price.

During the nine months ended October 31, 2001, we advanced approximately $61.2 million under the Advance Pay Program. During fiscal 2001, 2000 and 1999, we advanced approximately $84.8 million, $68.9 million and $59.8 million, respectively, under the Advance Pay Program. These advances grew by 23.1% from fiscal 2000 to fiscal 2001 and 15.2% from fiscal 1999 to fiscal 2000. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During the nine months ended October 31, 2001, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $9.1 million for the nine months ended October 31, 2001 was primarily from net income, non cash items of depreciation and amortization and the increase in accounts payable and accrued expenses offset by an increase in accounts receivable. The average collection period for the twelve months ended October 31, 2001 was 187 days, 173 days and 42 days for the in-store services segment, the manufacturing segment and the magazine distribution segment, respectively (all considered to be within an acceptable range by management based on the nature of our business and historical experience). Net cash used by operating activities of $2.4 million for the nine months ended October 31, 2000 was primarily from net income, non cash items of depreciation and amortization and the decrease in inventories offset by the decrease in accounts payable and accrued expenses and other liabilities, the increase in other assets and the increase in accounts receivable.

Net cash used in investing activities was $15.8 million for the nine months ended October 31, 2001 and $5.19 million for the nine months ended October 31, 2000. The primary use of cash during the nine months ended October 31, 2001 was for the acquisition of InterLink. Net cash provided by financing activities was $9.0 million in the nine months ended October 31, 2001 and $2.1 million in the nine months ended October 31, 2000 due to additional borrowings on our credit facilities.

At October 31, 2001, we did not have any commitments for capital expenditures. Currently, we do not anticipate any significant capital expenditures during fiscal 2002.

At October 31, 2001, our total debt obligations were approximately $61.9 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. (the "Bank") to provide for a $46.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the LIBOR plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4% per annum on the difference between $25.0 million and the average principal amount outstanding under the loan (if less than $25.0 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25.0 million or (ii) the average principal amount outstanding under this loan. The revolving credit facility terminates December 31, 2002.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios and (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

The Company utilizes the Bank's auto-borrow service, one of the functions of which enables deposited funds to be automatically swept to pay down the balance under the revolving credit facility. At October 31, 2001, the Company had over $6.0 million deposited with the Bank that was not swept to pay down the balance under the revolving credit facility because such funds were awaiting clearance through the federal reserve. Under the credit agreement, the Company is required to maintain certain financial ratios. The balance under the revolving credit facility impacts three of the ratios, two of which the Company was in compliance with at October 31, 2001. In consideration of the fact that the Company had sufficient funds deposited with the Bank such that non-compliance with the ratio was merely a matter of timing, the Bank granted the Company a waiver with respect to compliance with such ratio. The Company was in compliance with all other ratios at October 31, 2001. The availability at October 31, 2001 on the revolving credit facility was approximately $5.4 million.

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

On February 22, 2001, Interlink (a wholly-owned subsidiary of the Company) entered into a credit agreement with Congress Financial Corporation ("Congress"). The credit agreement includes a $4,000,000 term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the Company's accounts receivable. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Under the credit agreement, the Company is required to maintain certain financial ratios. The Company was not in compliance with all such ratios at October 31, 2001, consequently the debt has been classified as current. Management is working closely with Congress for the purpose of resolving these non-compliance issues.

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

The Company's previous business combinations were accounted for using the purchase method. As of October 31, 2001, the net carrying amount of goodwill is $120.0 million and other intangible assets is $.7 million. Amortization expense during the three-month period ended October 31, 2001 was $2.2 million. Amortization expense during the nine-month period ended October 31, 2001 was $3.7 million. The Company has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and exchange rate variability. The Company's debt relates primarily to credit facilities with Bank of America, N.A. and Congress Financial Corporation. The credit facility with Bank of America is a three-year credit agreement with an outstanding principal balance of approximately $40.6 million as of October 31, 2001. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement. The credit facility with Congress includes a $4.0 million term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the Company's accounts receivable. The outstanding principal balance under the term loan at October 31, 2001 is approximately $3.1 million. The revolving credit facility has an outstanding principal balance of approximately $10.2 million at October 31, 2001. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

The Company also conducts operations in Canada. For the nine months ended October 31, 2001, approximately 1.6% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

The Company is exposed to equity price risks on its available-for-sale securities. The Company's available-for-sale securities at October 31, 2001 is comprised of an equity position in a marketing solutions agency which has experienced volatility in its stock price. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. The cost basis of the Company's investment is $3.5 million. The Company recently learned that the marketing solutions agency announced that it is seeking protection under Chapter 11 of the Bankruptcy Code. The company continues to operate, but has not presented a plan for reorganization to the Bankruptcy court, its creditors, or its stockholders. Management will evaluate the reorganization plan when it is filed and make a determination as to the extent, if any, the investment may be impaired. If the decline in value is judged to be other than temporary, the cost basis of the investment will be written down to fair value and the amount of the write down will be included in earnings.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended October 31, 2001.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (b) The following Current Report on Form 8-K was filed during the quarter ended October 31, 2001.

               (i) The Company's Current Report on Form 8-K/A dated August 14, 2001, relating to the acquisition of The Interlink Companies, Inc. on May 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOURCE INTERLINK COMPANIES, INC.


Date:  December 17, 2001                /S/ W. BRIAN RODGERS
                                        ----------------------------------------
                                        W. Brian Rodgers
                                        Chief Financial Officer