Form 10-K
period 2002-01-31
SOURCE INTERLINK COMPANIES INC
filed 2002-05-16
CIK 943605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended January 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
         ______________.

Commission file number 1-13437

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

                                 (314) 995-9040
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
        Title of Each Class                   on Which Registered
        -------------------                  ---------------------


Securities registered under Section 12(g) of the Act: COMMON STOCK $0.01 PAR
VALUE

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At March 31, 2002 the aggregate market value of the voting and non-voting stock held by non-affiliates of Source Interlink Companies, Inc. (the "Company") was approximately $62,634,028 based on the last sale price of the Common Stock reported by the Nasdaq National Market on March 31, 2002. At March 31, 2002, the Company had outstanding 18,288,679 shares of Common Stock.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                               Page
                                                                                                               ----
ITEM 1. Description of Business                                                                                   1

ITEM 2. Description of Property                                                                                   8

ITEM 3. Legal Proceedings                                                                                         8

ITEM 4. Submission of Matters to a Vote of Security Holders                                                       8

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters                                                  9

ITEM 6. Selected Financial Data                                                                                  10

ITEM 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                     10

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk                                             18

ITEM 8. Financial Statements                                                                                     19

ITEM 9.  Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure                                                           19

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act                                             20

ITEM 11. Executive Compensation                                                                                  23

ITEM 12. Security Ownership of Certain Beneficial Owners and Management                                          27

ITEM 13. Certain Relationships and Related Transactions                                                          28

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                         29

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: (I) OUR DEPENDENCE ON THE MARKETING AND DISTRIBUTION STRATEGIES OF PUBLISHERS AND OTHER VENDORS; (II) OUR ABILITY TO ACCESS CHECKOUT AREA INFORMATION; (III) RISKS ASSOCIATED WITH OUR ADVANCE PAY PROGRAM, INCLUDING PROBLEMS COLLECTING INCENTIVE PAYMENTS FROM PUBLISHERS; (IV) DEMAND FOR OUR DISPLAY STORE FIXTURES; (V) OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY; (VI) COMPETITION; (VII) OUR ABILITY TO EFFECTIVELY MANAGE OUR EXPANSION; (VIII) GENERAL ECONOMIC AND BUSINESS CONDITIONS NATIONALLY, IN OUR MARKETS AND IN OUR INDUSTRY; (IX) OUR ABILITY TO MAINTAIN ADEQUATE FINANCING ON ACCEPTABLE TERMS SUFFICIENT TO ACHIEVE OUR BUSINESS PLAN; (X) OUR ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES WITH AND INTO OUR CORPORATE ORGANIZATION, AND (XI) OUR ABILITY TO ATTRACT AND/OR RETAIN SKILLED MANAGEMENT. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

We are a leading provider of information and management services for retail magazine sales to U.S. and Canadian retailers and magazine publishers. We are also a leading manufacturer of display and store fixtures used by retailers. On May 31, 2001, we acquired The Interlink Companies, Inc. ("Interlink") and its operating companies, including International Periodical Distributors, Inc. ("IPD"), a distributor of magazines to bookstore chains, record stores, computer stores and independent retailers, and David E. Young, Inc. ("Deyco"), a national distributor to secondary wholesalers who supply magazines to independent retailers and specialty chains. Interlink represents a new business segment, magazine distribution. Through this strategic acquisition, we have become a leading direct distributor of magazines to bookstore chains, computer stores and independent retailers.

Through our information services, we provide sales data and product placement and other related information in various user-friendly formats, including print, CD-ROM and over the Internet. This information helps users to formulate marketing, distribution and advertising plans and to react more quickly to changing market conditions. Our information services cover over 10,000 magazine titles and are provided to approximately 1,000 retail chains with approximately 80,000 stores and 400,000 checkout counters. We believe we maintain the most comprehensive information database available for retail magazine sales and magazine placement at checkout counters. We have expanded upon our experience with retail magazine sales to provide similar information and services to confectioners and vendors of general merchandise sold at checkout counters.

We assist retailers in increasing sales and incentive payment revenues by reconfiguring and designing front-end display fixtures, supervising installation, selecting products and negotiating, billing and collecting incentive payments from vendors. Historically, as part of our services, we arranged for the manufacture of display fixtures for many of our customers. Since January 1999, we acquired five display fixture manufacturers. Manufacturing display fixtures in our own facilities allows us to be a full-service provider of management services for the checkout area, or "front-end," of a customer's store. We also can integrate the design and manufacturing processes with our clients' merchandising strategies and better manage the timing of display fixture delivery and installation.

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

We believe that we are well positioned to use our existing relationships with retailers and vendors to cross-sell our products and services.

INDUSTRY OVERVIEW

In-Store Services and Manufacturing

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

Vendors of front-end products compete for favorable spaces on display fixtures, which we refer to as "pockets". Some vendors make incentive payments to retailers for favorable product locations. These payments may include up-front fees to have display fixtures configured to provide for a vendor's desired product placements, recurring placement rental fees based on the location and size or rebate payments on a product's sales volume.

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

Our in-store service segment and manufacturing segment also operate in the in-store development industry which is comprised of suppliers who offer products and services to retailers for the build-out of their store interiors and suppliers of products and services related to the promotion and display of merchandise that is offered to consumer products manufacturers.

Magazine Distribution

According to industry statistics, the newsstand magazine sales industry totals approximately $4.4 billion in retail sales.

The distribution of magazines is generally described on the following levels:

Publishers: Publishers range from large, well-financed publishers of high volume periodicals and books to independent publishers of low circulation specialty titles.

National Distributors: National distributors represent publishers in distributing their products nationwide to Local Distributors, who in turn deliver the product to a wide variety of classes of trade, including major retail chains, superstores, computer stores, specialty retailers and independent retailers. National distributors do not physically handle product, but rather direct and bill product to the local distributors on behalf of their publisher clients.

Local Distributors: Local distributors, also referred to as "Wholesalers", take physical delivery of publications, warehouse them, deliver them to retail outlets, service magazine displays and initiate the returns process. They are billed by National Distributors, and, in turn, invoice the retailer. There are currently three types of Local Distributors, or Wholesalers, within the magazine industry:

       Primary Wholesalers: Primary wholesalers generally service the stores of national and regional retail chains including transportation outlets, supermarkets, convenience food stores, and drug stores. This class of trade is also commonly referred to as Traditional Retailers. Although there are currently only four major primary wholesaler companies, they continue to operate from several hundred local distribution points.

       Secondary Wholesalers: There are hundreds of secondary wholesalers in the United States. Secondary wholesalers generally handle special interest magazines, and distribute to smaller retail chains and independents. Deyco is a national distributor who primarily represents publishers to this group of wholesalers.

       Specialty Distributors: This is the newest class of distributors; these are the principal suppliers to the rapidly developing "Specialty Market", which consists of bookstores, record stores and other niche oriented classes of trade such as crafts and hardware. This segment has recently developed into a significant component of newsstand sales within the last five years. While Specialty Distributors are billed by national distributors, invoice retailers, and warehouse product, they fundamentally differ from the primary and secondary wholesalers in other regards. Rather than delivering product via company owned trucks and labor, they outsource the actual delivery of product to a third party carrier. This enables these companies to supply retail locations throughout, and even beyond, the United States from only a handful, as opposed to hundreds, of locations. Specialty distributors also differ in that because they do not actually deliver the product to their retail customers with their own labor force, they lack the capability to physically service the fixtures within their retailers' stores. This is generally acceptable to these types of retailers as they are able to adequately service the display fixtures with their own in-store labor. IPD is an example of a Specialty Distributor.

Historically, Local Distributors were comprised of a geographically specific series of local family-owned "monopolies". In 1995, the historical structure was disrupted when the traditional major retailers began bidding out their magazine business to a single distribution company nationwide. This resulted in the consolidation to create what is currently recognized as the four Primary Wholesalers. While Secondary Wholesalers have always existed, the Primary Wholesalers' concentration and focus upon the major Traditional retail chains have afforded these Secondary Wholesalers new opportunities with the smaller retailer chains and independents. In many instances Secondary wholesalers are solicited by some of the tens of thousands of smaller retailers whose distribution from the Primary Wholesalers has been discontinued.

In contrast, much of the Specialty Market's emergence has occurred since 1995, and because they were able to employ the Specialty Distributors as their preferred alternative, they are the only retail class of trade to not have been greatly affected by the Primary Wholesalers' consolidation.

This consolidation continues to affect all other distribution channels of the publishing industry, limiting the business prospects for distributors that cannot provide the geographic reach or level of service required by customers. As a result, periodical wholesaling is being transformed from a low-cost, low-risk, local or regional industry into an industry that is more capital intensive, more reliant on technology and in many instances national in scope.

BUSINESS SEGMENTS

Our claims submission services for magazine retailers were established over 20 years ago. Our experience in providing these services is the foundation for our other services. Set forth below are descriptions of our services and products in each of our segments: in-store services (26.9% of our fiscal 2002 revenues) manufacturing (7.5% of our fiscal 2002 revenues), and magazine distribution (65.6% of our fiscal 2002 revenues). See Note 18 in our "Notes to Consolidated Financial Statements" for certain financial information of each of our segments.

In-Store Services

Claim Submission Program. Through our information gathering capabilities, we assist U.S. and Canadian retailers to accurately monitor, document, claim and collect magazine publisher incentive and pocket rental payments. Incentive payments consist of cash rebates offered to retailers by magazine publishers equal to a percentage of magazine sales. Pocket rental payments are made by magazine publishers for providing a specific pocket size and location on a display fixture. Our claim submission program relieves our retailer customers of the substantial administrative burden of documenting their claims and we believe increases the amount of claims they collect.

The claim submission process begins at the end of each calendar quarter. Local distributors detail the titles and number of copies sold by our retailer clients during that quarter. Display fixture manufacturers and our retailer clients provide us with information about magazine pocket placements. Based on this information, we prepare claim forms and submit the documented claims to the appropriate national distributor. After verification of the claim, the national distributor, on behalf of the publisher, remits to us payment for the retailer. We then record the payment and forward it to the retailer. We charge the retailer a negotiated percentage of the amount collected.

Retailer customers who use our traditional claim submission program include Fleming, Southland 7-Eleven and Walgreens.

Advance Pay Program. As an extension of our claim submission program, we have established our Advance Pay Program for magazine sales. Under this program, we advance to participating retailers a negotiated fixed percentage of the total quarterly incentive payments and pocket rental fees otherwise due the retailer. We generally make these payments within 90 days after the end of the quarter. We then collect the payments for our own account. This service provides the retailer with improved cash flow and relief from the burdensome administrative task of processing a large number of small checks from publishers. Payments collected from publishers under the Advance Pay Program as a percentage of all incentive payments collected from publishers grew from 32.6% during fiscal 2000 to 47.4% during fiscal 2001 to 50.4% during fiscal 2002.

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

Customers of our Advance Pay Program include A&P, Ahold USA, Food Lion, Kmart, Target and W.H. Smith.

ICN, PIN and Store Level Data. In response to the business communications opportunities presented by the internet, we have developed our ICN website. The ICN website enables subscribing magazine publishers to access information regarding pricing, new titles, discontinued titles and display fixture configuration changes on a chain-by-chain basis. This information is important to publishers because discontinuation and placement of their titles on the display fixture can have a significant impact on sales. We believe that, prior to ICN, publishers could not react as quickly to these changes. Publishers also can use ICN to promote special incentives and advertise and display special editions, new publications and upcoming covers, all of which can increase their sales. We have an agreement with Barnes & Noble, Inc. to jointly offer their store-by-store daily sales data to magazine publishers. We also have agreements with AC Nielsen, the world's leading market research firm, and Efficient Market Services ("EMS"), a privately held consumer-information company, to market and sell store-level point-of-sale data. We believe the more timely, store-by-store information has increased the attractiveness of our ICN website to publishers.

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

We receive annual fees, paid quarterly or monthly, from each publisher and general merchandiser that subscribes to ICN, PIN or Store Level Data. For a fee, publishers may advertise and run promotions and special programs on ICN. We have approximately 150 retailer subscribers, including Ames Department Stores, Eckerd, Kmart, Southland 7-Eleven, W.H. Smith and Wegman's Food Markets, and approximately 20 publishers, including Comag, Murdoch Magazines, Time Distribution Services and Times Mirror.

Front-End Management. We help retailers to increase sales and incentive payment revenues by reconfiguring and designing front-end display fixtures, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We also help our retailer clients to develop specialized marketing and promotional programs, which may include, for example, special mainline or checkout displays and cross-promotions of magazines and products of interest to the readers of these magazines.

Front-End and Point-of-Purchase Displays. We design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers, including Kmart, Food Lion, Kroger, Target, Home Depot and Hershey Food Corporation. For many of our retail store accounts, we also invoice vendors for fixture costs and coordinate the collection of payments on these invoices. We believe that manufacturing display fixtures increases our access to information about sales of magazines and other products from retail checkout areas, which enhances our ability to provide PIN and ICN.

Our manufacturing process typically begins when a retail store chain requests us to design a display for its stores. We create a computer model of the display based on the retailer's specifications, from which a prototype is created and presented to the retailer for its examination. We then work together with the retailer to finalize the design of the display and negotiate a price per display. All of our front-end display fixtures are manufactured to customer specifications.

We design, manufacture and powder-coat each pocket, shelf and other component of a display unit separately and then assemble these components to create the finished display. We believe that our component-oriented manufacturing process enables us to produce our displays more quickly and efficiently and with a higher standard of quality than if we used a unit-oriented process.

Materials used in manufacturing our fixtures include wire, metal tubing and paneling. At our four manufacturing locations, we cut, shape, bend and weld wire, tubing and metal paneling and powder coat and assemble the finished product. We use a just-in-time inventory practice. This reduces our requirements to carry inventories of raw materials, which in turn improves our cash flow.

Manufacturing

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

All wooden store fixtures are custom made and as such we do not manufacture product without a customer commitment for the product. Engineering and design teams work closely with retailers to create product to meet specific requirements. The process includes use of computer assisted drawings ("CAD") and "photo rendering" that allow a retailer to see an image of the product from various angles and make changes. Once the CAD drawing is finalized, a prototype is typically manufactured for approval prior to large scale manufacturing. Products we make for retailers are check out counters, service desks, fitting rooms, customized room kits, bookshelves, magazine racks and other merchandise display fixtures.

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

Magazine Distribution

On May 31, 2001, we acquired Interlink and its operating companies, including IPD, a distributor of magazines to the Specialty Market, including bookstore chains, record stores, computer stores and independent retailers, and Deyco, a national distributor to the secondary wholesalers. This established our magazine distribution segment.

Through our magazine distribution segment, we distribute approximately 5,000 titles for publishers and national distributors. IPD arranges for copies of each issue to be shipped from the supplier to our seven geographically dispersed distribution centers, at which point the magazine copies are repackaged for shipment by third party carriers to approximately 7,000 retail outlets. In contrast, Deyco arranges for shipments of magazines to be made directly by the supplier to secondary magazine wholesalers located throughout the country.

Almost all magazines are distributed on a fully returnable basis. Within a specified period, which could be as much as 180 days, after the publisher specified off-sale date, the retailers and secondary distributors are entitled to return to our magazine distribution segment all unsold copies for full credit of the price payable by such customers. Periodically, we report to our suppliers the amount of returns received and obtain full credit of the price we paid for such copies.

Payment for delivered copies is made by our customers under a wide variety of terms, which may include regular payments, net payment and delayed payment. We endeavor to match the terms of payment received from our suppliers with the terms of payment offered to our customers, and thereby reduce our working capital requirements.

Deyco recognizes revenue from sales to wholesalers based on the on-sale date of each periodical, net of provisions for estimated returns. IPD recognizes revenue at the time of shipment to the retailer customer, net of estimated returns. Retailer customers of IPD include Barnes & Noble, B. Dalton Booksellers, Borders, Waldenbooks, Babbages, Hastings Book, Music & Video and Tower Magazines/MTS, Inc.

MAJOR CUSTOMERS

For fiscal 2002, two customers accounted for approximately 43% of revenues. Barnes & Noble accounted for approximately 26% and Borders accounted for approximately 17%. For fiscal 2001, two customers accounted for approximately 29% of revenues. Borders accounted for approximately 15% of revenues and Kmart accounted for approximately 14% of revenues. For fiscal 2000, two customers accounted for approximately 26% of revenues. Winn Dixie accounted for approximately 15% of revenues and Ahold USA accounted for approximately 11% of revenues.

MARKETING AND SALES

We market our services and display fixtures through our own direct sales force. Our sales group consists of three divisional vice presidents and 11 regional managers. We have integrated our marketing efforts for our traditional information and management services with our display fixture manufacturing. We market our services primarily through direct contact with clients and prospective clients. We also market our services at industry trade shows and through trade publications.

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

Our magazine distribution segment is engaged in a two-pronged marketing and sales effort. The first prong targets publishers and national distributors from whom we acquire magazines for distribution. Our publisher services department maintains direct contact with publishers and national distributors to secure additional titles and a greater copy allocation of titles currently distributed. The second prong targets retailers and distribution agents with a direct sales force dedicated to securing new outlets for sale of magazines distributed by the Company. The primary means of locating new retail outlets and distribution agents is direct sales presentation, although the Company frequently attends trade shows and industry gatherings to promote its business and make contacts with potential customers.

COMPETITION

We face significant competition for many of our services. For example, we have a number of direct competitors for our claims submission program, all of which are closely-held private companies. We also compete with approximately five other manufacturers for front-end display fixture manufacturing business. There also are a substantial number of competitors for our point-of-purchase fixture business, many of which are national in scope. Any of these competitors could also compete for our front-end display fixture business.

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

The environment in our magazine distribution segment continues to evolve. Deyco and IPD face competition from such organizations as Curtis Circulation Company and Time Distribution Services, each of which are divisions of national distributors targeting the secondary market. In addition, Deyco and IPD compete with specialty distributors such as Retail Vision and Ingram. It is possible that our magazine distribution segment, Deyco in particular, will face increased competition from national distributors entering the secondary market.

Our competitors also may introduce services that are perceived by our clients to be more attractive than those we provide. In addition, many of our current and possible competitors have substantially greater financial resources than we do.

We believe that the principal competitive factors in the retail information industry include access to information, technological support, accuracy, system flexibility, financial stability, customer service and reputation. In addition to financial stability, customer service and reputation, we believe that product quality, timeliness of delivery and, to a lesser extent, price are competitive factors in the display fixture manufacturing business. We believe we compete effectively with respect to each of the above factors.

Competitive pressures may result in a decrease in the number of clients we serve and a decrease in our revenues. Either of these could materially harm our business, financial condition and future results.

INFORMATION SYSTEMS; INTELLECTUAL PROPERTY

Software used in connection with our claims submission program and in connection with PIN and ICN was developed specifically for our use by a combination of in-house software engineers and outside consultants. We believe that certain elements of these software systems are proprietary to The Source. Other portions of these systems are licensed from the third party, MJ Systems, that helped to design the system. We also receive systems service and upgrades under the license.

We have filed applications with the U.S. Patent Office for patent protection for our ICN and PIN innovations. Certain aspects of our ICN and PIN innovations also have copyright protection.

Software used in connection with our magazine distribution program was developed specifically for our use by a combination of in-house software engineers and outside consultants. We believe that certain elements of these software systems are proprietary to The Source. Other portions of these systems are licensed from the third party, Data Processing Services, that helped to design the system. We also receive systems service and upgrades under the license.

EMPLOYEES

As of March 31, 2002, we employed approximately 1,200 persons. Of the employees at our Brooklyn, New York facility, 108 are represented by Local 810 of the Steel, Metal, Alloys and Hardware Fabricators of the International Brotherhood of Teamsters under a collective bargaining agreement expiring on September 30, 2004. Of the employees at our Philadelphia, Pennsylvania facility, 70 are represented by Local 837 of the Teamsters Union under a collective bargaining agreement expiring on December 31, 2005. We consider our employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

We conduct our business from over twenty manufacturing, data processing, office and warehouse facilities.

        LOCATION                           DESCRIPTION            SEGMENT               SIZE SQ. FT.    OWNED/LEASED
    ----------------                  -------------------      -----------              ------------    ------------
    St. Louis, MO                     Office                   In-Store                     5,100           Leased
    Manhattan, NY                     Office                   In-Store                     3,500           Leased
    High Point, NC                    Data Processing/Office   In-Store                    24,000            Owned
    Don Mills, Ontario                Office                   In-Store                     3,900           Leased
    Rockford, IL                      Manufacturing/Office     In-Store                   310,500            Owned
    Jacksonville, FL                  Manufacturing/Office     In-Store                    55,000           Leased
    Brooklyn, NY                      Manufacturing/Office     In-Store                    92,000           Leased
    Philadelphia, PA                  Manufacturing/Office     In-Store                   110,000            Owned
    Vancouver, British Columbia       Manufacturing/Office     In-Store                    20,000           Leased
    Quincy, IL                        Manufacturing/Office     Manufacturing              260,000            Owned
    Carson City, NV                   Manufacturing/Office     Manufacturing              135,000           Leased
    Norwood, NC                       Manufacturing/Office     Manufacturing               52,000           Leased
    San Diego, CA                     Office                   Magazine Distribution       24,000           Leased
    San Diego, CA                     Office/Warehouse (2)     Magazine Distribution       43,000           Leased
    Forest Park, GA                   Office/Warehouse         Magazine Distribution       11,000           Leased
    Nashville, TN                     Office/Warehouse         Magazine Distribution       60,000           Leased
    Elk Grove, IL                     Office/Warehouse         Magazine Distribution       35,000           Leased
    Kent, WA                          Office/Warehouse         Magazine Distribution       15,000           Leased
    Dallas, TX                        Office/Warehouse         Magazine Distribution       48,000           Leased
    Milan, OH                         Office/Warehouse         Magazine Distribution       83,000           Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Shareholders of the Company was held on November 19, 2001. Of the 18,231,299 shares entitled to vote at such meeting, 14,857,334 shares were present at the meeting in person or by proxy.

(b) The proposal to amend the Company's Article of Incorporation to change the name of the Company to Source Interlink Companies, Inc. was approved The number of shares voted for, against and withheld were as follows:

          For        Against    Withheld      Non-Vote
          ---        -------    --------      --------
       14,823,023     25,077     9,234           -0-

Each of the management nominees for director was duly elected to serve an additional term of three years. The number of shares voted for and withheld were as follows:

                                               For                       Withheld
                                               ---                       --------
         S. Leslie Flegel                   14,296,990                   560,344

         Robert O. Aders                    14,655,084                   202,250

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is quoted on the Nasdaq National Market under the symbol "SORC." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

Fiscal 2001                                  High              Low
-----------                                 ------           -------
First Quarter                               $22.81           $ 14.00
Second Quarter                              $15.25           $ 10.69
Third Quarter                               $11.06           $  4.97
Fourth Quarter                              $ 7.13           $  3.66

Fiscal 2002                                  High              Low
-----------                                 ------           -------
First Quarter                               $6.13            $3.44
Second Quarter                              $6.31            $3.95
Third Quarter                               $5.60            $3.37
Fourth Quarter                              $6.54            $3.70


As of April 22, 2002, there were approximately 124 holders of record of the Common Stock.

We have never paid dividends on our Common Stock. The Board of Directors presently intends to retain all of its earnings, if any, for the development of our business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon a number of factors, including among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors that the Board of Directors may deem relevant. Currently, the credit agreement with Bank of America, N.A., prohibits the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

SALES OF UNREGISTERED SHARES

In May, 2001, we issued an aggregate of 980,025 shares of our common stock to the former shareholders of Deyco Acquisition Corporation ("DAC") in exchange for their shares of common stock of DAC. DAC, now Source Interlink Companies, Inc., is the parent corporation of IPD and Deyco. Each of the DAC shareholders represented to us in writing that he or she as acquiring the shares for investment and agreed that the shares could not be sold or otherwise transferred unless they were first registered under the Act except in a transaction which is exempt from the registration requirement. The certificates for the shares bear appropriate restrictive legends and stop-transfer instructions with respect to such shares have been given to our transfer agent. Based upon representations made by each of the former DAC shareholders, we believe each was an accredited investor as defined in Regulation D promulgated under the Act. We believe that the issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Regulation D.

In July, 2001, we issued warrants to Richard Cohen as consideration for consulting services. The warrants are exercisable for 20,000 shares of our common stock at an exercise price of $5.34 per share. The warrants vested in February of 2002 and expire on January 31, 2003. Mr. Cohen represented to us in writing that he was acquiring the warrant for investment, and, upon exercise, would acquire shares of our common stock for investment and agreed that neither the warrant nor the shares could be sold or otherwise transferred unless they were first registered under the Act except in a transaction which is exempt from the registration requirement. The warrant bears, and the certificate for shares issued upon exercise of the warrant will bear, appropriate restrictive legends. A stop-transfer instruction will be placed with our transfer agent for the shares, should Mr. Cohen exercise the warrant. Based upon representations made by Mr. Cohen, we believe that he is an accredited investor as defined in Regulation D. We believe that the issuance of the warrant was, and the issuance of shares upon exercise of the warrant will be, exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                    Fiscal Year Ended January 31,
                                                ----------------------------------------------------------------
                                                  1998          1999          2000          2001          2002
                                                --------      --------      --------      --------      --------
                                                               (in thousands, except for per share data)
STATEMENT OF OPERATIONS INFORMATION:
Revenues                                        $ 11,804      $ 21,100      $ 82,488      $ 91,748      $238,005
Cost of revenues                                   5,861        11,268        48,869        59,830       191,779
                                                --------      --------      --------      --------      --------
        Gross profit                               5,943         9,832        33,619        31,918        46,226
Selling, general and administrative expense        2,173         2,551        12,162        17,038        32,022
Amortization                                         178           398         2,718         2,994         5,424
Asset Impairment Charge                               --            --            --            --        78,126
                                                --------      --------      --------      --------      --------
Operating income (loss)                            3,592         6,883        18,739        11,886       (69,346)
Interest expense                                    (714)         (331)       (1,033)       (2,356)       (3,521)
Interest income                                       21            28           114            44           183
Other income (expense)                               (79)          (47)         (152)           36        (1,741)
                                                --------      --------      --------      --------      --------
Income (loss) before income taxes                  2,820         6,533        17,668         9,610       (74,425)
Income tax (provision) benefit                    (1,231)       (2,667)       (7,557)       (3,776)        1,047
                                                --------      --------      --------      --------      --------
        Net income (loss)                       $  1,589      $  3,866      $ 10,111      $  5,834      $(73,378)
                                                ========      ========      ========      ========      ========
Earnings (loss) per share
        Basic                                   $   0.23      $   0.42      $   0.66      $   0.33      $  (4.10)
        Diluted                                     0.22          0.40          0.60          0.32         (4.10)
Weighted average outstanding shares
        Basic                                      6,562         9,132        15,332        17,591        17,915
        Diluted                                    6,694         9,776        16,815        18,303        17,915


                                                      At January 31,
                               ------------------------------------------------------------
                                 1998         1999         2000         2001         2002
                               --------     --------     --------     --------     --------
                                                      (in thousands)
BALANCE SHEET INFORMATION:
Working capital (deficit)      $ 16,988     $ 22,014     $ 61,455     $ 62,288     $ (7,926)
Total assets                     23,808       65,878      156,759      157,108      166,514
Total debt                        8,635        3,508       32,389       31,896       57,675
Stockholders' equity             12,495       52,310      107,414      111,801       45,041

For a discussion on acquisitions and impairment that affect comparability of results, see Notes 5 and 8 in the "Notes to the Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

On May 31, 2001 we acquired Interlink, which has various operating companies, including IPD, a distributor of magazines to bookstore chains, record stores, computer stores and independent retailers, and Deyco, a national distributor to secondary wholesalers. Interlink represents a new business segment, magazine distribution. The Company's segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines the Company's business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. The reportable segments of the Company are in-store services, manufacturing and magazine distribution. Formerly, the segments were services, display rack and store fixture manufacturing and magazine distribution.

Magazine Distribution. We derive our revenues from distributing magazines to major bookstore chains, independent retailers and secondary wholesalers. Magazine distribution revenue is recognized at the time of shipment to the retailer, net of estimated returns. We recognize magazine distribution revenue from sales made to wholesalers based on the on-sale date of each periodical, net of provisions for estimated returns.

Cost of revenues for magazine distribution includes the price paid for magazines sold plus costs associated with the shipping and handling of magazines sold.

In-Store Services. We derive our revenues from in-store services from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of gum and general merchandise sold at checkout counters and (2) designing, manufacturing, shipping and salvaging display fixtures used by retailers at checkout counters as well as at other points of purchase throughout their stores.

In-store services include configuring, designing and manufacturing front-end display fixtures, supervising installation, and billing and collecting incentive payments from vendors for product placement. Revenues are recognized as fixtures are shipped.

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

See Note 18 in the "Notes to Consolidated Financial Statements" for certain financial information on our three business segments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to magazine sales returns, magazine purchase returns, bad debts, intangible assets, income tax contingencies, accruals and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impacted.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. These estimates are based on historical sales returns, historical purchase returns and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue and/or cost of sales may be misstated.

The Company provides for potential uncollectible accounts receivable based on customer specific information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased bad debt expenses.

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to increase or decrease valuation allowances against its deferred tax assets resulting in additional income tax expenses or benefits.

In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make estimates of expected future cash flows and other factors to determine the fair value of the respective assets. If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on February 1, 2002 and will be required to analyze its goodwill for impairment on an annual basis. The Company does not expect to record any impairment charges as a result of the adoption of this statement.

Deyco's costs of sales represents 8.7% of our total cost of sales and 12.3% of our magazine distribution segment's cost of sales. Due to the complexities of the many combinations and permutations of thousands of magazines and hundreds of customers and publishers as well as the fact that payment for issues sold can take up to a year and in some cases more to be finally settled, management accrues a cost of sales for Deyco based on estimates derived from historical analysis of product cost as a percent of sales. The basis of this estimate is reviewed and updated on a regular basis. The cost accrual for each month's billing is kept segregated in the general ledger and as payments are made, they are charged to the same account. In this way management can track over time the amount actually paid in settlement for a particular month's sales and continuously hone the estimate. If the historical data the Company uses to calculate these estimates does not properly reflect actual cost of sales, cost of sales for Deyco may be misstated.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                    Fiscal Year Ended January 31,
                                                  --------------------------------
                                                   2002         2001         2000
                                                  ------       ------       ------
Revenues                                           100.0%       100.0%       100.0%
Cost of Revenues                                    80.6%        65.2%        59.3%
                                                  ------       ------       ------
     Gross Profit                                   19.4%        34.8%        40.7%
Selling, General and Administrative Expense         13.4%        18.6%        14.7%
Amortization                                         2.3%         3.2%         3.3%
Asset Impairment Charges                            32.8%          --%          --%
                                                  ------       ------       ------
     Operating Income (Loss)                       (29.1)%       13.0%        22.7%
Interest, Net                                       (1.4)%       (2.5)%       (1.1)%
Other Income (Expense), Net                         (0.8)%         --%        (0.2)%
                                                  ------       ------       ------
Income (Loss) Before Income Taxes                  (31.3)%       10.5%        21.4%
                                                  ------       ------       ------
     Net Income (Loss)                             (30.8)%        6.4%        12.3%
                                                  ======       ======       ======

FISCAL 2002 COMPARED TO FISCAL 2001

Revenues

Magazine Distribution. On May 31, 2001, we acquired Interlink. Interlink's results of operations have been included in our consolidated financial statements since the date of acquisition. Magazine distribution accounted for approximately 65.6% of our revenues for the year ended January 31, 2002. There were no magazine distribution revenues in the year ended January 31, 2001.

In-Store Services. In-store services accounted for approximately 26.9% (78.1% excluding revenues from our newly acquired magazine distribution companies) and 73.3% of our revenues for the years ended January 31, 2002 and 2001, respectively. In-store services revenues of $63.9 million decreased only $3.3 million compared to the year ended January 31, 2001 despite the inclusion in the prior year of approximately $4.0 million of non-recurring revenue from the sale of software associated with our information products.

Manufacturing. Manufacturing accounted for approximately 7.5% (21.9% excluding revenues from our newly acquired magazine distribution companies) and 26.7% of our revenues for the year ended January 31, 2002 and 2001, respectively. Revenues of $18.0 million in the year ended January 31, 2002 decreased $6.5 million compared to the year ended January 31, 2001 due to reduced volume in store fixture manufacturing caused by a major customer decreasing its new store openings compared to last year. Sales to this major customer decreased approximately $5.8 million compared to the prior year. Significant efforts were made to establish relationships with new customers to replace this business. One new customer accounted for over $2.0 million in revenues.

Gross Profit

Magazine Distribution. Gross profit was $20.1 million with a gross margin of 12.9%. We did not distribute magazines during the year ended January 31, 2001.

In-Store Services. Gross profit decreased approximately $2.0 million for the year ended January 31, 2002 compared to the prior year despite approximately $4.0 million of non-recurring revenue in the prior year. An insignificant amount of costs were associated with such non-recurring revenue, thus the gross margin decreased only slightly from 39.2% to 38.0%. Excluding the non-recurring revenue, the gross margin was approximately 33.1% for the year ended January 31, 2001. The dramatic improvement was partially due to the fixed cost components of the cost of revenue which do not increase with increased volume. More importantly, however, was that we were able to produce more volume with approximately the same amount of labor dollars. We attribute this to the efforts of our employees and to the management of our production facilities. Further, we believe that an indiscrete portion of our gross margin is related to our ability, which is enhanced by our information products, to attract and retain good customers.

Manufacturing. Gross profit decreased $3.8 million compared to the year ended January 31, 2001. The gross margin also decreased from 22.8% to 10.1% partly because of the decrease in volume. The margins on production for new customers tend to be low due to start-up costs such as prototype production. Additionally, some of the new business involved numerous short production runs as well as services beyond those traditionally provided.

Selling, General & Administrative Expense ("SG&A")

Magazine Distribution. SG&A expenses were $19.9 million or 12.8% of revenues. We did not distribute magazines during the year ended January 31, 2001.

In-Store Services. SG&A expenses decreased from $15.6 million to $12.9 million ($10.4 million after allocation of costs to the magazine distribution segment) primarily as a result of write-offs of receivables being approximately $2.0 million higher last year. Excluding the write-offs of receivables, SG&A as a percentage of revenue decreased slightly from 17.1% to 16.9%.

Manufacturing. SG&A expenses increased approximately $200,000 over the prior year. Approximately $150,000 of this increase resulted from an increase in administrative salaries which included the addition of three employees.

Goodwill Impairment. Following are the events and/or changes in circumstances that indicated that the recoverability of the carrying amount of our goodwill should be assessed:

     A valuation analysis was commissioned in preparation for adopting SFAS 142 effective February 1, 2002. The initial phases of this analysis revealed that we had experienced significant decreases in the market value of our subsidiaries, Interlink and Huck. Early adoption of SFAS 142 is prohibited, however, it did serve to alert us that we have experienced a significant decrease in the market value of our assets.

     Our manufacturing segment, Huck, experienced a substantial scale back in sales to its most significant customer resulting in a net operating loss for the segment.

     The accumulation of costs to acquire Interlink were significantly in excess of the amounts originally expected. This was because the net liabilities acquired far exceeded the amount originally projected. Management does not believe that it was practicable to determine the magnitude of this excess during due diligence. The Company is seeking recourse from the sellers of Interlink.

     Interlink experienced a significant cash flow loss and has had a history of operating and cash flow losses.

According to SFAS 121 estimates of future cash flows shall be the best estimate based on reasonable and supportable assumptions and projections. The weight given to the evidence in support of the estimated cash flows should be commensurate with the extent of which the evidence can be verified objectively.

Management's reasonable and supportable estimates of expected future cash flows from Interlink and Huck, weighted commensurately with the extent of which the evidence for such estimates can be verified objectively, for the purpose of complying with SFAS 121, are less than the carrying amount of the goodwill.

Accordingly, we reduced the carrying value of the goodwill for Interlink and Huck to fair value. Our estimate of fair value was determined by independent appraisal using customary valuation methodologies (including discounted cash flow and fundamental analysis). The valuation concluded that the fair values of these segments were less than the carrying amount of the assets associated with these segments by approximately $78.1 million.

The following table shows, by segment, the original goodwill net of accumulated amortization, the impairment charge and the resulting goodwill at January 31, 2002 (in thousands):

                                              Original   Impairment   Resulting
                Segment                       Goodwill     Charge     Goodwill
                ----------------------        --------   ----------   ---------
                In-Store                        42,769           --      42,769

                Manufacturing                    9,539        9,539          --

                Magazine Distribution           68,587       68,587          --


Interest Expense. Interest expense for the year ended January 31, 2002 increased $1.2 million compared to the year ended January 31, 2001 principally due to the borrowings by the newly acquired magazine distribution companies. A significant portion of such borrowings were used to acquire the magazine distribution companies.

Other Income (Expense). Other expense resulting from a loss on the sale of a security of $3.5 million and an unrealized loss on an interest rate swap agreement of $0.7 million was offset by other income of $2.0 million resulting from life insurance proceeds.

Income Tax Expense. The effective income tax rates for fiscal years 2002 and 2001 were 1.4% and 39.3%, respectively. The effective income tax rate for the year ended January 31, 2002 varied significantly from the federal statutory rate due to the non-taxable life insurance proceeds received during the period and due to the portion of the asset impairment charge which is not deductible for income tax purposes. The rate for the year ended January 31, 2001 varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

FISCAL 2001 COMPARED TO FISCAL 2000

Revenues

In-Store Services. In-store services accounted for approximately 73.3% and 88.4% of our revenues for the years ended January 31, 2001 and 2000, respectively. In-store revenue of $67.2 million decreased $5.7 million compared to the year ended January 31, 2000. Although we had approximately $4.0 million of non-recurring revenue from the sale of software associated with our information products, we experienced an overall decrease in sales of $9.7 million primarily related to volume, and to a small degree, pricing. Volume was impacted by customer postponements. Although we enjoy a significant market share which we believe in excess of 60%, we have experienced a limited degree of pricing pressure.

Manufacturing. In September 1999, we acquired Huck and Arrowood. Results of operations for these companies have been included in our consolidated financial statements since their respective dates of acquisition. Manufacturing accounted for approximately 26.7% and 11.6% of our revenues for the years ended January 31, 2001 and 2000, respectively.

Gross Profit

In-Store Services. Gross profit decreased to $26.3 million in fiscal 2001 from $31.3 million in fiscal 2000, a decrease of approximately of approximately $5.0 million. Included in the gross margin of fiscal 2001 is approximately $4.0 million of non-recurring revenue that had an insignificant amount of costs associated with it. Excluding that non-recurring revenue, the gross margin decreased from 42.8% to 39.2%, primarily as a result of lower volume and pricing pressure experienced during the third and fourth quarters of fiscal 2001.

Manufacturing. In September 1999, we acquired Huck and Arrowood. Results of operations for these companies have been included in our consolidated financial statements since their respective dates of acquisition. The gross profit increased from $2.4 million to $5.6 million.

Selling, General and Administrative Expense)

In-Store Services. SG&A expense increased $4.2 million from $11.4 million in fiscal 2000. The majority of the increase is due to a charge of $4.1 million to write-off accounts receivable. Excluding the charge, SG&A as a percentage of revenues increased slightly from 15.6% in fiscal 2000 to 17.1% in fiscal 2001.

Manufacturing. SG&A expense increased $0.7 million. The increase was merely the result of the inclusion of Huck's operating results for a full year in fiscal 2001 versus four months in fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the in-store services segment are for funding the Advance Pay Program, for purchasing materials and the cost of labor incurred in the provision of the in-store services. Our primary cash requirements for the manufacturing segment are for purchasing materials and the cost of labor incurred in the manufacturing process. Our primary cash requirements for the magazine distribution segment are for the cost of the periodicals and for meeting general working capital requirements. Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

During fiscal 2002, 2001 and 2000, we advanced approximately $81.5 million, $84.8 million and $68.9 million, respectively, under the Advance Pay Program. Generally, the primary source of funding the advances is our credit facility, which is discussed below. During fiscal 2002, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $14.4 million for fiscal 2002 was primarily from the increase in accounts payable and accrued expenses and the non cash items of depreciation and amortization, the loss on sale of the marketable security and the asset impairment charge offset by the net loss and the increase in accounts receivable. Net cash provided by operating activities of $8.7 million for fiscal 2001 was primarily from net income, non cash items of depreciation and amortization and the decrease in inventories offset by the decrease in accounts payable and accrued expenses and the increase in other assets. Net cash used by operating activities of $16.4 million for fiscal 2000 was primarily from the increase in accounts receivable, increase in other assets and decrease in accounts payable and accrued expenses offset by net income and non cash items of depreciation and amortization. The average collection period for 2002 was approximately 168 days, 129 days and 42 days for the in-store services segment, the manufacturing segment and the magazine distribution segment, respectively (all considered to be within an acceptable range by management based on the nature of our business and historical experience).

Net cash used in investing activities was $13.7 million, $8.8 million and $42.1 million in fiscal year 2002, 2001 and 2000, respectively. The cash used in fiscal year 2002 was primarily for the acquisition of the magazine distribution companies. Net cash provided by financing activities was $1.2 million in fiscal 2002 compared to net cash used in financing activities of $0.5 million in fiscal 2001 and net cash provided by financing activities of $ $59.4 million in fiscal 2000.

At January 31, 2002, we anticipate capital expenditures during fiscal 2003 of approximately $2.5 million of which approximately $1.5 million is allocated to company-wide upgrades and maintenance of computers, software, and telecom equipment and approximately $1.0 million is allocated to manufacturing plant equipment upgrades and maintenance.

During fiscal 2003, we are undertaking the first phase of a consolidation of company-wide administrative offices to new worldwide headquarters in Bonita Springs, Florida. At January 31, 2002, we anticipate additional capital expenditures relating to the move of approximately $1.8 million allocated to furniture, leasehold improvements, computer equipment, and telecom equipment at the new headquarters.

At January 31, 2002, our total long-term debt obligations were approximately $57.7 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. which provides for a $46.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (2.1% at January 31, 2002) and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. The availability at January 31, 2002 on the revolving credit facility was approximately $9.9 million.

Under the Credit Agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios and (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

Under the credit agreement, we are required to maintain certain financial ratios. We were in compliance with all such ratios at January 31, 2002 other than ratios driven by earnings before interest, taxes, depreciation and amortization ("EBITDA"). We incurred a $3.5 million charge to EBITDA from the loss on the sale of a security we acquired in July 2000 (the prior fiscal year). While Bank of America did not raise the issue, we were unable to obtain confirmation from Bank of America certifying for our auditors that the loss on the sale of a security totaling $3.5 million is an allowable addition to net income in the calculation of EBITDA. We believe that this amount should be an allowable addition since Bank of America approved the investment, in writing, and the investment has been carried on the balance sheet at its market value since July 2000. The market value at October 31, 2001 was $63,000, at which point, such decline in the market value of the security had not affected net income or EBITDA. However, the actual sale of the security in January 2002 resulted in a charge to EBITDA of $3.5 million.

The existing revolving credit facility terminates on December 31, 2002. We are currently in the process of negotiating an extension with Bank of America including modifications to the agreement that would clearly allow the add-back of the loss on the sale of the security for purposes of calculating EBITDA. We have received from Bank of America a proposed term sheet for discussion purposes which indicates that we will be required to offer collateral and possibly accept a rate increase due to the change in the banking climate since our original loan was negotiated. In addition to negotiating an extension with Bank of America, we are also examining opportunities with other banks, one of which has provided a proposed term sheet, not a commitment, which is subject to the completion of due diligence with results satisfactory to the bank.

In connection with the acquisition of MYCO, Inc., we assumed MYCO's Industrial Revenue Bonds ("IRB"). On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America ("the Bank") has issued an unsecured letter of credit for $4.1 million in connection with the IRB with an initial expiration date of April 20, 2001. As provided in the reimbursement agreement, the expiration date shall automatically extend for successive additional periods of one calendar month until the twentieth day of the thirteenth month following receipt of a notice of non-extension from the Bank. To date, no such notice of non-extension has been received and management does not expect such notice to be given by the Bank in the foreseeable future. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

On February 22, 2001, IPD and Deyco (now our wholly-owned subsidiaries) entered into a credit agreement with Congress Financial Corporation ("Congress"). The credit agreement includes a $4,000,000 term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were not in compliance with all such ratios at January 31, 2002, and received a waiver from Congress of its right to enforce compliance. In addition, IPD, Deyco and Congress have entered into an amendment to the credit facility that will have the effect of easing the ability of IPD and Deyco to maintain the financial ratios.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements based on obligations at January 31, 2002.

                                                                 Payments Due By Period
                                                       Less than     1 - 3        4 - 5        After
    (in thousands)                         Total        1 Year       Years        Years       5 Years
    --------------                        --------     --------     --------     --------     --------
    Debt Obligations                      $ 57,675     $ 42,097     $    379     $ 11,151     $  4,048
    Capital Lease Obligations                  313           68           99           98           48
    Operating Leases                        34,989        4,907        8,206        4,722       17,154
                                          --------     --------     --------     --------     --------

    Total Contractual Cash Obligations    $ 92,977     $ 47,072     $  8,684     $ 15,971     $ 21,250
                                          ========     ========     ========     ========     ========

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

The Company's previous business combinations were accounted for using the purchase method. Amortization expense arising from goodwill that will no longer be amortized under the provision of the new rules was approximately $5.4 million, $3.0 million and $2.7 million in fiscal year 2002, 2001 and 2000, respectively. Other than the impact on amortization expense, the Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability. Our debt relates primarily to credit facilities with Bank of America, N.A. and IPD and Deyco's facility with Congress Financial Corporation. The credit facility with Bank of America is a three-year credit agreement with an outstanding principal balance of approximately $36.1 million as of January 31, 2002. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement. The credit facility with Congress includes a $4.0 million term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The outstanding principal balance under the term loan at January 31, 2002 is approximately $2.8 million. The revolving credit facility had an outstanding principal balance of approximately $11.1 million at January 31, 2002. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 3.0% in excess of the adjusted eurodollar rate or 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 2.5% in excess of the adjusted eurodollar rate or 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

In order to better manage its exposure to interest rate risk, in February 2001 we entered into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At January 31, 2002 the fair value of the swap is not material and is recorded in accrued expenses.

We also conduct operations in Canada. For the year ended January 31, 2002, approximately 1.4% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

                                                                                 12% Notes
                                                                                    Due
                                                                Variable          February
                                                                Rate IRB          2002 and          Other
                                                                and Bank           August          Variable
           As of January 31, 2002 (in thousands):                 Debt              2002             Debt
           ----------------------------------------------       --------         ----------        --------
           Estimated cash inflow (outflow) by year of
           principal maturity-
               2003                                             $ 38,850         $    2,500        $    747
               2004                                                   --                 --             342
               2005                                                   --                 --              37
               2006                                               11,068                 --              40
               2007                                                   --                 --              43
               2008 and thereafter                                 4,000                 --              48
                                                                --------         ----------        --------
           Total                                                $ 53,918         $    2,500        $  1,257
                                                                --------         ----------        --------
           Estimated fair value                                 $ 53,918         $    2,495        $  1,200
                                                                --------         ----------        --------
           Carrying value                                       $ 53,918         $    2,500        $  1,257
                                                                ========         ==========        ========

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements of the Company are included herein as a separate section of this statement which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                                        Age      Position
----                                        ---      --------
S. Leslie Flegel                            64       Director, Chairman and Chief Executive Officer

James R. Gillis                             49       Director, Chief Operating Officer and President

W. Brian Rodgers                            36       Secretary and Chief Financial Officer

Jason S. Flegel                             36       Executive Vice President

Monte Weiner                                52       President & Chief Executive Officer - Source Display

Frank Bishop                                51       Senior Vice President - North American Sales

John D'Aloia                                47       Executive Vice President, Chief Marketing Officer

Robert O. Aders                             75       Director

Harry L. "Terry" Franc, III                 66       Director

Aron Katzman                                64       Director

Randall S. Minix                            52       Director

Kenneth F. Teasdale                         67       Director

The Board consists of seven members, each of whom serves in that capacity for a three year term or until a successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board. Our Articles of Incorporation and By-Laws provide for three classes of directorships serving staggered three year terms such that one class of the directors is elected at each annual meeting of stockholders. The terms of Messrs. Katzman, Minix and Gillis will continue until the 2002 annual meeting of stockholders, the terms of Messrs. Franc and Teasdale will continue until the 2003 annual meeting of stockholders and the terms of Messrs. Aders and Flegel will continue until the 2004 annual meeting of stockholders.

Each of the executive officers is a full-time employee of The Source. Non-employee directors of The Source devote such time to the affairs of The Source as is necessary and appropriate. Set forth below are descriptions of the backgrounds of the executive officers and directors of The Source:

S. Leslie Flegel has been the Chairman of the Board of Directors and Chief Executive Officer of The Source since its inception in March 1995. For more than 14 years prior thereto, Mr. Flegel was the principal owner and Chief Executive Officer of Display Information Systems Company ("DISC"), a predecessor of The Source. S. Leslie Flegel is the father of Jason S. Flegel, The Source's Executive Vice President, Information Services. Mr. Flegel is a director of eRoomSystem Technologies, Inc.

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

Jason S. Flegel has served as Executive Vice President, Information Services since June 1996. Prior thereto, and since the Company's inception in March 1995, he served as Vice President-- Western Region. For more than two years prior thereto, Mr. Flegel was an owner and the Chief Financial Officer of DISC. Jason
S. Flegel is the son of S. Leslie Flegel.

Monte Weiner has served as President and Chief Executive Officer - Source Display since August 2000. Prior thereto, Mr. Weiner served as Executive Vice President and Chief Executive Officer - Source Display from September 1999 until May 2000. For more than 15 years prior thereto, Mr. Weiner served as President of TCE Corporation and Secretary and Treasurer of Brand Manufacturing Corporation.

Frank Bishop has served the Company since 1995, most recently as Senior Vice President, Sales. Prior to joining the Company, Mr. Bishop served as the Director of Sales & Marketing for Triangle News Co, a wholesale distributor of books and magazines.

John D'Aloia joined the Company as Executive Vice President, Chief Marketing Officer in February 2002. Prior to joining the Company, Mr. D'Aloia worked for Hearst Distribution Corporation where he held the office of Executive Vice President for Hearst Distribution Group since 1990, and simultaneously served as Senior Vice President of COMAG Marketing Group. Prior to that, he worked for Time Inc. Magazine Division of AOL Time Warner for 14 years where he held a variety of positions including New York Regional Sales Director for People Magazine.

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

o The Audit Committee is comprised of three non-employee directors, presently Messrs. Minix, Katzman and Franc. The audit committee assists the board in fulfilling its financial oversight responsibilities by reviewing all audit processes and fees, the financial information that will be provided to our stockholders and our systems of internal controls. The audit committee shares with the board the authority and responsibility to select, evaluate and, where appropriate, replace the independent public accountants.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, all executive officers and directors of the Company timely filed with the Securities and Exchange Commission all reports required by Section 16(a) of the Securities Exchange Act of 1934 except that Messrs. Teasdale, Weiner, Aders and Minix failed to timely file a Form 4, Statement of Changes in Beneficial Ownership. All such reports have since been filed.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                        COMPENSATION
                                                                         SECURITIES
  NAME OF PRINCIPAL                    FISCAL                            UNDERLYING            ALL OTHER
      POSITION                          YEAR   SALARY ($)  BONUS ($)      OPTIONS (#)      COMPENSATION(1)($)
--------------------                   ------  ----------  ---------     ------------      ------------------
S. Leslie Flegel                        2002   $  455,000  $ 200,000        450,000             $  5,450
  Chief Executive Officer               2001      455,000    359,217             --                5,450
                                        2000      330,000    140,000        525,000                5,450

James R. Gillis                         2002   $  350,000  $ 250,000        250,000             $    970
  President                             2001      300,000    250,000        200,000                  970
                                        2000      250,000    250,000(2)          --                2,860

Monte Weiner                            2002   $  300,000  $ 150,000        200,000                   --
  Executive Vice President &            2001      241,000    250,000        200,000                   --
  CEO - Source Display                  2000      150,000    100,000         25,000                   --

Jason S. Flegel                         2002   $  204,000  $      --        131,000             $    981
  Executive Vice President              2001      155,000     50,000         50,000                  381
                                        2000      125,000     16,000         50,000                  381

Frank Bishop                            2002   $  204,000  $      --         20,000                   --
  Executive Vice President, Sales       2001      185,000         --         50,000                   --
                                        2000      120,000      5,000         30,000                   --

--------
(1) In fiscal 2002, the estimated incremental cost to the Company of life insurance premiums paid on behalf of Messrs. Flegel, Gillis, Weiner, J. Flegel and Bishop was $5,450, $970, $0, $981 and $0, respectively. In fiscal 2001, the estimated incremental cost to the Company of life insurance premiums paid on behalf of Messrs. Flegel, Gillis, Weiner, J. Flegel and Bishop was $5,450, $970, $0, $381 and $0, respectively. In fiscal 2000, the estimated incremental cost to the Company of life insurance premiums paid on behalf of Messrs. Flegel, Gillis, Weiner, J. Flegel and Bishop was $5,450, $2,860, $0, $381 and $0, respectively.
(2) Includes $100,000 bonus accrued in fiscal year 2000, but paid in fiscal year 2001, which was inadvertently not included in the proxy statement dated September 22, 2000.

                       OPTIONS GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                                                                                      Potential Realizable Value at
                          Number of      % of Total                                       Assumed Annual Rates of
                         Securities       Options                                        Stock Price Appreciation
                         Underlying      Granted to     Exercise or                           for Option Term
                           Options      Employees in    Base Price     Expiration    -----------------------------------
         Name             Granted #     Fiscal Year       ($/Sh)          Date         5%($)                    10%($)
----------------------  ------------    ------------    -----------    ----------    ---------                ----------
S. L. Flegel             300,000(1)         13%            5.00         02-05-11       943,342                 2,390,614
S. L. Flegel             150,000(2)          6%            4.35         07-11-11       410,354                 1,039,917
James R. Gillis          100,000(3)          4%            5.00         02-05-11       314,447                   796,871
James R. Gillis          100,000(3)          4%            4.35         07-11-11       273,569                   693,278
James R. Gillis           50,000(4)          2%            4.21         12-05-11       132,382                   335,483
Monte Weiner              50,000(1)          2%            5.00         02-05-11       157,224                   398,436
Monte Weiner              50,000(3)          2%            4.35         07-11-11       136,785                   346,639
Monte Weiner             100,000(4)          4%            4.21         12-05-11       264,765                   670,966
Jason Flegel              50,000(1)          2%            5.00         02-05-11       157,224                   398,436
Jason Flegel              50,000(2)          2%            4.35         07-11-11       136,785                   346,639
Jason Flegel              31,000(5)          1%            4.21         12-05-11        82,077                   207,999
Frank Bishop              20,000(1)          1%            5.00         02-05-11        62,889                   159,374
                        ------------    ------------    -----------    ----------    ---------                ----------

(1) Options were granted February 6, 2001 and are exercisable as to 100,000 shares immediately, another 100,000 shares on February 6, 2002 and the final 100,000 shares on February 6, 2003.

(2) Options were granted July 12, 2001 and vest in three equal annual installments.

(3) Options were granted February 6, 2001 and vest 33.33% immediately, 33.33% on August 1, 2001 and the remainder on August 1, 2002.

(4) Options were granted July 12, 2001 and vest 33.33% immediately, 33.33% on August 1, 2002 and the remainder on August 1, 2003.

(5) Options were granted December 6, 2001 and vest in three equal annual installments.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------

                                                           Number of          Value of Unexercised
                                                    Unexercised Options at   In-the-Money Options(1)
                         Shares                       Fiscal Year End (#)     at Fiscal Year End ($)
                      Acquired on       Value             Exercisable/             Exercisable/
       Name           Exercise(#)    Realized($)         Unexercisable             Unexercisable
-------------------   -----------    -----------    ----------------------   -----------------------
S. Leslie Flegel           0              0          1,003,006 / 421,250         448,292 / 170,300
James R. Gillis            0              0            418,667 / 166,000         101,501 / 77,999
Monte Weiner               0              0            283,334 / 183,333          73,000 / 98,500
Jason Flegel               0              0             90,758 / 159,333          60,679 / 145,418
Frank Bishop               0              0             36,485 / 45,333            9,636 / 4,600
-------------------   -----------    -----------    ----------------------   -----------------------


(1) "In-the-Money" options are options whose exercise price was less than the market price of Common Stock at January 31, 2002.

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

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

In February 2001, we entered into an employment agreement with S. Leslie Flegel, which expires January 31, 2004. Under the agreement, Mr. Flegel serves as the Chairman of the Board and Chief Executive Officer of The Source for an initial annual base rate of compensation (the "Base Compensation") of $425,000. For the fiscal years beginning February 1, 2002 and February 1, 2003, the Base Compensation shall be increased to $500,000. Mr. Flegel will also be entitled to receive a bonus ("Annual Bonus") each year of up to 100% of his Base Compensation for such year if certain performance goals are met. The Company granted to Mr. Flegel options to purchase an aggregate of 300,000 shares of our common stock (the "Option") at an exercise price of $5.00. The options vest 100,000 immediately upon the granting of the options, another 100,000 shares on February 6, 2002 and as to 100,000 shares on February 5, 2003. In the event the employment of Mr. Flegel with The Source is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities thereof (a "Termination") following a "Hostile Change of Control" (as defined in the employment agreement), Mr. Flegel will be entitled to a Severance Bonus equal to the sum of (i) the aggregate of the Base Compensation that would be earned by Mr. Flegel had he remained in The Source's employ from the date of such termination until January 31, 2004 (the "Remaining Term") and (ii) an amount equal to the aggregate Annual Bonus Mr. Flegel would have earned for the Remaining Term if all criteria for payment of the Annual Bonus were achieved at maximum levels for each of the periods within the Remaining Term. Mr. Flegel also will agree to refrain from disclosing information confidential to The Source or engaging, directly or indirectly, in the rendering of services competitive with those offered by The Source during the term of his employment and for one year thereafter, without the prior written consent of The Source and will receive $250,000 in consideration.

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

In June 2001, the Company and Frank Bishop agreed upon an arrangement under which Mr. Bishop will serve as Senior Vice President North American Sales of The Source in exchange for annual base compensation of $204,000. In addition, Mr. Bishop will also be entitled to receive a bonus based upon the performance of booked sales of certain divisions of our business, not to exceed 50% of his salary. Also, subject to approval by the Compensation Committee of the Board, 20,000 options will be granted at market value each year if sales in those divisions meet budget and an additional 20,000 options will be issued at market value if budget is exceeded by 20%.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 31, 2002 concerning the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table contained in this Form 10-K, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table:

                            Beneficial Ownership (1)
                            ------------------------

Name and Address
of Beneficial Owner                                  Number of Shares             Percent
-------------------                                  ----------------             -------
Jonathon J. Ledecky                                         2,640,000                14.4%
  800 Connecticut Avenue NW, Suite 1111
  Washington, D.C 20006

FMR Corporation                                             2,298,800(2)             12.6
  82 Devonshire Street
  Boston, Massachusetts, 02109

S. Leslie Flegel                                            2,106,226(3)             10.8
  Two City Place Drive, Suite 380
  St. Louis, Missouri 63141

James R. Gillis                                               426,501(3)              2.3
  10 East 40th Street, Suite 3110
  New York, New York 10016

Aron Katzman                                                  327,309(3)              1.8
  10 Layton Terrace
  St. Louis, Missouri 63124

Monte Weiner                                                  311,918(3)              1.7
  10 East 40th Street, Suite 3110
  New York, New York 10016

Jason S. Flegel                                               237,860(3)              1.3
  10 East 40th Street, Suite 3110
  New York, New York 10016

Harry L. Franc, III                                           118,505(3)                *
  19 Briarcliff
  St. Louis, Missouri 63124

Robert O. Aders                                                90,000(3)                *
  132 S. Delancey Place
  Atlantic City, New Jersey 08401

Randall S. Minix                                               77,974(3)                *
  5502 White Blossom Drive
  Greensboro, North Carolina 27410

Kenneth F. Teasdale                                            65,573(3)                *
  33 Kingsbury Place
  St. Louis, Missouri 63112

Frank Bishop                                                   54,485(3)                *
10 East 40th Street, Suite 3110
  New York, New York 10016

All directors and executive                                 3,875,193(4)             19.0
officers as a group  (12 persons)

-------

         *Less than 1%

(1) Under the rules of the Commission, shares of the Company's common stock which a person has the right to acquire within 60 days after March 31, 2002 in connection with the exercise of stock options and warrants are deemed to be outstanding for the purpose of computing beneficial ownership and the percentage of ownership of that person.

(2) This amount, as reflected on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002, consists of sole dispositive power with respect to 1,230,900 shares and no voting power.

(3) Includes exercisable options to acquire shares of common stock in the following amounts per beneficial owner: S. Leslie Flegel - 1,224,256 shares; James R. Gillis - 418,000 shares; Monte Weiner - 293,250 shares; Aron Katzman -50,000 shares; Jason S. Flegel - 124,091 shares; Harry L. Franc, III - 60,000 shares; Robert O. Aders - 60,000 shares; Randall S. Minix - 60,000 shares; Kenneth Teasdale - 30,000 shares; Frank Bishop - 54,485 shares.

(4) Includes options and warrants to acquire 137,242 shares of common stock, excluded in the names indicated in the footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Kenneth F. Teasdale, a director and stockholder of the Company, is a partner in the law firm of Armstrong Teasdale, LLP, counsel to the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial statements:

         Report of Independent Certified Public Accountants

         Consolidated balance sheets - January 31, 2002 and 2001

         Consolidated statements of operations - years ended January 31, 2002, 2001 and 2000

         Consolidated statements of comprehensive income (loss) - years ended January 31, 2002, 2001 and 2000

         Consolidated statements of stockholders' equity - years ended January 31, 2002, 2001 and 2000

         Consolidated statements of cash flows - years ended January 31, 2002, 2001 and 2000

         Notes to consolidated financial statements

         2. Financial statement schedules. The following consolidated financial statement schedule of Source Interlink Companies, Inc. and subsidiaries is included herein:

         Report of Independent Certified Public Accountants            S-1

         Schedule II             Valuation and qualifying accounts     S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. Exhibits.

         See Exhibit Index.

(b)      Reports on Form 8-K.

         There were no Current Reports on Form 8-K filed during the quarter ended January 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS


    AUDITED CONSOLIDATED FINANCIAL STATEMENT OF SOURCE INTERLINK COMPANIES, INC.                            PAGE
    The Report of the Independent Certified Public Accountants                                               F-2

    Consolidated Balance Sheets of January 31, 2002 and 2001                                                 F-3

    Consolidated Statements of Operations for the fiscal years ended January 31, 2002, 2001 and 2000         F-5

    Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2002,      F-5
    2001 and 2000

    Consolidated Statements of Stockholders' Equity                                                          F-6

    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2002, 2001 and 2000         F-7

    Notes to Consolidated Financial Statements                                                               F-8

The Report of the Independent Certified Public Accountants


Board of Directors
Source Interlink Companies, Inc.
St. Louis, Missouri

We have audited the consolidated balance sheets of Source Interlink Companies, Inc. as of January 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc. at January 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2002 in conformity with generally accepted accounting principles in the United States of America.



/s/ BDO Seidman, LLP
Chicago, Illinois
May 10, 2002

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

January 31,                                                                               2002         2001
                                                                                        --------     --------
ASSETS
CURRENT
      Cash                                                                              $  2,943     $  1,085
      Trade receivables, net of allowance for doubtful accounts of $6,142 and
      $1,398 at January 31, 2002 and 2001, respectively and net of allowance for
      returns of $40,077 and $0 at January 31, 2002 and 2001, respectively                66,515       63,453
      Income taxes receivable                                                              6,085        3,648
      Inventories (Note 4)                                                                19,147        6,294
      Other current assets                                                                 2,950        1,247
                                                                                        --------     --------
TOTAL CURRENT ASSETS                                                                      97,640       75,727
                                                                                        ========     ========

Land                                                                                       1,423        2,233
Plants and buildings                                                                       8,584       11,990
Office equipment and furniture                                                            17,554       13,155
                                                                                        --------     --------
Property, Plants and Equipment                                                            27,561       27,378
Less accumulated depreciation and amortization                                             7,184        5,246
                                                                                        --------     --------
NET PROPERTY, PLANTS AND EQUIPMENT                                                        20,377       22,132
                                                                                        ========     ========

OTHER ASSETS
      Goodwill, net of accumulated amortization of $8,592 and $6,350 at January 31,
      2002 and 2001, respectively (Note 5 and Note 8)                                     42,769       55,716
      Marketable Securities                                                                   --        1,269
      Deferred tax asset (Note 9)                                                          2,065           --
      Other                                                                                3,663        2,264
                                                                                        --------     --------
TOTAL OTHER ASSETS                                                                        48,497       59,249
                                                                                        --------     --------

                                                                                        $166,514     $157,108
                                                                                        ========     ========


                                                       See accompanying notes to
                                              consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

January 31,                                                                             2002            2001
                                                                                     ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                           $       --      $    3,818
     Accounts payable and accrued expenses, net of allowance for returns of
     $38,527 and $0 at January 31, 2002 and 2001, respectively                           59,393           6,097
     Due to retailers (Note 6)                                                            3,099           2,693
     Deferred income taxes (Note 9)                                                         953             715
     Current maturities of long-term debt (Note 7)                                       42,097             116
     Other current liabilities                                                               24              --
                                                                                     ----------      ----------
TOTAL CURRENT LIABILITIES                                                               105,566          13,439
                                                                                     ----------      ----------
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 7)                                         15,578          31,780
                                                                                     ----------      ----------
DEFERRED INCOME TAXES (Note 9)                                                               --              88
                                                                                     ----------      ----------
OTHER LONG-TERM LIABILITIES                                                                 329              --
                                                                                     ----------      ----------
TOTAL LIABILITIES                                                                       121,473          45,307
                                                                                     ----------      ----------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 19,414,799 issued, of which 1,126,120 are being held as Treasury Stock at January 31, 2002 and
     18,372,332 issued, of which 1,116,720 are being held as
     Treasury Stock at January 31, 2001                                                     194             183
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at January 31, 2002 and 2001 (Note 12)                                      --              --
     Additional paid-in-capital                                                         103,386          97,773
                                                                                     ----------      ----------
     Total contributed capital                                                          103,580          97,956
Accumulated other comprehensive loss:
    Available for sale securities                                                            --          (1,339)
    Foreign currency translation                                                           (387)            (81)
Retained (deficit) earnings                                                             (51,666)         21,712
                                                                                     ----------      ----------
                                                                                         51,527         118,248
Less:  Treasury Stock (1,126,120 and 1,116,720 shares at cost at January 31,
       2002 and 2001, respectively)                                                      (6,486)         (6,447)
                                                                                     ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                                               45,041         111,801
                                                                                     ==========      ==========

                                                                                     $  166,514      $  157,108
                                                                                     ==========      ==========


                                                       See accompanying notes to
                                              consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

Years Ended January 31,                                           2002            2001            2000
                                                               ----------      ----------      ----------
Revenues                                                       $  238,005      $   91,748      $   82,488
Costs of Revenues                                                 191,779          59,830          48,869
                                                               ----------      ----------      ----------
                                                                   46,226          31,918          33,619
Selling, General and Administrative Expense                        32,022          17,038          12,162
Amortization                                                        5,424           2,994           2,718
Goodwill Impairment (Note 8)                                       78,126              --              --
                                                               ----------      ----------      ----------
Operating Income (Loss)                                           (69,346)         11,886          18,739
                                                               ----------      ----------      ----------
Other Income (Expense)
            Interest income                                           183              44             114
            Interest expense                                       (3,521)         (2,356)         (1,033)
            Other                                                  (1,741)             36            (152)
                                                               ----------      ----------      ----------
Total Other Income (Expense)                                       (5,079)         (2,276)         (1,071)
                                                               ----------      ----------      ----------
Income (Loss) Before Income Taxes                                 (74,425)          9,610          17,668
Income Tax Expense (Benefit) (Note 9)                              (1,047)          3,776           7,557
                                                               ----------      ----------      ----------
Net Income (Loss)                                              $  (73,378)     $    5,834      $   10,111
                                                               ----------      ----------      ----------

Earnings (Loss) per Share - Basic                              $    (4.10)     $     0.33      $     0.66
                                                               ----------      ----------      ----------

Weighted Average of Shares Outstanding - Basic (Note 13)           17,915          17,591          15,332
                                                               ----------      ----------      ----------

Earnings (Loss) per Share - Diluted                            $    (4.10)     $     0.32      $     0.60
                                                               ----------      ----------      ----------

Weighted Average of Shares Outstanding - Diluted (Note 13)         17,915          18,348          16,815
                                                               ==========      ==========      ==========


                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                                  (in thousands)

Years Ended January 31,                                      2002            2001            2000
                                                          ----------      ----------      ----------
Net Income (Loss)                                         $  (73,378)     $    5,834      $   10,111
Unrealized Loss on Available-for-Sale Securities, net
of tax of $893                                                 1,339          (1,339)             --
Foreign Currency Translation Adjustment                         (306)           (161)             80
                                                          ----------      ----------      ----------
Comprehensive Income (Loss)                               $  (72,345)     $    4,334      $   10,191
                                                          ==========      ==========      ==========

                                                       See accompanying notes to
                                              consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (in thousands, except per share data)

                                                                                                                        Other
                                  Preferred Stock               Common Stock             Additional      Retained       Compre-
                             -------------------------   ---------------------------      Paid - in      Earnings       hensive
                               Shares         Amount        Shares          Amount         Capital       (Deficit)      Income
                             -----------   -----------   -----------     -----------     -----------    -----------   -----------
Balance, January 31, 1999      1,473,281   $        15    11,751,425     $       117     $    46,452    $     5,767   $        --

Conversion of                 (1,473,281)          (15)    1,473,281              15
Preferred Stock to
Common Stock
Issuance of Common
Stock                                                      3,000,000              30          35,694
Exercise of stock options                                     88,020               1             452
Exercise of warrants                                         242,047               2           1,082
Vesting of warrants                                                                               27
issued for consulting
services
Warrants issued for                                                                               15
consulting services
Purchase of treasury
stock
Acquisitions                                                 788,212               8           8,030
Foreign currency                                                                                                      $        80
translation adjustment
Other                                                          2,086                              18
Net income for the year                                                                                      10,111
                             -----------   -----------   -----------     -----------     -----------    -----------   -----------
Balance, January 31, 2000             --   $        --    17,345,071     $       173     $    91,770    $    15,878   $        80

Exercise of stock options                                    109,965               1             860
Exercise of warrants                                         499,109               5           2,542
Issuance of common                                            40,000                             180
stock for payment of note
payable
Vesting of warrants issued                                                                        23
for consulting services
Purchase of treasury
stock
Acquisitions                                                 373,382               4           2,103
Foreign currency                                                                                                             (161)
translation adjustment
Net unrealized holding loss                                                                                                (1,339)
on available-for-sale
securities
Tax benefit of stock                                                                             292
options exercised
Other                                                          4,805                               3
Net income for the year                                                                                       5,834
                             -----------   -----------   -----------     -----------     -----------    -----------   -----------
Balance, January 31, 2001             --   $        --    18,372,332     $       183     $    97,773    $    21,712   $    (1,420)

Exercise of stock options                                     56,364               1             147
Purchase of treasury stock
Acquisitions                                                 980,025              10           5,439
Foreign currency                                                                                                             (306)
translation adjustment
Reclassification                                                                                                            1,339
adjustment for net
realized losses
included in net
income, net of taxes
Other                                                          6,078                              27
Net loss for the year                                                                                       (73,378)
                             -----------   -----------   -----------     -----------     -----------    -----------   -----------
Balance, January 31, 2002             --   $        --    19,414,799     $       194     $   103,386    $   (51,666)  $      (387)
                             ===========   ===========   ===========     ===========     ===========    ===========   ===========
                                     Treasury Stock             Total
                             ----------------------------   Stockholders'
                                Shares           Amount         Equity
                             -----------      -----------   -------------
Balance, January 31, 1999          8,000      $       (41)  $      52,310

Conversion of                                                          --
Preferred Stock to
Common Stock
Issuance of Common
Stock                                                              35,724
Exercise of stock options                                             453
Exercise of warrants                                                1,084
Vesting of warrants                                                    27
issued for consulting
services
Warrants issued for                                                    15
consulting services
Purchase of treasury              34,250             (446)           (446)
stock
Acquisitions                                                        8,038
Foreign currency                                                       80
translation adjustment
Other                                                                  18
Net income for the year                                            10,111
                             -----------      -----------   -------------
Balance, January 31, 2000         42,250      $      (487)  $     107,414

Exercise of stock options                                             861
Exercise of warrants                                                2,547
Issuance of common                                                    180
stock for payment of note
payable
Vesting of warrants issued                                             23
for consulting services
Purchase of treasury           1,074,470           (5,960)         (5,960)
stock
Acquisitions                                                        2,107
Foreign currency                                                     (161)
translation adjustment
Net unrealized holding loss                                        (1,339)
on available-for-sale
securities
Tax benefit of stock                                                  292
options exercised
Other                                                                   3
Net income for the year                                             5,834
                             -----------      -----------   -------------
Balance, January 31, 2001      1,116,720      $    (6,447)  $     111,801

Exercise of stock options                                             148
Purchase of treasury stock         9,400              (39)            (39)
Acquisitions                                                        5,449
Foreign currency                                                     (306)
translation adjustment
Reclassification                                                    1,339
adjustment for net
realized losses
included in net
income, net of taxes
Other                                                                  27
Net loss for the year                                             (73,378)
                             -----------      -----------   -------------
Balance, January 31, 2002      1,126,120      $    (6,486)  $      45,041
                             ===========      ===========   =============

                                                       See accompanying notes to
                                              consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

Years Ended January 31,                                                2002            2001            2000
                                                                    ----------      ----------      ----------
OPERATING ACTIVITIES
     Net income (loss)                                              $  (73,378)     $    5,834      $   10,111
     Adjustments (net of effects of acquisitions)  to
     reconcile net income (loss) to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                  7,815           4,957           3,981
          Provision for losses on accounts receivable                    2,824           1,477               5
          Loss on disposition of equipment                                 264              80              50
          Write-off of deferred loan costs                                  --              --             217
          Loss on sale of security                                       3,500              --              --
          Asset impairment charge                                       78,126              --              --
          Tax benefit of stock option exercised                             --             292              --
          Deferred income taxes                                         (2,663)             26             570
          Other                                                            317             126               1
          Changes in assets and liabilities:
            Increase in accounts receivable                            (20,947)           (256)        (27,715)
            (Increase) decrease in inventories                          (1,003)          3,700             (53)
            Increase in other assets                                    (1,476)         (3,021)         (2,295)
            Increase (decrease) in accounts payable and                 20,611          (3,467)         (2,210)
            accrued expenses
            Increase (decrease) in amounts due to retailers                406          (1,030)            986
                                                                    ----------      ----------      ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         14,396           8,718         (16,352)
                                                                    ==========      ==========      ==========

INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                                (13,677)         (3,517)        (37,348)
     Capital expenditures                                               (3,711)         (2,544)         (3,772)
     Loans to officers                                                      --              --            (975)
     Collection on officers notes receivable                                66             748              --
     Proceeds from sale of fixed assets                                  3,495               9               5
     Investment in available-for-sale marketable securities                 --          (3,500)             --
     Other                                                                  99             (35)             24
                                                                    ----------      ----------      ----------
CASH USED IN INVESTING ACTIVITIES                                      (13,728)         (8,839)        (42,066)
                                                                    ==========      ==========      ==========

FINANCING ACTIVITIES
     Increase (decrease) in checks issued against future                (4,575)          2,601          (1,660)
     deposits
     Proceeds from issuance of Common Stock                                148           3,408          37,261
     Borrowings under credit facilities                                176,196          89,587          99,548
     Principal payments on credit facilities                          (170,540)        (90,080)        (74,928)
     Deferred loan costs                                                    --             (57)           (373)
     Common Stock reacquired                                               (39)         (5,960)           (445)
     Other                                                                  --             (31)             --
                                                                    ----------      ----------      ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          1,190            (532)         59,403
                                                                    ==========      ==========      ==========

INCREASE (DECREASE) IN CASH                                              1,858            (653)            985

CASH, beginning of period                                                1,085           1,738             753
                                                                    ----------      ----------      ----------

CASH, end of period                                                 $    2,943      $    1,085      $    1,738
                                                                    ==========      ==========      ==========

                                                       See accompanying notes to
                                              consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Source Interlink Companies, Inc. (the Company) is a provider of merchandise management information and related services primarily in connection with the display and marketing of magazines and other periodicals throughout the United States and Canada. The Company assists retailers in monitoring, documenting, claiming and collecting incentive payments, primarily from publishers of periodicals, and performs consulting and other services in exchange for commissions. The Company also obtains revenues from consulting and other services rendered to clients on other than a commission basis.

The Company also designs and manufactures custom-designed product display units that are categorized as front-end merchandisers or point-of-purchase displays used by retailers and consumer product manufacturers throughout the United States and Canada. In September 1999, the Company acquired two manufacturers of custom wood displays and fixtures used by national retailers.

The Company also engages in the distribution of magazines to retail stores and wholesalers throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Source Interlink Companies, Inc. and its wholly-owned subsidiaries (collectively, the Company). The results of operations of Source-Canada Corp. and its subsidiary, Source-Yeager Industries, Inc., Source-U.S. Marketing Services, Inc. and its subsidiaries, Source-MYCO, Inc., Source-Chestnut Display Systems, Inc., Source-Huck Store Fixture Company and its subsidiary and The Interlink Companies, Inc. and its subsidiaries are included in the accompanying financial statements as of the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

During fiscal 2002 approximately 4.1% of the Company's revenues were derived from the services provided in connection with the collection of payments owed to the Company's retailer clients from magazine publishers under programs designed by the publishers to provide incentives to increase single copy magazine sales (referred to as claim submission program services). The incentive programs, although part of the publishers' marketing strategy for over 20 years, are governed by short-term contracts. If magazine publishers discontinue or significantly modify the incentive programs in such a manner which makes the Company's services incompatible with the modified programs, the Company's results of operations and financial condition may be materially and adversely affected.

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

In the manufacturing and magazine distribution segments, the Company does have significant client concentration. Substantially all of the Company's services are performed under short-term contracts or agreements, thus permitting the Company's clients to obtain services from other providers without further obligation to the Company. If the Company experiences a significant reduction in business from its clients, the Company's results of operations and financial condition may be materially and adversely affected.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

For fiscal 2002, two customers accounted for approximately 43% of revenues. Barnes & Noble accounted for approximately 26% of revenues and Borders accounted for approximately 17% of revenues. For fiscal 2001, two customers accounted for approximately 29% of revenues. Borders accounted for approximately 15% of revenues and Kmart accounted for approximately 14% of revenues. For fiscal 2000, two customers accounted for approximately 26% of revenues. Winn Dixie accounted for approximately 15% of revenues and Ahold USA accounted for approximately 11% of revenues.

Revenue Recognition

Under both the standard arrangement and the Advance Pay Program, revenues are recognized at the time claims for incentive payments are substantially completed for submission to the publishers. The revenues recognized are based on the amount claimed multiplied by a commission rate. Under the standard arrangement, invoices for claim processing services are not issued until the Company receives settlement of the claim. However, under the Advance Pay Program, the customer is not invoiced for the commission, which is the difference between the claim and the advance amount.

Revenues from annual ICN, PIN and Store Level Data contracts are recognized ratably over the subscription term, generally one year.

Front-end management revenues are recognized as services are performed.

The Company generally recognizes manufacturing revenues when products are shipped. Upon request from a customer, the product can be stored for future delivery for the convenience of the customer. This only occurs when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the product is segregated from other goods. In our in store services segment, we also receive trucking revenues for transporting fixtures and warehousing revenues for storing fixtures. We generally recognize trucking revenues as shipments are completed. Warehousing revenues are recognized when services are rendered.

Revenues from magazine distribution to retailers are recognized at the time of shipment to the customer, net of estimated returns. For sales made to wholesalers, revenues are recognized based on the on-sale date of each periodical, net of estimated returns.

Inventories

Inventories for in-store and manufacturing segments are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

Inventories for the magazine distribution segment are valued at lower of cost or market. For the majority of the magazine inventory, cost is determined by the last-in, first-out ("LIFO") method. The effect of the LIFO reserve at January 31, 2002 on the balance sheet and the income statement is insignificant.

Equipment and Furniture

Equipment and furniture are stated at cost. Depreciation is computed using the straight-line method for financial reporting and accelerated methods for income tax purposes over the estimated useful lives of 5 to 7 years.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Marketable Securities

Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consists of an investment in an equity security. Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are valued at fair value. Unrealized gains and losses are recorded, net of related income tax effects, as a separate component of equity. To date, the basis on which cost has been determined for the purpose of determining realized gains and losses has been specific identification.

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

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

In October 1995, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and earnings per share, determined as if the Company had applied the new method, are disclosed within Note 14.

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

Long-Lived Assets

In March 1995, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of" (SFAS 121) was issued. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

indicate that the carrying amount of an asset may not be recoverable. Management periodically reviews the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business to determine whether impairment exists. Impairment loss is determined by the excess of carrying value over fair value. During the year ended January 31, 2002, goodwill impairment was recognized. See
Note 8 for further discussions of the impairment loss. (See "New Accounting Standards" below for the issuance of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" for changes in fiscal year 2003.)

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

At January 31, 2002, options and warrants to purchase 4,587,752 shares of common stock were not included in the computation of diluted earnings per share because they were anti-dilutive due to the Company's net loss position and because the options' exercise prices of some options were greater than the average market price of the Company's common stock. At January 31, 2001 and 2000, options and warrants to purchase 1,373,274 and 681,740 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock for , 2001 and 2000, respectively.

Software Capitalization Policy

The Company capitalizes software in accordance with Statement of Position 98-1 ("SOP 98-1"). The SOP allows capitalization of costs of computer software developed or obtained for internal use only for (i) external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (ii) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use computer software project, to the extent of the time spent directly on the project, or (iii) interest costs incurred while developing internal-use computer software. Depreciation is computed using the straight-line method for financial reporting and accelerated methods for income tax purposes over the estimated useful lives of 3 to 5 years.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. Amortization expense arising from goodwill that will no longer be amortized under the provision of the new rules was approximately $5.4 million, $3.0 million and $2.7 million in fiscal year 2002, 2001 and 2000, respectively. Other than the impact on amortization expense, the Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

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

The Company leased certain office space from partnerships controlled by stockholders of the Company. Amounts paid for the office space were approximately $0, $6,000 and $114,000 for 2002, 2001 and 2000, respectively. In May

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1999, the Company purchased its facility in High Point, North Carolina for $1.8 million. The facility was owned by a partnership in which stockholders of the Company were partners. The Board of Directors appointed Timothy Braswell, an independent director who has since resigned from the Board, to negotiate the transaction on the Company's behalf and, based on Mr. Braswell's recommendation, the Board believes the terms of the purchase were fair to the Company.

The Company paid Armstrong Teasdale LLP approximately $800,000 and $510,000 for the years ended January 31, 2002 and 2001, respectively for legal services. Mr. Kenneth Teasdale is Chairman of Armstrong Teasdale LLP and has served as a director on the Company's Board of Directors since March 2000.

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

4.       INVENTORIES

Inventories consist of the following (in thousands):

      January 31,                         2002         2001
      -----------                       --------     --------
      Raw materials                     $  2,559     $  3,072
      Work-in-process                      1,754        1,470
      Finished goods:
          Fixtures                         1,790        1,752
          Magazine inventory              13,044           --
                                        --------     --------

                                        $ 19,147     $  6,294
                                        ========     ========

Magazine and periodical inventories are returnable to the publishers for full credit in the event of non-sale.

5.       BUSINESS COMBINATIONS

Acquisition of Chestnut Display Systems, Inc.

On February 1, 1999 the Company acquired the net assets of Chestnut Display Systems, Inc. and its affiliate Chestnut Display Systems (North), Inc. for $3.6 million in cash and 285,714 shares of the Company's Common Stock, valued at the time of acquisition at $1.8 million. The purchase price was increased by an additional 130,000 shares of the Company's Common Stock issued in August 2000 and November 2000 based upon Chestnut meeting certain performance goals during fiscal 2000 and 2001. Chestnut manufactures front-end display fixtures from its facility in Jacksonville, Florida.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $7,178,000 and is being amortized straight line over 20 years.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Acquisition of MYCO, Inc.

On February 26, 1999 the Company acquired the net assets of MYCO, Inc. for $12 million in cash and 134,615 shares of the Company's Common Stock, valued at the time of acquisition at $875,000. The Company also assumed MYCO's industrial revenue bond indebtedness of $4 million and repaid MYCO's indebtedness of $1.5 million. The purchase price was increased by an additional 100,000 shares of the Company's Common Stock issued in October 2000 based on MYCO's' performance in the twelve months following the acquisition. MYCO is a Rockford, Illinois manufacturer of front-end display fixtures.

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

Acquisition of Aaron Wire and Metal Products, Ltd.

On July 1, 1999 the Company acquired all of the stock of Aaron Wire and Metal Products, Ltd. for $2.4 million Canadian. Aaron Wire manufactures front-end display fixtures from manufacturing facilities in Vancouver, British Columbia.

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $9,856,000.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded fair market value of the assets acquired by approximately $449,000.

Acquisition of The Interlink Companies, Inc.

In a series of transactions occurring between February 21, 2001 and June 1, 2001, the Company acquired all of the stock of The Interlink Companies, Inc. ("Interlink") for cash totaling $13,677,000 (including professional fees and net of cash acquired) and 980,025 shares of the Company's common stock, valued at the time of acquisition at $5.4 million. Interlink has various operating companies, including International Periodical Distributors, Inc. ("IPD"), a direct distributor of magazines, and Deyco, a specialty national magazine distributor.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $70.9 million.

Unaudited Pro Forma Results of Operations

Unaudited pro forma results of operations for 2002 and 2001 for the Company and Interlink, assuming the acquisition took place on February 1, 2000, are listed below (in thousands):

           Year Ended January 31,                          2002          2001
           ------------------------------ ------------- ----------    ---------
           Total Revenues                 As reported   $  238,005    $  91,748
                                          Pro forma        298,627      271,766
           Net Income (loss)              As reported      (73,378)       5,834
                                          Pro forma        (85,035)      (1,505)
           Earnings (loss) Per Share
               Basic                      As reported   $    (4.10)   $    0.33
               Diluted                    As reported        (4.10)        0.32
               Basic                      Pro forma          (4.66)       (0.08)
               Diluted                    Pro forma          (4.66)       (0.08)
           ------------------------------ ------------- ----------    ---------

6.       DUE TO RETAILERS

The Company has arrangements with certain of its customers whereby the Company is authorized to collect and deposit in its own accounts, checks payable to its customers for incentive payments and front end fixture programs. Due to Retailers represents these funds collected on behalf of the retailers and not yet remitted to the retailer.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


7.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

          January 31,                                                                            2002         2001
          -----------                                                                          --------     --------
          Revolving Credit Facility - Bank of America                                          $ 36,073     $ 27,761

          Revolving Credit Facility - Congress Financial Corporation                             11,068           --

          Term loan - Congress Financial Corporation                                              2,778           --

          Industrial Revenue Bonds                                                                4,000        4,000

          Notes payable to former owner of acquired company, 12% annual interest payable quarterly; two equal remaining
          installments due February 2002 and August 2002                                          2,500           --

          Note payable to former owner of acquired company, 12% annual interest, payable in four quarterly installments beginning
          May 2001                                                                                  250           --

          Note payable to former owner of acquired company, interest at prime
          (4.75% at January 31, 2002) plus 1% compounded semi-annually, payable in two remaining installments in May
          2002 and May 2003                                                                         400           --

          Unsecured note payable to former owner of acquired company, 7% annual interest, payable in two annual
          installments beginning in September 2000                                                   --          100

          Other                                                                                     606           35

                                                                                               --------     --------
          Total Long-term Debt                                                                   57,675       31,896

          Less current maturities                                                                42,097          116
                                                                                               --------     --------

          Long-term Debt                                                                       $ 15,578     $ 31,780
                                                                                               ========     ========

Annual maturities of long-term debt are as follows: 2003 - $42.1 million; 2004 - $0.4 million; 2005 - $37,000; 2006 - $11.1 million; 2007 - $43,000; thereafter -
$4.0 million.

On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A. The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly LIBOR rate (1.83% at January 31, 2002) plus a percentage ranging from 1.0% to 2.1% (2.1% at January 31, 2002) depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4 % per annum

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock and is required to maintain certain financial ratios. The Company was in compliance with such ratios at January 31, 2002 other than ratios driven by earnings before interest, taxes, depreciation and amortization ("EBITDA"). We incurred a $3.5 million charge to EBITDA from the loss on the sale of a security we acquired in July 2000 (the prior fiscal year). While Bank of America did not raise the issue, we were unable to obtain confirmation from Bank of America certifying for our auditors that the loss on the sale of a security totaling $3.5 million is an allowable addition to net income in the calculation of EBITDA. We believe that this amount should be an allowable addition since Bank of America approved the investment, in writing, and the investment has been carried on the balance sheet at its market value since July 2000. The market value at October 31, 2001 was $63,000, at which point, such decline in the market value of the security had not effected net income or EBITDA. However, the actual sale of the security in January 2002 resulted in a charge to EBITDA of $3.5 million. The availability at January 31, 2002 on the revolving credit facility was approximately
$9.9 million.



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

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facility with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005. The credit agreement includes a $4,000,000 term loan to be repaid in 36 equal monthly installments, as well as a revolving credit facility secured by the IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate (4.75% at January 31, 2002). Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were not in compliance with all such ratios at January 31, 2002, and received a waiver from Congress of its right to enforce compliance. In addition, IPD, Deyco and Congress have entered into an amendment to the credit facility that will have the effect of easing the ability of IPD and Deyco to maintain the financial ratios.

8.       GOODWILL IMPAIRMENT

Following are the events and/or changes in circumstances that indicated that the recoverability of the carrying amount of our goodwill should be assessed:

     A valuation analysis was commissioned in preparation for adopting SFAS 142 effective February 1, 2002. The initial phases of this analysis revealed that we had experienced significant decreases in the market value of our subsidiaries, Interlink and Huck. Early adoption of SFAS 142 is prohibited, however, it did serve to alert us that we have experienced a significant decrease in the market value of our assets.

     Our manufacturing segment, Huck, experienced a substantial scale back in sales to its most significant customer resulting in a net operating loss for the segment.

     The accumulation of costs to acquire Interlink were significantly in excess of the amounts originally expected. This was because the net liabilities acquired far exceeded the amount originally projected. Management does not believe that it was practicable to determine the magnitude of this excess during due diligence. The Company is seeking recourse from the sellers of Interlink.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     Interlink experienced a significant cash flow loss and has had a history of operating and cash flow losses.

According to SFAS 121 estimates of future cash flows shall be the best estimate based on reasonable and supportable assumptions and projections. The weight given to the evidence in support of the estimated cash flows should be commensurate with the extent of which the evidence can be verified objectively.

 Management's reasonable and supportable estimates of expected future cash flows from Interlink and Huck, weighted commensurately with the extent of which the evidence for such estimates can be verified objectively, for the purpose of complying with SFAS 121, are less than the carrying amount of the goodwill.

Accordingly, we reduced the carrying value of the goodwill for Interlink and Huck to fair value. Our estimate of fair value was determined by independent appraisal using customary valuation methodologies (including discounted cash flow and fundamental analysis). The valuation concluded that the fair values of these segments were less than the carrying amount of the assets associated with these segments by approximately $78.1 million.

The following table shows, by segment, the original goodwill net of accumulated amortization, the impairment charge and the resulting goodwill at January 31, 2002 (in thousands):

                                              Original   Impairment  Resulting
                Segment                       Goodwill     Charge    Goodwill
                ---------------------------   --------   ----------  ---------
                In-Store                        42,769           --     42,769

                Manufacturing                    9,539        9,539         --

                Magazine Distribution           68,587       68,587         --
                ---------------------------   --------   ----------  ---------

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


9.       INCOME TAXES

Components of earnings (loss) before income taxes are as follows:

        Year Ended January 31,          2002          2001       2000
        ----------------------        --------      --------   --------
        United States                 $(75,160)     $  8,761   $ 17,330
        Other nations                      735           849        338
                                      --------      --------   --------
                                      $(74,425)     $  9,610   $ 17,668
                                      ========      ========   ========

Provision (benefit) for federal and state income taxes in the consolidated statements of operations consist of the following components (in thousands):

         Year Ended January 31,          2002          2001          2000
         ----------------------        --------      --------      --------
         Current
             Federal                   $    969      $  2,875      $  5,590
             State                          216           636         1,397
             Foreign                        431           239            --
                                       --------      --------      --------
         Total Current                    1,616         3,750         6,987
                                       --------      --------      --------

         Deferred
             Federal                     (2,143)           97           456
             State                         (474)           21           114
             Foreign                        (46)          (92)           --
                                       --------      --------      --------
         Total Deferred                  (2,663)           26           570
                                       --------      --------      --------

         Total Income Tax (Benefit)
             Expense                   $ (1,047)     $  3,776      $  7,557
                                       ========      ========      ========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

         January 31,                                               2002          2001
         -----------                                             --------      --------
         Deferred Tax Assets
                 Net operating loss carryforward                    5,658           285
                 Cost-based investment mark-to-market                  --           893
                 Allowance for doubtful accounts                    2,372           526
                 Goodwill                                           2,890            --
                 Self insurance                                       160            80
                 Deferred compensation                                 62            89
                 Accrued vacation                                     370           199
                                                                 --------      --------
                                                                   11,512         2,072
         Less:  Valuation allowance                                (8,255)         (285)
                                                                 --------      --------
         Deferred Tax Asset, Net                                    3,257         1,787
                                                                 --------      --------

         Deferred Tax Liabilities
                 Book/tax difference in accounts receivable         1,259         1,447
                 Income not previously taxed under cash
                   basis of accounting for income tax purposes         --            16
                 Book/tax difference in property and equipment        806           496
                 Goodwill                                              --           573
                 Other                                                 80            58
                                                                 --------      --------
         Total Deferred Tax Liabilities                             2,145         2,590
                                                                 --------      --------

         Net Deferred Tax Asset (Liability)                         1,112          (803)
                                                                 --------      --------

         Classified as:
                 Current asset (liability)                           (953)         (715)
                 Long-term asset (liability)                        2,065           (88)
                                                                 --------      --------

         Net Deferred Tax Asset (Liability)                         1,112          (803)
                                                                 ========      ========

The deferred tax asset in the accounts of Source-U.S. Marketing Services, Inc. ("Source-U.S. Marketing") totaling $0 and $285,000 for the years ended January 31, 2002 and 2001, respectively, is fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization. At January 31, 2002 and 2001, Source-U.S. Marketing had net operating loss ("NOL") carryforwards of approximately $0 and $737,000, respectively, expiring through 2018. As a result of the utilization of the NOL in 2002 and 2001, goodwill related to the acquisition of Source-U.S. Marketing was reduced by $285,000 and $767,000, respectively. The deferred tax asset in the accounts of Interlink totaling $8,255,000 for the year ended January 31, 2002 is fully offset by a valuation allowance of the same amount due to uncertainty regarding its ultimate utilization. At January 31, 2002, Interlink had NOL carryforwards of approximately $6,050,000 and IPD, a wholly owned subsidiary of Interlink, had NOL carryforwards of approximately $8,600,000 expiring through 2016.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2002, 2001 and 2000 (in thousands):

        Year Ended January 31,                                  2002            2001            2000
        ----------------------                               ----------      ----------      ----------
        Income tax expense (benefit) at statutory rate       $  (25,305)     $    3,267      $    6,007
        Non-deductible goodwill amortization                      1,266             478             510
        Non-deductible goodwill impairment                       23,320              --              --
        Non-taxable life insurance proceeds                        (714)             --              --
        State income tax expense (benefit), net of
           federal income tax benefit                              (207)            444             887
        Difference in foreign tax rates                             134            (142)             50
        Other, net                                                  459            (271)            103
                                                             ----------      ----------      ----------

        Income Tax (Benefit) Expense                         $   (1,047)     $    3,776      $    7,557
                                                             ==========      ==========      ==========

10.      COMMITMENTS

Leases

The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rent expense was approximately $3,553,000 $1,785,000 and $1,734,000 for the years ended January 31, 2002, 2001 and 2000, respectively. Amounts paid to related parties included in total rent expense were approximately $0, $6,000 and $114,000 for 2002, 2001 and 2000,
respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2002 (in thousands):

                                                             Capital         Operating
              Year Ending January 31,                         Leases           leases
              -----------------------                       ----------       ---------
              2003                                          $       68       $   4,907
              2004                                                  50           4,473
              2005                                                  49           3,733
              2006                                                  49           2,616
              2007                                                  49           2,106
              Thereafter                                            48          17,154
                                                            ----------       ---------

              Total minimum lease payments                         313       $  34,989
                                                                             =========
              Amount representing interest                          60
                                                            ----------

              Present Value of Net Minimum Lease Payments   $      253
                                                            ==========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Litigation

The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Employment agreements

The Company has entered into employment agreements with certain officers and key employees. These agreements expire at dates ranging from May 2002 to January 2005, are subject to annual renewal, and require annual salary levels and termination benefits, should a termination occur. Annual requirements in connection with the employment agreements are approximately as follows: 2003 - $2,924,000; 2004 - $1,891,000; 2005 - $673,000.

Union Contracts

At January 31, 2002, approximately 180 of the Company's 1,200 employees were members of a collective bargaining unit. The Company is party to two collective bargaining agreements, which expire on December 31, 2005 and September 30, 2004.

Company contributions to the Union funds charged to operations were approximately $440,000, $440,000 and $435,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

11.      WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2002:

          Exercise Price         Number Outstanding           Date Exercisable          Date of Expiration
       ----------------------    ------------------           ----------------          ------------------
               3.00                     10,709                July 1, 1997              July 1, 2002
               5.34                     20,000                February 1, 2002          January 31, 2003
               7.84                      2,500                August 2, 2001            January 31, 2003
               7.84                      2,500                August 2, 2002            January 31, 2003
               8.40                    200,000                June 15, 1999             June 15, 2003
              14.00                      8,548                August 31, 2000           August 31, 2003
              14.00                      8,548                August 31, 2001           August 31, 2003
              14.00                      8,548                August 31, 2002           August 31, 2003


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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

13.      EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

        Year Ended January 31,                                     2002         2001         2000
        ----------------------                                   --------     --------     --------
        Weighted average number of common shares outstanding       17,915       17,591       15,332
                                                                 --------     --------     --------

        Effect of dilutive securities:
           Stock options and warrants                                  --          757        1,249
           Incremental shares from assumed conversion of
        preferred stock                                                --           --          234
                                                                 --------     --------     --------
        Total effect of dilutive securities                            --          757        1,483
                                                                 --------     --------     --------

        Weighted average number of common shares outstanding
        - as adjusted                                              17,915       18,348       16,815
                                                                 ========     ========     ========

14.      EMPLOYEE BENEFIT PLANS

Profit Sharing and 401(k) Plan

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2002, 2001, and 2000.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2002, 2001, and 2000 pursuant to this Plan were approximately $413,000, $283,000 and $214,000, respectively.

Deferred Compensation Plan

During fiscal year 1997, the Company established an unfunded deferred compensation plan for certain officers, who elect to defer a percentage of their current compensation. The Company does not make contributions to the plan and is responsible only for the administrative costs associated with the plan. Benefits are payable to the participating officers

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

                                                                           Weighted
                                                            Range of        Average
                                             Number of      Exercise       Exercise
                                              Options        Prices          Price
                                            -----------   -------------    ---------
             Options outstanding at
               January 31, 1999               1,275,058     1.66 -10.88         6.26

             Options granted                  1,797,640    9.75 - 21.60        13.93
             Options expired                     20,883    2.42 - 13.94         6.13
             Options exercised                   88,020     2.42 - 7.38         5.14
                                            -----------   -------------    ---------
             Options outstanding at
               January 31, 2000               2,963,795    1.66 - 21.60        10.95

             Options granted                    757,000    3.69 - 18.31         8.28
             Options expired                    544,782    2.42 - 16.63        11.55
             Options exercised                  109,965    2.42 - 16.63         7.83
                                            -----------   -------------    ---------
             Options outstanding at
               January 31, 2001               3,066,048    1.66 - 21.60        10.29

             Options granted                  2,349,416     3.92 - 6.31         5.11
             Options expired                  1,032,701    4.00 - 16.63        10.77
             Options exercised                   56,364     2.42 - 2.66         2.63
                                            -----------  --------------    ---------
             Options outstanding at
               January 31, 2002               4,326,399    1.66 - 21.60         7.46
                                            ===========  ==============    =========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The following table summarizes information about the stock options outstanding at January 31, 2002:

                                            Number        Remaining Contractual         Options
                 Exercise Price           Outstanding         Life (Months)           Exercisable
                 --------------           -----------     ---------------------       -----------
                      1.66                     89,256              4                       89,256
                      2.42                     38,788              65                      38,788
                      3.69                     50,000             107                           0
                      3.88                     20,000             107                       8,000
                      3.92                     25,000             110                       8,333
                      4.21                    207,000             118                      69,000
                      4.35                    400,000             114                     183,333
                      4.53                     20,000             119                       4,000
                      5.00                    100,432              80                      94,432
                      5.00                    954,719             108                     378,240
                      5.13                    370,000              72                     280,000
                      5.34                      5,000             113                       1,000
                      5.35                     48,500             120                      16,167
                      5.56                     13,000             115                       4,333
                      5.56                     30,000             108                      30,000
                      5.59                     25,000             105                      10,000
                      5.63                     50,000             108                      50,000
                      5.94                     10,000             106                       4,000
                      6.13                        455              77                         455
                      6.31                    305,000             112                      18,333
                      6.63                        455              75                         455
                      7.38                      2,000              82                       1,000
                      7.81                    134,667              82                     134,667
                      7.84                    490,000             102                     303,333
                      9.75                      5,000              84                       5,000
                      10.38                    12,000              86                      12,000
                      10.88                    71,667              83                      70,667
                      11.41                   125,000              26                      93,750
                      13.25                   269,000              91                     212,200
                      14.88                     5,000             100                       2,000
                      15.00                   100,000              90                     100,000
                      16.25                    50,000              96                      50,000
                      16.63                    89,460              94                      65,300
                      18.00                   100,000              90                     100,000
                      18.31                    10,000              98                      10,000
                      21.60                   100,000              90                     100,000
                                          -----------                                 -----------
                                            4,326,399                                   2,548,042
                                          ===========                                 ===========

Options exercisable at January 31, 2002 totaled 2,548,042 with a weighted average exercise price of $8.56. Options exercisable at January 31, 2001 totaled 1,540,008 with a weighted average exercise price of $10.17. Options exercisable at January 31, 2000 totaled 831,919 with a weighted average exercise price of $9.72. The weighted

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


average fair value of each option granted during the year was $2.23, $3.47 and $4.17 (at grant date) in 2002, 2001 and 2000, respectively.

The options above were issued at exercise prices which were equal to or exceeded quoted market price at the date of grant. At January 31, 2002, 439,189 shares were available for grant under the plans. However, 390,173 shares are reserved for directors fees, directors options and options repriced pursuant to Schedule TO filed October 22, 2001.

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


        Year Ended January 31,                             2002       2001      2000
        ----------------------                          ---------    -------  --------
        Net income                    As reported       $ (73,378)   $ 5,834  $ 10,111
                                      Pro forma           (75,166)     4,431     9,134

        Basic earnings per share      As reported           (4.10)      0.33      0.66
                                      Pro forma             (4.20)      0.25      0.60

        Diluted earnings per share    As reported           (4.10)      0.32      0.60
                                      Pro forma             (4.20)      0.24      0.54

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

        Year Ended January 31,                    2002              2001              2000
        ----------------------               --------------    --------------     --------------
        Dividend yield                                    0%                0%                 0%
        Range of expected lives (years)                 3.0               3.0          1.5 - 3.0
        Range of expected volatility                   0.60            0.5552               0.49
        Risk-free interest rate               3.27% - 4.78%     4.92% - 6.82%      4.65% - 6.00%

Stock Award Plan

In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 2002, 2001 or 2000.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


15.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid is as follows (in thousands):

        Year Ended January 31,            2002       2001      2000
        ----------------------          --------   --------  --------
        Interest                        $  3,590   $  2,241  $    999

        Income Taxes                    $  2,565   $  7,433  $  5,653

In connection with the acquisitions in February 1999, the Company issued 420,329 shares of Common Stock during fiscal year 2000 and 230,000 shares of Common Stock during fiscal year 2001.

In connection with the acquisition in September 1999, the Company issued 367,883 shares of Common Stock during fiscal year 2000 and 130,395 shares of Common Stock during fiscal year 2001.

In December 2000, the Company issued 40,000 shares of Common Stock as payment for the remaining balance of $180,000 on the unsecured note payable to former owners of acquired company. The number of shares was determined based on the quoted market price at the time of the exchange.

In connection with the acquisition in May 2001, the Company issued 980,025 shares of Common Stock.

In conjunction with business acquisitions, the Company used cash as follows (in thousands):

                                                                   Year Ended January 31,
                                                              2002         2001         2000
                                                            --------     --------     --------
Fair Value of assets acquired, excluding cash               $ 77,435     $     --     $ 59,612
Less:  Liabilities assumed and created upon acquisition       58,309           --       14,226
Less:  Stock issued                                            5,449           --        8,038
                                                            --------     --------     --------

Net cash paid                                               $ 13,677     $     --     $ 37,348
                                                            --------     --------     --------

16.      DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its exposure to interest rate risk, in February 2001 the Company entered into an interest rate swap agreement with a notional amount of $15.0 million that expires in January 2004. The swap converts the floating rate return on certain of the Company's credit facilities to a fixed interest rate. At January 31, 2002 the fair value of the swap is not material and is recorded in accrued expenses in the accompanying consolidated financial statements. As of January 31, 2002, the Company had a loss associated with the interest rate swap of approximately $0.7 million.

17.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair values of each class of financial instruments for which it is practicable to estimate that value:

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Trade Receivables and Income Taxes Receivable

The carrying amounts approximate fair value because of the short maturity of those instruments.

Marketable Securities

Fair value is based on quoted market prices.

Accounts Payable and Accrued Expenses and Amounts
  Due to Retailers

Carrying amounts are reasonable estimates of fair value due to the relatively short period between origination and expected repayment of these instruments.

Long-term Debt and Revolving Credit Facility

It is presumed that the carrying amounts of the long-term debt and revolving credit facilities are a reasonable estimate of fair value because the financial instruments primarily bear variable interest rates.

Rates estimated to be currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair values of the Company's financial instruments are as follows:

                                                       Carrying       Fair
January 31, 2002                                         value        value
----------------                                       --------     --------
Financial Assets
        Trade receivables                              $ 66,515     $ 66,515
        Income taxes receivable                        $  6,085     $  6,085

Financial Liabilities
        Accounts payable and accrued expenses          $ 59,393     $ 59,393
        Due to retailers                               $  3,099     $  3,099
        Long-term debt                                 $ 57,675     $ 57,613
                                                       --------     --------

January 31, 2001

Financial Assets
        Trade receivables                              $ 63,453     $ 63,453
        Income taxes receivable                           3,648        3,648
        Marketable securities                          $  1,269     $  1,269

Financial Liabilities
        Accounts payable and accrued expenses          $  6,097     $  6,097
        Due to retailers                               $  2,963     $  2,963
        Long-term debt                                 $ 31,896     $ 31,888
                                                       ========     ========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


18.      SEGMENT FINANCIAL INFORMATION

Effective the quarter ended October 31, 2001, the Company's segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines the Company's business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. The reportable segments of the Company are in-store services, manufacturing and magazine distribution. In-store services derives revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of gum and general merchandise sold at checkout counters and (2) designing, manufacturing, shipping and salvaging display fixtures used by retailers at checkout counters as well as at other points of purchase throughout their stores. The manufacturing segment derives revenues from designing, manufacturing and installing primarily wooden store fixtures. The magazine distribution segment derives revenues from distributing magazines to major book chains, independent retailers and secondary wholesalers. Formerly, the segments were services, display rack and store fixture manufacturing and magazine distribution. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. All intersegment sales during the years ended January 31, 2002, 2001 or 2000 have been eliminated.

  (in thousands)                             In-Store                            Magazine
  Year ended January 31, 2002                Services       Manufacturing      Distribution      Consolidated
  ---------------------------                ---------      -------------      ------------      ------------
  Revenue                                    $  63,927      $      17,971      $    156,107      $    238,005
  Cost of Revenue                               39,603             16,163           136,013           191,779
                                             ---------      -------------      ------------      ------------
  Gross Profit                                  24,324              1,808            20,094            46,226
  Selling, General & Administrative             10,366              1,709            19,947            32,022
  Amortization of Goodwill                       2,723                342             2,359             5,424
  Asset Impairment Charge                           --              9,539            68,587            78,126
                                             ---------      -------------      ------------      ------------
  Operating Income (Loss)                       11,235             (9,782)          (70,799)          (69,346)
  Other Income (Expenses), net                  (4,612)               (54)             (413)           (5,079)
                                             ---------      -------------      ------------      ------------
  Income (Loss) Before Income Taxes              6,623             (9,836)          (71,212)          (74,425)
                                             ---------      -------------      ------------      ------------

  Total Assets                               $ 109,997      $      17,426      $     39,091      $    166,514
                                             =========      =============      ============      ============

  (in thousands)                             In-Store                           Magazine
  Year ended January 31, 2001                Services       Manufacturing     Distribution     Consolidated
  ---------------------------                ---------      -------------     ------------     ------------
  Revenue                                    $  67,239      $      24,509     $         --     $     91,748
  Cost of Revenue                               40,910             18,920               --           59,830
                                             ---------      -------------     ------------     ------------
  Gross Profit                                  26,329              5,589               --           31,918
  Selling, General & Administrative             15,567              1,471               --           17,038
  Amortization of Goodwill                       2,677                317               --            2,994
                                             ---------      -------------     ------------     ------------
  Operating Income                               8,085              3,801               --           11,886
  Other Income (Expenses), net                  (2,341)                65               --           (2,276)
                                             ---------      -------------     ------------     ------------
  Income Before Income Taxes                     5,744              3,866               --            9,610
                                             ---------      -------------     ------------     ------------

  Total Assets                               $ 128,495      $      28,613     $         --     $    157,108
                                             =========      =============     ============     ============

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


  (in thousands)                             In-Store                           Magazine
  Year ended January 31, 2000                Services       Manufacturing     Distribution     Consolidated
  ---------------------------                ---------      -------------     ------------     ------------
  Revenue                                    $  72,951      $       9,537     $-               $     82,488
  Cost of Revenue                               41,687              7,182               --           48,869
                                             ---------      -------------     ------------     ------------
  Gross Profit                                  31,264              2,355               --           33,619
  Selling, General & Administrative             11,367                795               --           12,162
  Amortization of Goodwill                       2,610                108               --            2,718
                                             ---------      -------------     ------------     ------------
  Operating Income                              17,287              1,452               --           18,739
  Other Income (Expenses), net                  (1,099)                28               --           (1,071)
                                             ---------      -------------     ------------     ------------
  Income Before Income Taxes                    16,188              1,480               --           17,668
                                             ---------      -------------     ------------     ------------

  Total Assets                               $ 130,179      $      26,580     $         --     $    156,759
                                             =========      =============     ============     ============


19.      QUARTERLY INFORMATION (Unaudited) (in thousands, except per share data)

                                              Quarter ended
                              April 30     July 31      October 31      January 31
                              --------     --------     ----------      ----------
2002
Total Revenue                 $ 18,257     $ 57,402     $   82,076      $   80,270
Gross Profit                     5,616       12,241         17,121          11,248
Net Income (Loss)                2,525        1,176          2,551         (79,630)

EPS - Diluted                 $   0.15     $   0.07     $     0.14      $    (4.37)

2001
Total Revenue                 $ 24,861     $ 22,304     $   26,259      $   18,324
Gross Profit                     9,733        7,582          9,970           4,633
Net Income                       2,974        1,767            652             441

EPS - Diluted                 $   0.16     $   0.10     $     0.04      $     0.03


As discussed in Note 8, the Company recorded a goodwill impairment loss in the fourth quarter of fiscal 2002 of $78.1 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOURCE INTERLINK COMPANIES, INC.

Date: May 16, 2002                 /s/ W. BRIAN RODGERS
                                   --------------------
                                   W. Brian Rodgers
                                   Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 16, 2002                       /s/ S. LESLIE FLEGEL
                                   --------------------
                                   S. Leslie Flegel
                                   Chairman of the Board, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)

May 16, 2002                       /s/ W. BRIAN RODGERS
                                   --------------------
                                   W. Brian Rodgers
                                   Secretary and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

May 16, 2002                       /s/ JAMES R. GILLIS
                                   -------------------
                                   James R. Gillis
                                   President and Chief Operating Officer
                                   Director

May 16, 2002                       /s/ ROBERT O. ADERS
                                   -------------------
                                   Robert O. Aders
                                   Director

May 16, 2002                       /s/ HARRY L. "TERRY" FRANC, III
                                   -------------------------------
                                   Harry L. "Terry" Franc, III
                                   Director

May 16, 2002                       /s/ ARON KATZMAN
                                   ----------------
                                   Aron Katzman
                                   Director

May 16, 2002                       /s/ RANDALL S. MINIX
                                   --------------------
                                   Randall S. Minix
                                   Director

May 16, 2002                       /s/ KENNETH F. TEASDALE
                                   -----------------------
                                   Kenneth F. Teasdale
                                   Director

Report of Independent Certified Public Accountants


Board of Directors
Source Interlink Companies, Inc.
St. Louis, Missouri

The audits referred to in our report dated May 10, 2002, relating to the consolidated financial statements of Source Interlink Companies, Inc., which are referred to in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
Chicago, Illinois
May 10, 2002

                                   SCHEDULE II

                        Source Interlink Companies, Inc.
                   Valuation and Qualifying Accounts Schedule
                                January 31, 2002


           Column A                 Column B                  Column C               Column D        Column E
                                                   ----------------------------
                                                                    Charged to
                                    Balance at      Charged to        other
                                   beginning of     costs and       accounts -                     Balance at
          Description                period          expenses       describe(1)     Deductions    end of period
-------------------------------    ------------    ------------     -----------    ------------   -------------
Year ended January 31, 2002:
Allowance for doubtful accounts       1,397,582       2,823,813       7,205,994       5,284,974       6,142,415
Year ended January 31, 2001:
Allowance for doubtful accounts       1,122,734       1,477,411              --       1,202,563       1,397,582
Year ended January 31, 2000:
Allowance for doubtful accounts         469,658           4,830         648,246              --       1,122,734

Year ended January 31, 2002:
Allowance for sales returns                  --     152,220,077      33,591,947     145,735,683      40,076,341

Year ended January 31, 2002:
Allowance for purchase returns               --     144,924,401      31,665,101     138,062,311      38,527,191


(1)  Additions due to acquisitions

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER                             DESCRIPTION
            -------           ---------------------------------------------
              3.1             Articles of Incorporation(1)
              3.2             Bylaws(1)
              3.3             Amendment to Articles of Incorporation(2)
              3.4             Amendments to Bylaws(2)
              3.5             Amendment to Articles of Incorporation(3)
              3.6             Amendment to Articles of Incorporation(4)
              3.7             Amendment to Articles of Incorporation*
              4.1             Form of Common Stock Certificate(2)
              4.2             Form of Representative's Warrants(2)
              4.3             Form of Privately Issued Warrant(2)
              9.1             Voting Agreement dated January 7, 1999 between S. Leslie Flegel and Jonathan J. Ledecky(4)
             10.1             Form of Indemnity Agreement with Officers and Directors(1)
             10.2             Credit Agreement between The Source Information Management Company and Bank of America,
                              N.A. dated December 22, 1999(12)
             10.2.1           Amendment to Credit Agreement between The Source Information Management Company and Bank of
                              America, N.A. dated December 22, 1999*
             10.3             The Source Information Management Company Amended and Restated 1995 Incentive Stock
                              Option Plan (14)
             10.4             The Source Information Management Company Stock Award Plan(6)
             10.5             Form of Employment Agreement with W. Brian Rodgers(2)
             10.6             Employment and Non-Competition Agreement with James R. Gillis dated as of December
                              14, 1998(10)
             10.6.1           Amendment to Employment and Non-Competition Agreement with James R. Gillis dated as of
                              August 3, 2000(15)
             10.8             Agreement with Dwight L. DeGolia(2)
             10.9             Form of Financial Consulting Agreement with Donald & Co. Securities Inc.(2)
             10.10            Agreement and Plan of Merger dated as of January 7, 1999 by and among The Source
                              Information Management Company, Source-U.S. Marketing Services, Inc., U.S. Marketing
                              Services, Inc. and U.S. Marketing Shareholders(8)
             10.11            Asset Purchase Agreement dated as January 7, 1999 by and among The Source
                              Information Management Company and Yeager Industries, Inc.(8)
             10.12            Asset Purchase Agreement dated as of February 1, 1999 by and among The Source
                              Information Management Company, Chestnut Display Systems, Inc. and Chestnut Display
                              Systems (North), Inc.(9)
             10.13            Asset Purchase Agreement dated as of February 26, 1999 by and among The Source
                              Information Management Company, MYCO, Inc. and RY, Inc.(9)
             10.14            Amendment to Asset Purchase Agreement dated as of February 26, 1999 by and among The
                              Source Information Management Company, MYCO, Inc. and RY, Inc.(9)
             10.15            Asset Purchase Agreement dated March 19, 1999 between The Source Information
                              Management Company, The Source-Canada Corp. and 132127 Canada Inc.(4)
             10.16            Real Estate Sale Contract dated as of April 20, 1999 by and between 711 Gallimore
                              Partnership and The Source Information Management Company (4)
             10.17            Consulting agreement dated August 31, 1998 between Herbert A. Hardt and The Source
                              Information Management Company(2)
             10.18            Asset Purchase Agreement dated as of September 21, 1999 by and among Huck Store Fixture
                              Company of North Carolina, Source-Huck Store Fixture Company, Arrowood, Inc., Bryce
                              Russell, Jr. and Sybil Russell (11)
             10.19            Irrevocable Letter of Credit No. 3022930 dated February 8, 2000, issued by Bank of America,
                              N.A. in the amount of $4,073,973 upon the request of Source-Myco, Inc., a Delaware corporation, and The Source Information Management Company, a Missouri corporation, in respect to the Industrial Project Revenue Bonds, Series 1995, issued pursuant to the
                              Indenture of Trust dated as of January 1, 1995 between the City of Rockford, Illinois and
                              Amalgamated Bank of Chicago, as trustee(13)
             10.20            The Source Information Management Company Amended and Restated 1998 Omnibus Plan(14)

             10.21            Employment Agreement Between The Source Information Management Company and S. Leslie Flegel
                              dated February 6, 2001(15)
             10.22            Employment Agreement Between The Source Information Management Company and Jason S. Flegel
                              dated January 3, 2001(15)
             10.23            Employment and Non-Competition Agreement Between The Source Information Management Company
                              and Monte Weiner dated August 3, 2000(15)
             10.24            Agreement and Plan of Merger, dated as of May 31, 2001, by and among The Source Information
                              Management Company, Source-Interlink Acquisition, Inc., The InterLink Companies, Inc. and
                              the Shareholders and Option Holders of the InterLink Companies, Inc. (16)
             10.25            Loan and Security Agreement by and between Congress Financial Corporation (Western) and
                              David E. Young, Inc. dated February 22, 2001*
             10.25.1          First Amendment to Loan and Security Agreement and Waiver dated as of April 30, 2002, by and between Congress Financial Corporation (Western) and David E. Young, Inc.*
             10.26            Loan and Security Agreement by and between Congress Financial Corporation (Western) and
                              International Periodical Distributors, Inc. dated February 22, 2001*
             10.26.1          First Amendment to Loan and Security Agreement and
                              Waiver dated as of April 30, 2002, by and between
                              Congress Financial Corporation (Western) and
                              International Periodical Distributors, Inc.*
             10.27            Purchase and Sale Agreement by and between Source-Myco, Inc, Source-Yeager Industries,
                              Inc., Source-Huck Store Fixture Company, The Source Information Management Company and BFG
                              Holdings 2001 dated August 8, 2001 and Amendments 1 through 4, thereto*
             10.28            Standard Lease Agreement between SINV II, LLC as Landlord and Source-Huck Store Fixture
                              Company as Tenant dated October 31, 2001*
             10.29            Standard Lease Agreement between SINV, LLC as Landlord and Source-Huck Store Fixture
                              Company as Tenant dated October 31, 2001*
             10.30            Employment Agreement Between Source Interlink Companies, Inc. and John D'Aloia dated
                              January 21, 2002*
             10.31            Lease Agreement by and between Riverview Associates Limited Partnership and Source
                              Interlink Companies, Inc. dated August 9, 2001*
             21.1             Subsidiaries of the Company*
             23.1             Consent of BDO Seidman, LLP*


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

(11) Incorporated by reference to Current Report on Form 8-K filed on October 6, 1999

(12) Incorporated by reference to Form 10-K for the fiscal year ended January 31, 2000

(13) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000

(14) Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2000

(15) Incorporated by reference to Form 10-K for the fiscal year ended January 31, 2001

(16) Incorporated by reference to Current Report on Form 8-K filed on June 12, 2001