Form 10-Q
period 2002-04-30
SOURCE INTERLINK COMPANIES INC
filed 2002-06-14
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        (Mark One)
        [X] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

         For the quarterly period ended April 30, 2002

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

                               Yes [X]        No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                           Class               Outstanding on June 11, 2002
               Common Stock, $.01 Par Value              18,189,465

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of
              April 30, 2002 and January 31, 2002                           1

              Consolidated Statements of Income for the three months
              ended April 30, 2002 and 2001                                 3

              Consolidated Statements of Comprehensive Income for the
              three months ended April 30, 2002 and 2001                    3

              Consolidated Statement of Stockholders'
              Equity for the three months ended April 30, 2002              4

              Consolidated Statements of Cash Flows for the
              three months ended April 30, 2002 and 2001                    5

              Notes to Consolidated Financial Statements                    6

ITEM 2.       Management's Discussion and Analysis                         14


                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                            25

ITEM 2.       Changes in Securities                                        25

ITEM 3.       Defaults Upon Senior Securities                              25

ITEM 4.       Submission of Matters to a Vote of Security Holders          25

ITEM 5.       Other Information                                            25

ITEM 6.       Exhibits and Reports on Form 8-K                             25

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                          (unaudited)
                                                         April 30, 2002   January 31, 2002
                                                         --------------   ----------------
ASSETS

CURRENT

      Cash                                                  $  2,975          $  2,943

      Trade receivables, net of allowance for doubtful
      accounts of $6,375 and $6,142 at April 30, 2002
      and January 31, 2002, respectively and net of
      allowance for returns of $41,757 and $40,077 at
      April 30, 2002 and January 31, 2002, respectively       56,061            66,515

      Income taxes receivable                                  5,505             6,085

      Inventories (Note 2)                                    17,430            20,290

      Other current assets                                     2,112             2,950
                                                            --------          --------
TOTAL CURRENT ASSETS                                          84,083            98,783
                                                            ========          ========

Land                                                           1,423             1,423

Plants and buildings                                           8,587             8,584

Office equipment and furniture                                18,247            17,554
                                                            --------          --------
Property, Plants and Equipment                                28,257            27,561

Less accumulated depreciation and amortization                 7,790             7,184
                                                            --------          --------
NET PROPERTY, PLANTS AND EQUIPMENT                            20,467            20,377
                                                            ========          ========

OTHER ASSETS

      Intangibles, net (Note 3)                               43,100            43,069

      Deferred tax asset                                       1,182             2,065

      Other                                                    3,445             3,363
                                                            --------          --------
TOTAL OTHER ASSETS                                            47,727            48,497
                                                            ========          ========

                                                            $152,277          $167,657
                                                            ========          ========


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                          (unaudited)
                                                         April 30, 2002   January 31, 2002
                                                         --------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Checks issued against future deposits                  $  4,236          $     --

     Accounts payable and accrued expenses, net of
     allowance for returns of $40,472 and $38,527 at
     April 30, 2002 and January 31, 2002, respectively        46,995            60,536

     Due to retailers                                          3,843             3,099

     Deferred income taxes                                        --               953

     Current maturities of long-term debt (Note 5)            33,351            42,097

     Other current liabilities                                    24                24
                                                            --------          --------
TOTAL CURRENT LIABILITIES                                     88,449           106,709
                                                            ========          ========
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)              16,975            15,578
                                                            ========          ========
OTHER LONG-TERM LIABILITIES                                      577               329
                                                            ========          ========
TOTAL LIABILITIES                                            106,001           122,616
                                                            ========          ========

COMMITMENTS

STOCKHOLDERS' EQUITY

Contributed Capital:

     Common Stock, $.01 par - shares authorized,
     40,000,000; 19,415,585 issued and 18,189,465
     outstanding at April 30, 2002 and
     19,414,799 issued and 18,288,679
     outstanding at January 31, 2002                             194               194

     Preferred Stock, $.01 par - shares authorized,
     2,000,000; -0- issued and outstanding at
     April 30, 2002 and January 31, 2002                          --                --

     Additional paid-in-capital                              103,389           103,386
                                                            --------          --------
     Total contributed capital                               103,583           103,580

Accumulated other comprehensive (loss):

    Foreign currency translation                                (288)             (387)

Accumulated deficit                                          (50,068)          (51,666)
                                                            --------          --------
                                                              53,227            51,527
Less:  Treasury Stock (1,226,120 and 1,126,120
shares at cost at April 30, 2002 and
January 31, 2002, respectively)                               (6,951)           (6,486)
                                                            --------          --------
TOTAL STOCKHOLDERS' EQUITY                                    46,276            45,041
                                                            ========          ========
                                                            $152,277          $167,657
                                                            ========          ========


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                           Three Months Ended April 30,
                                                                2002         2001
                                                              --------      --------
Revenues                                                      $ 66,313      $ 18,257
Costs of Revenues                                               51,746        11,319
                                                              --------      --------
                                                                14,567         6,938
Selling, General and Administrative Expense                     11,495         4,616
Amortization of Goodwill (Note 3)                                   --           755
                                                              --------      --------
Operating Income                                                 3,072         1,567
                                                              --------      --------
Other Income (Expense)
            Interest income                                         32            81
            Interest expense                                      (841)         (613)
            Other                                                  523         1,975
                                                              ========      ========
Total Other Income (Expense)                                      (286)        1,443
                                                              --------      --------
Income Before Income Taxes                                       2,786         3,010
Income Tax Expense                                               1,188           485
                                                              ========      ========
Net Income                                                    $  1,598      $  2,525
                                                              ========      ========

Earnings per Share - Basic                                    $   0.09      $   0.15
                                                              --------      --------

Weighted Average of Shares Outstanding - Basic (Note 6)         18,255        17,257
                                                              --------      --------

Earnings per Share - Diluted                                  $   0.09      $   0.15
                                                              --------      --------

Weighted Average of Shares Outstanding - Diluted (Note 6)       18,431        17,384
                                                              ========      ========


                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)

                                                           Three Months Ended April 30,
                                                                2002         2001
                                                              --------      --------
Net Income                                                    $  1,598      $  2,525
Unrealized Loss on Available-for-Sale Securities, net               --          (354)
of tax
Foreign Currency Translation Adjustment                             99          (149)
                                                              --------      --------
Comprehensive Income                                          $  1,697      $  2,022
                                                              --------      --------

                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)

                                 Common Stock     Additional                Other         Treasury Stock        Total
                              ------------------   Paid-in   Accumulated Comprehensive  -------------------  Stockholders'
                                Shares    Amount   Capital     Deficit      (Loss)        Shares    Amount       Equity
                              ----------  ------  ----------  --------   -------------  ---------  --------  -------------
Balance, January 31, 2002     19,414,799   $194    $103,386   $(51,666)      $(387)     1,126,120   $(6,486)    $45,041

Purchase of treasury stock                                                                100,000      (465)       (465)

Foreign currency
translation adjustment                                                          99                                   99

Other                                786                  3                                                           3

Net income                                                       1,598                                            1,598

                              ----------   ----    --------   --------       -----      ---------   -------     -------
Balance, April 30, 2002       19,415,585   $194    $103,389   $(50,068)      $(288)     1,226,120   $(6,951)    $46,276
                              ==========   ====    ========   ========       =====      =========   =======     =======


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Three Months Ended April 30,                                                    2002           2001
----------------------------                                                  --------      --------
OPERATING ACTIVITIES
     Net income                                                               $  1,598      $  2,525
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                            658         1,281
          Provision for losses on accounts receivable                              264            --
          Loss on disposition of equipment                                          28           126
          Deferred income taxes                                                    366           291
          Other                                                                    (32)           58
          Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                         10,289        (3,156)
             Decrease in inventories                                             2,860           588
             Decrease (increase) in other assets                                   884          (813)
             (Decrease) increase in accounts payable and accrued expenses      (13,287)           67
             Increase in amounts due to retailers                                  743         2,000
                                                                              --------      --------
CASH PROVIDED BY OPERATING ACTIVITIES                                            4,371         2,967
                                                                              ========      ========

INVESTMENT ACTIVITIES
     Capital expenditures                                                         (751)         (516)
     Investment in Interlink                                                        --       (10,624)
     Other                                                                          24            57
                                                                              --------      --------
CASH USED IN INVESTING ACTIVITIES                                                 (727)      (11,083)
                                                                              ========      ========

FINANCING ACTIVITIES
     Increase (decrease) in checks issued against future deposits                4,236          (204)
     Borrowings under credit facility                                           68,715        29,646
     Principal payments on credit facility                                     (76,064)      (20,859)
     Common Stock reacquired                                                      (465)           --
     Other                                                                         (34)           --
                                                                              --------      --------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (3,612)        8,583
                                                                              ========      ========

INCREASE IN CASH                                                                    32           467

CASH, beginning of period                                                        2,943         1,085
                                                                              --------      --------

CASH, end of period                                                           $  2,975      $  1,552
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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The consolidated financial statements as of April 30, 2002 and for the three month period ended April 30, 2002 and 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2002. The results of operations for the three month period ended April 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

2.       INVENTORIES

Inventories consist of the following (in thousands):

                                  April 30, 2002     January 31, 2002
                                  --------------     ----------------
         Raw materials                $ 2,814             $ 2,559
         Work-in-process                1,992               1,754
         Finished goods:
           Fixtures                     2,087               1,790
           Magazine inventory          10,537              14,187
                                      -------             -------
                                      $17,430             $20,290
                                      =======             =======

Magazine and periodical inventories are returnable to the publishers for full credit in the event of non-sale.

3.       GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS 141 as of July 1, 2001.

As of February 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets are no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified upon initial implementation treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company has determined that

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

there are no indications of goodwill impairment. The exact amount of the impairment, if any, will not be known until the Company completes the goodwill impairment tests, however, preliminary indications are that there will be no impairment.

In accordance with SFAS 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on February 1, 2002.

A summary of the Company's intangible assets is as follows:

                                                April 30, 2002     January 31, 2002
                                                --------------     ----------------
         Indefinite-lived Intangible Assets
             Goodwill                              $42,794             $42,769

         Amortizable Intangible Assets
             Other                                     698                 658
             Accumulated Amortization                  392                 358
                                                   -------             -------
         Net Intangibles                           $43,100             $43,069
                                                   =======             =======

Goodwill increased $25,000 from January 31, 2002 to April 30, 2002 due to fluctuations in the foreign currency exchange rates.

Amortization expense for the three months ended April 30, 2002 was $34,000. Amortization expense for each of the five succeeding years is estimated to be approximately $135,000.

4.       BUSINESS COMBINATIONS

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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Unaudited pro forma results of operations for the three months ended April 30, 2001 for the Company and The Interlink Companies, Inc. are listed below (in thousands):

                                                         Three months ended
                                                           April 30, 2001
                                                         ------------------
                 Total Revenues         As reported            $18,257
                                        Pro forma               67,313
                 Net Income (Loss)      As reported              2,525
                                        Pro forma               (3,143)

                 Earnings Per Share
                      Basic             As reported            $  0.15
                      Diluted           As reported               0.15
                      Basic             Pro forma                (0.17)
                      Diluted           Pro forma                (0.17)

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                      April 30,    January 31,
                                                                        2002          2002
                                                                      ---------    -----------
       Revolving Credit Facility - Bank of America                    $29,421        $36,073

       Revolving Credit Facility - Congress Financial Corporation      12,502         11,068

       Term loan - Congress Financial Corporation                       1,139          2,778

       Industrial Revenue Bonds                                         4,000          4,000

       Notes payable to former owner of acquired company, 12%
       annual interest payable quarterly; two equal remaining
       installments due February 2002 and August 2002                   2,500          2,500

       Note payable to former owner of acquired company, 12%
       annual interest, payable in four quarterly installments
       beginning May 2001                                                  --            250

       Note payable to former owner of acquired company, interest prime plus 1% compounded semi-annually, payable in two
       remaining installments in March 2002 and March 2003                200            400

       Other                                                              564            606

                                                                      -------        -------
       Total Long-term Debt                                            50,326         57,675

       Less current maturities                                         33,351         42,097
                                                                      -------        -------

       Long-term Debt                                                 $16,975        $15,578
                                                                      =======        =======


On December 22, 1999, the Company entered into an unsecured credit agreement with Bank of America, N.A. The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility that terminates December 31, 2002. Borrowings under the credit facility bear interest at a rate equal to the monthly LIBOR rate (1.83% at January 31, 2002) plus a percentage ranging from 1.0% to 2.1% depending on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock and is required to maintain certain financial ratios. The Company was in compliance with such ratios at April 30, 2002 other than ratios driven by earnings before interest, taxes, depreciation and amortization ("EBITDA"). The availability at April 30, 2002 on the revolving credit facility was approximately $16.6 million.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The existing revolving credit facility terminates on December 31, 2002. The Company is currently in the process of negotiating an extension with Bank of America including modifications to the agreement that would ease the financial covenants. The Company has received from Bank of America a proposed term sheet which indicates that we will be required to offer collateral and accept a rate increase. In addition to negotiating an extension with Bank of America, the Company also continues to examine opportunities with other banks, one of which has provided a proposed term sheet, not a commitment, which is subject to the completion of due diligence with results satisfactory to the bank.

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

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facility with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005. The credit agreement includes a $4,000,000 term loan, which was repaid in May, 2002, as well as a revolving credit facility secured by the Company's accounts receivable, inventories, equipment and other intangibles. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal 0.25% in excess of the prime rate. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at April 30, 2002.

6.       EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                           Three Months Ended
                                                              April 30,
                                                            2002        2001
                                                           ------      ------
       Basic weighted average number of common shares
       outstanding                                         18,255      17,257

       Effect of dilutive securities:
          Stock options and warrants                          176         127
                                                           ------      ------

       Diluted weighted average number of common shares
       outstanding                                         18,431      17,384
                                                           ======      ======

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Three Months Ended April 30,     2002     2001
           ----------------------------     ----     ----
           Interest                         $848     $589

           Income Taxes                     $689     $ 53

8.       SEGMENT FINANCIAL INFORMATION

Effective the quarter ended October 31, 2001, the Company's segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines the Company's business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. The reportable segments of the Company are in-store services, manufacturing and magazine distribution. In-store services derives revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of gum and general merchandise sold at checkout counters and (2) designing, manufacturing, shipping and salvaging display racks used by retailers at checkout counters as well as at other points of purchase throughout their stores. The manufacturing segment derives revenues from designing, manufacturing and installing primarily wooden store fixtures. The magazine distribution segment derives revenues from distributing magazines to major book chains, independent retailers and secondary wholesalers. Formerly, the segments were services, display rack and store fixture manufacturing and magazine distribution. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. All intersegment sales during the quarters ended April 30, 2002 or 2001 have been eliminated.

(in thousands)                      In-Store                    Magazine
Three Months Ended April 30, 2002   Services   Manufacturing   Distribution   Consolidated
---------------------------------   --------   -------------   ------------   ------------

Revenue                              $13,364      $ 5,847         $47,102        $ 66,313
Cost of Revenue                        6,511        4,355          40,880          51,746
                                     -------      -------         -------        --------
Gross Profit                           6,853        1,492           6,222          14,567
Selling, General & Administrative      5,057          485           5,953          11,495
Operating Income (Loss)                1,796        1,007             269           3,072
Other Income (Expenses), net            (432)          (3)            149           (286)
                                     -------      -------         -------        --------
Income (Loss) Before Income Taxes      1,364        1,004             418           2,786
                                     -------      -------         -------        --------

Total Assets                         $98,836      $20,404         $33,037        $152,277
                                     =======      =======         =======        ========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(in thousands)                      In-Store                    Magazine
Three Months Ended April 30, 2001   Services   Manufacturing   Distribution   Consolidated
---------------------------------   --------   -------------   ------------   ------------
Revenue                             $ 14,078      $ 4,179              --        $ 18,257
Cost of Revenue                        7,476        3,843              --          11,319
                                    --------      -------         -------        --------
Gross Profit                           6,602          336              --           6,938
Selling, General & Administrative      4,167          449              --           4,616
Amortization of Goodwill                 669           86              --             755
                                    --------      -------         -------        --------
Operating Income (Loss)                1,766         (199)             --           1,567
Other Income (Expenses), net           1,436            7              --           1,443
                                    --------      -------         -------        --------
Income Before Income Taxes             3,202         (192)             --           3,010
                                    --------      -------         -------        --------

Total Assets                        $140,065      $29,778              --        $169,843
                                    ========      =======         =======        ========

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company adopted SFAS 142 effective February 1, 2002 and is currently in the process of implementation. On a preliminary basis, the Company has estimated that there will be no impairment. The goodwill write-off, if any, will be recorded as a one-time, non-cash charge in the second quarter of fiscal 2003, and will be reflected as a cumulative effect of a change in accounting principle. The charge, if any, will have no impact on our income from operations or cash flows.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three months ended April 30, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three months ended April 30, 2002 (in thousands).

Three Months Ended April 30,                        2002     2001
----------------------------                       ------   ------
Reported Net Income                                $1,598   $2,525
Add Back: Goodwill Amortization, net of tax            --      595
Adjusted Net Income                                 1,598    3,120
Reported Earnings Per Share - Basic and Diluted    $ 0.09   $ 0.15
Adjusted Earnings Per Share - Basic and Diluted    $ 0.09   $ 0.18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: (i) OUR DEPENDENCE ON THE MARKETING AND DISTRIBUTION STRATEGIES OF PUBLISHERS AND OTHER VENDORS; (ii) OUR ABILITY TO ACCESS CHECKOUT AREA INFORMATION; (iii) RISKS ASSOCIATED WITH OUR ADVANCE PAY PROGRAM, INCLUDING PROBLEMS COLLECTING INCENTIVE PAYMENTS FROM PUBLISHERS; (iv) DEMAND FOR OUR DISPLAY RACKS AND STORE FIXTURES; (v) OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY; (vi) COMPETITION; (vii) OUR ABILITY TO EFFECTIVELY MANAGE OUR EXPANSION; (viii) GENERAL ECONOMIC AND BUSINESS CONDITIONS NATIONALLY, IN OUR MARKETS AND IN OUR INDUSTRY; (ix) OUR ABILITY TO MAINTAIN ADEQUATE FINANCING ON ACCEPTABLE TERMS SUFFICIENT TO ACHIEVE OUR BUSINESS PLANS (x) OUR ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES WITH AND INTO OUR CORPORATE ORGANIZATION, AND (xi) OUR ABILITY TO ATTRACT AND/OR RETAIN SKILLED MANAGEMENT. INVESTORS ARE ALSO DIRECTED TO CONSIDER OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OTHER REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

BUSINESS SEGMENTS

Our claims submission services for magazine retailers were established over 20 years ago. Our experience in providing these services is the foundation for our other services. Set forth below are descriptions of our services and products in each of our segments: in-store services (26.9% of our fiscal 2002 revenues) manufacturing (7.5% of our fiscal 2002 revenues), and magazine distribution (65.6% of our fiscal 2002 revenues). See Note 8 in our "Notes to Consolidated Financial Statements" for certain financial information of each of our segments.

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

INTANGIBLES

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily goodwill. With the exception of goodwill these costs are being amortized over periods ranging from 1 to 28 years. In conjunction with our adoption of SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we will evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 to the Consolidated Condensed Financial Statements for a full discussion of our implementation of SFAS 142.

LONG-LIVED ASSETS

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed as a percentage of Total Revenues:

                                                  THREE MONTHS ENDED
                                                       APRIL 30,
                                                  ------------------
                                                  2002          2001
                                                  -----        -----
  Revenues                                        100.0        100.0
  Cost of Revenues                                 78.0         62.0
                                                  -----        -----
      Gross Profit                                 22.0         38.0
  Selling, General and Administrative Expense      17.4         25.3
  Amortization of Goodwill                          -.-          4.1
                                                  -----        -----
      Operating Income                              4.6          8.6
  Interest Expense, Net                            (1.2)        (2.9)
  Other Income (Expense), Net                       0.8         10.8
                                                  -----        -----
  Income Before Income Taxes                        4.2         16.5
                                                  -----        -----
      Net Income                                    2.4%        13.8%
                                                  =====        =====

QUARTER ENDED APRIL 30, 2002 COMPARED TO QUARTER ENDED APRIL 30, 2001

Revenues

Magazine Distribution. On May 31, 2001, we acquired Interlink. Results of operations have been included in our consolidated financial statements since the date of acquisition. Magazine distribution accounted for approximately 71.0% of our revenues for the quarter ended April 30, 2002. There were no magazine distribution revenues in the first quarter of fiscal 2002.

In-Store Services. In-store services accounted for approximately 20.2% (69.6% excluding revenues from our newly acquired magazine distribution companies) and 77.1% of our revenues for the quarters ended April 30, 2002 and 2001, respectively. In-store service revenues of $13.4 million in first quarter of fiscal 2003 decreased $714,000 compared to the first quarter of fiscal 2002 primarily as a result of the inclusion in the first quarter of the prior year of claims submission revenue from IPD, a company subsequently acquired by us.

Manufacturing. Manufacturing accounted for approximately 8.8% (30.4% excluding revenues from our newly acquired magazine distribution companies) and 22.9% of our revenues for the quarters ended April 30, 2002 and 2001, respectively. Revenues of $5.8 million in the first quarter of fiscal 2003 increased $1.7 million compared to the first quarter of fiscal 2002. This increase resulted from a major customer undertaking more store openings compared to the first quarter of the prior year. We anticipate that this major customer will continue to open new stores throughout the next year.

Gross Profit

Magazine Distribution. Gross profit was $6.2 million with a gross margin of 13.2%. We did not distribute magazines during the first quarter of fiscal 2002.

In-Store Services. Gross profit increased $251,000 compared to the first quarter of fiscal 2002. The gross margin increased slightly from 46.9% to 51.3%. This improvement was partially due to the fixed cost components of the cost of revenue which do not increase with increased volume. More importantly, however, was that we were able to produce more volume with approximately the same amount of labor dollars. We attribute this to the efforts of our employees and to the management of our production facilities. Further, we believe that an indiscrete portion of our gross margin is related to our ability, which is enhanced by our information products, to attract and retain good customers.

Manufacturing. Gross profit increased $1.2 million compared to the first quarter of fiscal 2002. The gross margin also increased from 8.0% to 25.5% primarily due to efficiencies realized as a result of higher production levels.

Selling, General and Administrative Expense ("SG&A")

Magazine Distribution. SG&A expenses were $6.0 million or 12.6% of revenues. We did not distribute magazines during the first quarter of fiscal 2002.

In-Store Services. SG&A expenses increased from $4.2 million during the quarter ended April 30, 2001 to $5.1 million during the quarter ended April 30, 2002. During the quarter ended April 30, 2002, we incurred approximately $300,000 in expenses related to the consolidation of our offices to Bonita Springs, Florida which began in December 2001 and is expected to be completed within the next 12 to 15 months. The remaining increase is made up primarily of increases in payroll, marketing expenses and professional fees, including accounting, legal, public relations and consulting. As a result, SG&A as a percentage of revenues increased from 29.6% for the three months ended April 30, 2001 to 37.8% for the three months ended April 30, 2002.

Manufacturing. SG&A expenses were flat compared to the corresponding quarter of the prior year. Such expenses associated with the manufacturing segment are essentially fixed in that they do not vary directly with the volume of production.

Interest Expense. Interest expense for the quarter ended April 30, 2002 increased $228,000 compared to the quarter ended April 30, 2001 principally due to the borrowings of the newly acquired magazine distribution companies. A significant portion of such borrowings were used to acquire the magazine distribution companies.

Other Income (Expense). Other income of our in-store services segment included approximately $2.1 million in life insurance proceeds during the quarter ended April 30, 2001. Other income of our magazine distribution segment included approximately $500,000 in charges to a third party for processing magazine returns during the quarter ended April 30, 2002.

Income Tax Expense. The effective income tax rates for the quarters ended April 30, 2002 and 2001 were 42.6% and 16.1%, respectively. The effective income tax rate for the quarter ended April 30, 2001 varied significantly from the federal statutory rate due to the non-taxable life insurance proceeds received during the quarter. Both the rate for the quarter ended April 30, 2002, as well as the rate for the quarter ended April 30, 2001, varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

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

During the three months ended April 30, 2002, we advanced approximately $19.6 million under the Advance Pay Program. During fiscal 2002, 2001 and 2000, we advanced approximately $81.5 million, $84.8 million and $68.9 million, respectively, under the Advance Pay Program. During the three months ended April 30, 2002, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $4.4 million for the three months ended April 30, 2002 was primarily from net income and the decrease in accounts receivable and inventories offset by a decrease in accounts payable and accrued expenses. The average collection period for the twelve months ended April 30, 2002 was 146 days, 126 days and 41 days for the in-store services segment, the manufacturing segment and the magazine distribution segment, respectively (all considered to be within an acceptable range by management based on the nature of our business and historical experience). Net cash provided by operating activities of $3.0 million for the three months ended April 30, 2001 was primarily from net income, non cash items of depreciation and amortization and the increase in amounts due retailers offset by increases in accounts receivable and other assets.

Net cash used in investing activities was $0.7 million for the three months ended April 30, 2002 and $11.1 million for the three months ended April 30, 2001. The primary use of cash during the quarter ended April 30, 2001 was for the investment in Interlink. Net cash used in financing activities was $3.6 million in the three months ended April 30, 2002 compared to net cash provided by financing activities of $8.6 million in the three months ended April 30, 2001.

At April 30, 2002, we anticipate capital expenditures during the remainder of fiscal 2003 of approximately $1.8 million of which approximately $1.1 million is allocated to company-wide upgrades and maintenance of computers, software and telecom equipment and approximately $700,000 is allocated to manufacturing plant equipment upgrades and maintenance.

During fiscal 2003, we are undertaking the first phase of a consolidation of company-wide administrative offices to new worldwide headquarters in Bonita Springs, Florida. At April 30, 2002, we anticipate additional capital expenditure relating to the move of approximately $1.7 million allocated to furniture, leasehold improvements, computer equipment, and telecom equipment at the new headquarters.

At April 30, 2002, our total long-term debt obligations were approximately $50.3 million. In December 1999, we entered into an unsecured credit agreement with Bank of America, N.A. which provides for a $46.0 million revolving credit facility. The revolving credit facility bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.1% depending on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization and carries a facility fee of 1/4% per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or
(ii) the average principal amount outstanding under this loan. The availability at April 30, 2002 on the revolving credit facility was approximately $16.6 million.

Under the credit agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios and (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

Under the credit agreement, we are required to maintain certain financial ratios. We were in compliance with all such ratios at April 30, 2002 other than ratios driven by earnings before interest, taxes, depreciation and amortization ("EBITDA").

The existing revolving credit facility terminates on December 31, 2002. We are currently in the process of negotiating an extension with Bank of America including modifications to the agreement that would ease the financial covenants. We have received from Bank of America a proposed term sheet which indicates that we will be required to offer collateral and accept a rate increase. In addition to negotiating an extension with Bank of America, we continue to examine opportunities with other banks, one of which has provided a proposed term sheet, not a commitment, which is subject to the completion of due diligence with results satisfactory to the bank.

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

On February 22, 2001, IPD and Deyco (now our wholly-owned subsidiaries) entered into a credit agreement with Congress Financial Corporation ("Congress"). The credit agreement includes a $4,000,000 term loan which was repaid in May, 2002, as well as a revolving credit facility secured by IPD and Deyco's accounts receivable. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at April 30, 2002.

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

We adopted SFAS 142 effective February 1, 2002 and are currently in the process of implementation. On a preliminary basis, we have estimated that there will be no impairment. The goodwill write-off, if any, will be recorded as a one-time, non-cash charge in the second quarter of fiscal 2003, and will be reflected as a cumulative effect of a change in accounting principle. The charge, if any, will have no impact on our income from operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability. Our debt relates primarily to credit facilities with Bank of America, N.A. and IPD and Deyco's facility with Congress Financial Corporation. The credit facility with Bank of America is a three-year credit agreement with an outstanding principal balance of approximately $29.4 million as of April 30, 2002. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement. The credit facility with Congress includes a $4.0 million term loan, which was repaid in May, 2002, as well as a revolving credit facility secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The outstanding principal balance under the term loan at April 30, 2002 is approximately $1.1 million. The revolving credit facility had an outstanding principal balance of approximately $12.5 million at April 30, 2002. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

In order to better manage its exposure to interest rate risk, in February 2001 we entered into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At April 30, 2002 the fair value of the swap is not material and is recorded in accrued expenses.

We also conduct operations in Canada. For the three months ended April 30, 2002, approximately 1.2% of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended April 30, 2002.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) The were no Current Reports on Form 8-K filed during the quarter ended April 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOURCE INTERLINK COMPANIES, INC.


Date:  June 14, 2002                           /s/ W. BRIAN RODGERS
                                               --------------------
                                               W. Brian Rodgers
                                               Chief Financial Officer