Form 10-Q
period 2002-07-31
SOURCE INTERLINK COMPANIES INC
filed 2002-09-16
CIK 943605

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended July 31, 2002

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

                           Yes [X]         No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                     Outstanding on September 10, 2002
       Common Stock, $.01 Par Value                   18,202,845

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 2002 and January 31, 2002

          Consolidated Statements of Income for the three months and six months ended July, 2002 and 2001

          Consolidated Statements of Comprehensive Income for the three months and six months ended July 31, 2002 and 2001

          Consolidated Statement of Stockholders'
          Equity for the six months ended July 31, 2002

          Consolidated Statements of Cash Flows for the six months ended July 31, 2002 and 2001

          Notes to Consolidated Financial Statements

ITEM 2.   Management's Discussion and Analysis

                       PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                          (unaudited)
                                                                                         July 31, 2002       January 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                                                 $      5,993         $      2,943
      Trade receivables, net of allowance for doubtful accounts of $4,840 and
      $6,142 at July 31, 2002 and January 31, 2002, respectively and net of allowance for returns of $31,502 and $40,077 at July 31, 2002 and January 31,
      2002, respectively                                                                         56,568               66,609
      Income taxes receivable                                                                     6,413                6,085
      Inventories (Note 2)                                                                       17,371               16,923
      Other current assets                                                                        2,484                2,950
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             88,829               95,510
-----------------------------------------------------------------------------------------------------------------------------

Land                                                                                              1,423                1,423
Plants and buildings                                                                              8,715                8,584
Office equipment and furniture                                                                   20,294               17,554
-----------------------------------------------------------------------------------------------------------------------------
Property, Plants and Equipment                                                                   30,432               27,561
Less accumulated depreciation and amortization                                                    8,455                7,184
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               21,977               20,377
-----------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Intangibles, net (Note 3)                                                                  47,084               43,069
      Deferred tax asset                                                                          2,198                2,065
      Other                                                                                       3,459                3,363
-----------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                               52,741               48,497
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           $    163,547         $    164,384
-----------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)


                                                                                          (unaudited)
                                                                                        July 31, 2002      January 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future deposits                                                 $      3,561          $         -
     Accounts payable and accrued expenses, net of allowance for returns of
     $31,557 and $38,527 at July 31, 2002 and January 31, 2002, respectively                     45,982               57,263
     Due to retailers                                                                             5,022                3,099
     Deferred income taxes                                                                        1,356                  953
     Current maturities of long-term debt (Note 5)                                                3,587               42,097
     Other current liabilities                                                                       24                   24
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        59,532              103,436
-----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 5)                                                 56,072               15,578
-----------------------------------------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                                                         544                  329
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                               116,148              119,343
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 19,426,295 issued and 18,200,175 outstanding at July 31, 2002 and 19,414,799 issued and
     18,288,679 outstanding at January 31, 2002                                                     194                  194
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at July 31, 2002 and January 31, 2002                                                -                    -
     Additional paid-in-capital                                                                 103,421              103,386
-----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                  103,615              103,580
Accumulated other comprehensive (loss):
    Foreign currency translation                                                                  (262)                (387)
Accumulated deficit                                                                            (49,003)             (51,666)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 54,350               51,527
Less:  Treasury Stock (1,226,120 and 1,126,120 shares at cost at July 31, 2002
and January 31, 2002, respectively)                                                             (6,951)              (6,486)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       47,399               45,041
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           $    163,547          $   164,384
-----------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)


                                                          Three Months Ended July 31,      Six Months Ended July 31,
                                                          ---------------------------     --------------------------
                                                              2002          2001           2002             2001
---------------------------------------------------------------------------------------------------------------------
Revenues                                                   $    71,577  $    57,402    $   137,890       $     75,659
Costs of Revenues                                               57,622       43,590        109,369             54,909
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                    13,955       13,812         28,521             20,750
Selling, General and Administrative Expense                     10,522        9,169         21,720             13,784
Amortization of Goodwill (Note 3)                                    -        1,297              -              2,052
Relocation Expenses                                                729            -          1,025                  -
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                 2,704        3,346          5,776              4,914
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest income                                         66           43             98                123
            Interest expense                                      (822)        (878)        (1,664)            (1,491)
            Other                                                  (24)         140            499              2,115
---------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                      (780)        (695)        (1,067)               747
---------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       1,924        2,651          4,709              5,661
Income Tax Expense                                                 859        1,475          2,046              1,960
---------------------------------------------------------------------------------------------------------------------
Net Income                                                 $     1,065  $     1,176    $     2,663       $      3,701
---------------------------------------------------------------------------------------------------------------------
Earnings per Share - Basic                                 $       .06  $       .07    $       .15       $        .21
---------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding - Basic (Note 6)         18,193       17,907         18,224             17,587
---------------------------------------------------------------------------------------------------------------------
Earnings per Share - Diluted                               $       .06  $       .07    $       .14       $        .21
---------------------------------------------------------------------------------------------------------------------
Weighted Average of Shares Outstanding - Diluted (Note 6)       18,389       18,088         18,410             17,741
---------------------------------------------------------------------------------------------------------------------

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)


                                                           Three Months Ended July 31,        Six Months Ended July 31,
                                                         -------------------------------    -----------------------------
                                                             2002             2001              2002            2001
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $ 1,065          $ 1,176           $ 2,663         $ 3,701
Unrealized Loss on Available-for-Sale Securities, net
of tax                                                           -             (134)                -            (200)
Foreign Currency Translation Adjustment                         26              (51)              125            (488)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                       $ 1,091          $   991           $ 2,788         $ 3,013
-------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                   (in thousands, except shares)


                                                                              Other
                                Common Stock       Additional                 Compre-         Treasury Stock          Total
                          ----------------------   Paid - in    Accumulated   hensive      --------------------    Stockholders'
                             Shares      Amount      Capital      Deficit     (Loss)       Shares        Amount        Equity
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 31,
2002                        19,414,799  $    194   $  103,386   $ (51,666)    $(387)     1,126,120     $ (6,486)    $   45,041

Purchase of treasury
stock                                                                                      100,000         (465)          (465)

Foreign currency
translation adjustment                                                          125                                        125

Other                           11,496         -           35                                                               35

Net income                                                          2,663                                                2,663
--------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2002      19,426,295  $    194   $  103,421   $ (49,003)    $(262)     1,226,120     $ (6,951)    $   47,399
--------------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Six Months Ended July 31,                                                                    2002             2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                          $     2,663       $     3,701
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                        1,465             3,271
          Provision for losses on accounts receivable                                            264               121
          Loss on disposition of equipment                                                        68               164
          Deferred income taxes                                                                  749               665
          Other                                                                                    5                82
          Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                                       10,243           (11,074)
             (Increase) decrease in inventories                                                 (260)              782
             (Increase) decrease in other assets                                                (932)              742
             (Decrease) increase in accounts payable and accrued
             expenses                                                                        (11,306)            1,461
             Increase in amounts due to retailers                                              1,923               883
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                          4,882               798
-----------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
     Capital expenditures                                                                     (2,787)           (1,607)
     Acquisition of The Interlink Companies, Inc., net of cash acquired                            -           (13,679)
     Acquisition of Innovative Metal Fixtures, Inc.                                           (2,014)                -
     Acquisition of customer list                                                             (2,000)                -
     Other                                                                                        85                82
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                             (6,716)          (15,204)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Increase in checks issued against future deposits                                         3,561             2,713
     Borrowings under credit facility                                                        145,745            78,804
     Principal payments on credit facility                                                  (144,364)          (66,245)
     Common Stock reacquired                                                                       -               (21)
     Other                                                                                       (58)                -
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          4,884            15,251
-----------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                               3,050               845
CASH, beginning of period                                                                      2,943             1,085
-----------------------------------------------------------------------------------------------------------------------
CASH, end of period                                                                      $     5,993       $     1,930
-----------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The consolidated financial statements as of July 31, 2002 and for the three month and six month periods ended July 31, 2002 and 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2002 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2002. The results of operations for the three month and six month periods ended July 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

2.       INVENTORIES

Inventories consist of the following (in thousands):

                                                           July 31, 2002               January 31, 2002
         -------------------------------------------------------------------------------------------------
         Raw materials                                       $        2,930              $          2,559
         Work-in-process                                              2,428                         1,754
         Finished goods:
           Fixtures                                                   2,323                         1,790
           Magazine inventory                                         9,690                        10,820
         -------------------------------------------------------------------------------------------------
                                                             $       17,371              $         16,923
         -------------------------------------------------------------------------------------------------

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

As of February 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets are no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified upon initial implementation treated as a cumulative effect of a

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


change in accounting principle. In connection with the adoption of SFAS 142, the Company has determined that there are no indications of goodwill impairment.

In accordance with SFAS 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on February 1, 2002.

A summary of the Company's intangible assets is as follows:

                                                             July 31, 2002               January 31, 2002
         -------------------------------------------------------------------------------------------------
         Indefinite-lived Intangible Assets
             Goodwill                                        $       44,816              $         42,769
         Amortizable Intangible Assets
             Other                                                    2,755                           658
             Accumulated Amortization                                   487                           358
         -------------------------------------------------------------------------------------------------
         Net Intangibles                                     $       47,084              $         43,069
         -------------------------------------------------------------------------------------------------

Goodwill increased $2,037,000 from January 31, 2002 to July 31, 2002 due to the acquisition of Innovative Metal Fixtures, Inc. in May 2002 and $10,000 due to fluctuations in the foreign currency exchange rates.

Amortization expense for the three months and six months ended July 31, 2002 was $95,000 and $129,000, respectively. Amortization expense for each of the five succeeding years is estimated to be approximately $335,000.

4.       BUSINESS COMBINATIONS

In a series of transactions occurring between February 21, 2001 and June 1, 2001, the Company acquired all of the stock of The Interlink Companies, Inc. ("Interlink") for cash totaling $13,677,000 (including professional fees and net of cash acquired) and 880,025 shares (net of 100,000 shares returned by sellers of Interlink) of the Company's common stock, valued at the time of acquisition at $5.4 million. Interlink has various operating companies, including International Periodical Distributors, Inc. ("IPD"), a direct distributor of magazines, and Deyco, a specialty national magazine distributor.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $70.9 million.

On July 1, 1999 the Company acquired all of the stock of Innovative Metal Fixtures, Inc. for $2.6 million. Innovative Metal Fixtures, Inc. manufactures wire and metal fixture displays from manufacturing facilities in Vancouver, British Columbia.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $2.0 million.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Unaudited pro forma results of operations for the six months ended July 31, 2001 for the Company and The Interlink Companies, Inc. are listed below (in thousands):

                                                                                  Six months ended
                                                                                    July 31, 2001
                    --------------------------------------------------------------------------------
                    Total Revenues         As reported                             $         75,659
                                           Pro forma                                        136,331
                    Net Income (Loss)      As reported                                        3,701
                                           Pro forma                                        (6,667)

                    Earnings Per Share
                         Basic             As reported                             $           0.21
                         Diluted           As reported                                         0.21
                         Basic             Pro forma                                         (0.36)
                         Diluted           Pro forma                                         (0.36)
                    --------------------------------------------------------------------------------

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consists of (in thousands):

                                                                            July 31,          January 31,
                                                                              2002                2002
       ---------------------------------------------------------------------------------------------------
       Revolving Credit Facility - Bank of America                      $       37,847   $         36,073
       Revolving Credit Facility - Congress Financial Corporation               13,974             11,068
       Term loan - Congress Financial Corporation                                    -              2,778
       Industrial Revenue Bonds                                                  4,000              4,000
       Notes payable to former owner of acquired company, 12%
       annual interest payable quarterly; two equal remaining
       installments due February 2002 and August 2002                            2,500              2,500
       Note payable to former owner of acquired company, 12%
       annual interest, payable in four quarterly installments
       beginning May 2001                                                            -                250
       Note payable to former owner of acquired company,
       interest prime plus 1% compounded semi-annually, payable in two
       remaining installments in March 2002 and March 2003                         200                400
       Other                                                                     1,138                606
       ---------------------------------------------------------------------------------------------------
       Total Long-term Debt                                                     59,659             57,675
       Less current maturities                                                   3,587             42,097
       ---------------------------------------------------------------------------------------------------
       Long-term Debt                                                   $       56,072   $         15,578
       ---------------------------------------------------------------------------------------------------

On December 22, 1999, the Company entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all real and personal property of the Company excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.823% at July 31, 2002) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at July 31, 2002. The availability at July 31, 2002 on the revolving credit facility was approximately $1.1 million.

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

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured $25.0 million credit facility with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005. The credit agreement includes a $4,000,000 term loan, which was repaid in May, 2002, as well as a revolving credit facility secured by the Company's accounts receivable, inventories, equipment and other intangibles. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal 0.25% in excess of the prime rate. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at July 31, 2002.

6.       EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                  Three Months Ended        Six Months Ended
                                                                        July 31,                 July 31,
                                                                 ---------------------    ---------------------
                                                                  2002         2001        2002        2001
       --------------------------------------------------------------------------------------------------------
       Basic weighted average number of common shares
       outstanding                                                 18,193       17,907      18,224      17,587

       Effect of dilutive securities:
          Stock options and warrants                                  196          181         186         154
       --------------------------------------------------------------------------------------------------------
       Diluted weighted average number of common shares
       outstanding                                                 18,389       18,088      18,410      17,741
       --------------------------------------------------------------------------------------------------------

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

           Six Months Ended July 31,                                              2002                    2001
           ----------------------------------------------------------------------------------------------------
           Interest                                                        $     1,647            $      1,536
           Income Taxes                                                    $     2,462            $        512
           ----------------------------------------------------------------------------------------------------

8.       SEGMENT FINANCIAL INFORMATION

Effective the quarter ended October 31, 2001, the Company's segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines the Company's business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. The reportable segments of the Company are in-store services, manufacturing and magazine distribution. In-store services derives revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers, magazine publishers, confectioners and vendors of gum and general merchandise sold at checkout counters and (2) designing, manufacturing, shipping and salvaging display racks used by retailers at checkout counters as well as at other points of purchase throughout their stores. The manufacturing segment derives revenues from designing, manufacturing and installing primarily wooden store fixtures. The magazine distribution segment derives revenues from distributing magazines to major book chains, independent retailers and secondary wholesalers. Formerly, the segments were services, display rack and store fixture manufacturing and magazine distribution. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies. All intersegment sales during the quarters or six month periods ended July 31, 2002 or 2001 have been eliminated.

  (in thousands)                                    In-Store                       Magazine
  Three Months Ended July 31, 2002                  Services     Manufacturing   Distribution    Consolidated
  -----------------------------------------------------------------------------------------------------------
  Revenue                                             $13,706         $4,090         $53,781         $71,577
  Cost of Revenue                                       7,979          3,526          46,117          57,622
                                              ---------------------------------------------------------------
  Gross Profit                                          5,727            564           7,664          13,955
  Selling, General & Administrative                     4,634            376           5,512          10,522
  Relocation Expense                                      729              -               -             729
                                              ---------------------------------------------------------------
  Operating Income (Loss)                                 364            188           2,152           2,704
  Other Income (Expenses), net                          (822)            (5)              47           (780)
                                              ---------------------------------------------------------------
  Income (Loss) Before Income Taxes                     (458)            183           2,199           1,924
                                              ---------------------------------------------------------------
  Total Assets                                       $110,218        $19,282         $34,047        $163,547
                                              ---------------------------------------------------------------

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


  (in thousands)                                   In-Store                       Magazine
  Three Months Ended July 31, 2001                 Services     Manufacturing    Distribution   Consolidated
  -----------------------------------------------------------------------------------------------------------
  Revenue                                             $16,999         $4,233         $36,170         $57,402
  Cost of Revenue                                       8,450          3,459          31,681          43,590
                                              ---------------------------------------------------------------
  Gross Profit                                          8,549            774           4,489          13,812
  Selling, General & Administrative                     4,293            305           4,571           9,169
  Amortization of Goodwill                                652             85             560           1,297
                                              ---------------------------------------------------------------
  Operating Income (Loss)                               3,604            384           (642)           3,346
  Other Income (Expenses), net                          (578)             25           (142)           (695)
                                              ---------------------------------------------------------------
  Income Before Income Taxes                            3,026            409           (784)           2,651
                                              ---------------------------------------------------------------

  Total Assets                                       $127,337        $31,575         $81,432        $240,344
                                              ===============================================================

  (in thousands)                                   In-Store                         Magazine
  Six Months Ended July 31, 2002                   Services      Manufacturing    Distribution   Consolidated
  -----------------------------------------------------------------------------------------------------------
  Revenue                                             $27,070         $9,938        $100,882        $137,890
  Cost of Revenue                                      14,496          7,876          86,997         109,369
                                              ---------------------------------------------------------------
  Gross Profit                                         12,574          2,062          13,885          28,521
  Selling, General & Administrative                     9,394            861          11,465          21,720
  Relocation Expense                                    1,025              -               -           1,025
                                              ---------------------------------------------------------------
  Operating Income (Loss)                               2,155          1,201           2,420           5,776
  Other Income (Expenses), net                        (1,254)            (8)             195         (1,067)
                                              ---------------------------------------------------------------
  Income (Loss) Before Income Taxes                       901          1,193           2,615           4,709
                                              ---------------------------------------------------------------

  Total Assets                                       $110,218        $19,282         $34,047        $163,547
                                              ===============================================================

  Six Months Ended July 31, 2001
  -----------------------------------------------------------------------------------------------------------

  Revenue                                             $31,078         $8,411         $36,170         $75,659
  Cost of Revenue                                      15,968          7,260          31,681          54,909
                                              ---------------------------------------------------------------
  Gross Profit                                         15,110          1,151           4,489          20,750
  Selling, General & Administrative                     8,460            753           4,571          13,784
  Amortization of Goodwill                              1,321            171             560           2,052
                                              ---------------------------------------------------------------
  Operating Income (Loss)                               5,329            227           (642)           4,914
  Other Income (Expenses), net                            858             31           (142)             747
                                              ---------------------------------------------------------------
  Income Before Income Taxes                            6,187            258           (784)           5,661
                                              ---------------------------------------------------------------

  Total Assets                                       $127,337        $31,575         $81,432        $240,344
                                              ===============================================================


9.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

The Company adopted SFAS 142 effective February 1, 2002 and has determined that there are no indications of goodwill impairment.

For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three months and six months ended July 31, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three months and six months ended July 31, 2002 (in thousands).

                                                                   Three Months Ended         Six Months Ended
                                                                        July 31,                  July 31,
                                                                ------------------------    -----------------------
                                                                   2002         2001         2002         2001
         ----------------------------------------------------------------------------------------------------------
         Reported Net Income                                    $     1,065    $   1,176    $   2,663   $    3,701
         Add Back: Goodwill Amortization, net of tax                      -        1,160            -        1,755
         Adjusted Net Income                                          1,065        2,336        2,663        5,456
         Reported Earnings Per Share - Basic                    $       .06    $     .07    $     .15   $      .21
         Reported Earnings Per Share - Diluted                  $       .06    $     .07    $     .14   $      .21
         Adjusted Earnings Per Share - Basic                    $       .06    $     .13    $     .15   $      .31
         Adjusted Earnings Per Share - Diluted                  $       .06    $     .13    $     .14   $      .31
         ----------------------------------------------------------------------------------------------------------

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

Our segment reporting has been restructured based on the reporting of senior management to the Chief Executive Officer. This restructuring combines our business units in a logical way that more easily identifies business concentrations and synergies for both analysis of results and real-time control by management. Our reportable segments are in-store services, manufacturing and magazine distribution.

We believe that we are well positioned to use our existing relationships with retailers and vendors to cross-sell our products and services.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (in thousands):

  MAGAZINE DISTRIBUTION

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JULY 31,                  JULY 31,
                                                                          ----------------------    ----------------------
                                                                             2002         2001         2002         2001
                                                                          ---------    ---------    ---------    ---------
  Revenues                                                                   53,781       36,170      100,882       36,170
  Cost of Revenues                                                           46,117       31,681       86,997       31,681
                                                                          ---------    ---------    ---------    ---------
      Gross Profit                                                            7,664        4,489       13,885        4,489
  Selling, General and Administrative Expense                                 5,512        4,571       11,465        4,571
  Amortization of Goodwill                                                        -          560            -          560
  Relocation Expenses                                                             -            -            -            -
                                                                          ---------    ---------    ---------    ---------
      Operating Income (Loss)                                                 2,152        (642)        2,420        (642)
  Other Income (Expense), Net                                                    47        (142)          195        (142)
                                                                          ---------    ---------    ---------    ---------
  Income (Loss) Before Income Taxes                                           2,199        (784)        2,615        (784)
                                                                          ---------    ---------    ---------    ---------


  IN-STORE SERVICES

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JULY 31,                  JULY 31,
                                                                          ----------------------    ----------------------
                                                                             2002         2001         2002         2001
                                                                          ---------    ---------    ---------    ---------
  Revenues                                                                   13,706       16,999       27,070       31,078
  Cost of Revenues                                                            7,979        8,450       14,496       15,968
                                                                          ---------    ---------    ---------    ---------
      Gross Profit                                                            5,727        8,549       12,574       15,110
  Selling, General and Administrative Expense                                 4,634        4,293        9,394        8,460
  Amortization of Goodwill                                                        -          652            -        1,321
  Relocation Expenses                                                           729            -        1,025            -
                                                                          ---------    ---------    ---------    ---------
      Operating Income                                                          364        3,604        2,155        5,329
  Other Income (Expense), Net                                                 (822)        (578)      (1,254)          858
                                                                          ---------    ---------    ---------    ---------
  Income Before Income Taxes                                                  (458)        3,026          901        6,187
                                                                          ---------    ---------    ---------    ---------

  MANUFACTURING

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JULY 31,                  JULY 31,
                                                                          ----------------------    ----------------------
                                                                             2002         2001         2002         2001
                                                                          ---------    ---------    ---------    ---------
  Revenues                                                                    4,090        4,233        9,938        8,411
  Cost of Revenues                                                            3,526        3,459        7,876        7,260
                                                                          ---------    ---------    ---------    ---------
      Gross Profit                                                              564          774        2,062        1,151
  Selling, General and Administrative Expense                                   376          305          861          753
  Amortization of Goodwill                                                        -           85            -          171
  Relocation Expenses                                                             -            -            -            -
                                                                          ---------    ---------    ---------    ---------
      Operating Income                                                          188          384        1,201          227
  Other Income (Expense), Net                                                   (5)           25          (8)           31
                                                                          ---------    ---------    ---------    ---------
  Income Before Income Taxes                                                    183          409        1,193          258
                                                                          ---------    ---------    ---------    ---------


MAGAZINE DISTRIBUTION

On May 31, 2001 we acquired Interlink. Results of operations for the quarter ended July 31, 2001 contain only two months of operations. Therefore, the sections following this section of Management's Discussion and Analysis of Financial Condition and Results of Operations which compare the quarter and six months ended July 31, 2002 to the quarter and six months ended July 31, 2001 generally exclude comparisons relating to our magazine distribution segment.

Magazine distribution includes both our sales to retailers we serve as a primary wholesaler and revenues we generate as a national distributor for specialty titles. Sales to retailers are driven primarily by our ability to obtain new retail customers or more efficiently manage our existing retail customers we service as the primary wholesaler or contract with to serve as the exclusive wholesaler for specialty titles. The recently announced deal with Hudson News whereby we became the United States wholesaler for a basket of European titles is an example of this opportunity. We also believe we have an opportunity to expand our retail customer base beyond specialty retailers to include grocery store chains, mass merchandisers, drug stores and convenience store chains with whom we have existing relationships through our other operating segments who are currently being served by more traditional magazine wholesalers. Other than increasing distribution of magazines, the other key component impacting our net revenues is the sell-through of those magazines at retail. While we have some control over the ultimate sell-through of magazines at the retail level by carefully managing initial distribution and replenishment during the on-sale period at individual stores, the ultimate sell-through of titles is more closely related to the publishers' ability to generate buying interest in their titles at the retail level. Additionally, sales at the retail level of weekly titles improve dramatically when major world or national events occur.

Since acquiring the Interlink business, we have put in place systems to more closely manage distribution at the individual store level. We have decreased allocations of titles that historically had poor sell-throughs, and obtained access to daily point-of-sale data at major customers. We use this data to monitor inventory levels and ship replenishment magazines to avoid sell-outs. These factors have significantly improved our internal sell-through and resulted in increased revenues.

The increased revenues we have seen from improvement in our retail business have been partially offset by a decrease in sales to secondary wholesalers where we serve as the national distributor. The decrease in sales is primarily the result of our decision to cutoff certain specialty retailers through the tightening of our credit procedures as the business transitioned from a privately held company to a subsidiary of a publicly-traded company and our decision to focus on the distribution business to retailers where we feel the opportunity is greatest to generate significant growth. The quarter's revenue was also slightly impacted due to the timing of certain significant titles having two April on-sale issues and no May issues.

Gross profit is impacted primarily by the mix of the magazines distributed during the quarter (we receive a higher discount from cover price on some titles compared to others) and our ability to maximize sell-through, which minimizes the cost of shipping and handling magazines that are not sold at retail and do not generate revenue for us.

Gross profit increased during the quarter compared to the corresponding period of the prior year primarily due to the factors discussed above.

SG&A expenses decreased as a percentage of sales and overall, even when adjusted for the effect of the shorter prior year period. The decrease is primarily attributable to our decision to consolidate the management of our magazine distribution business in one location (San Diego). The consolidation of operations allowed for a decrease in the number of employees, especially executive level employees, and overhead. The decrease was also impacted by our ability to lease new office space in San Diego under more favorable lease terms.

QUARTER ENDED JULY 31, 2002 COMPARED TO QUARTER ENDED JULY 31, 2001

Revenues

In-Store Services. In-store services accounted for approximately 19.1% and 29.6% of our revenues for the quarters ended July 31, 2002 and 2001, respectively. In-store service revenues of $13.7 million in second quarter of fiscal 2003 decreased $3.3 compared to the second quarter of fiscal 2002. Approximately $2.5 million of the decrease related to less production and lower pricing of our display fixtures. Claims revenue accounted for the remaining decrease of approximately $.8 million.

Manufacturing. Manufacturing accounted for approximately 5.7% and 7.4% of our revenues for the quarters ended July 31, 2002 and 2001, respectively. Revenues of $4.1 million in the second quarter of fiscal 2003 were flat compared to $4.2 million in the second quarter of fiscal 2002.

Gross Profit

In-Store Services. Gross profit decreased $2.8 million compared to the second quarter of fiscal 2002. The gross margin decreased from 50.3% to 41.2%. We estimate that the gross margin on the sale of display fixtures decreased due to lower volume and, to a lesser extent, pricing. Additionally, the decrease in claims revenue accounted for a significant portion of the decrease in the gross margin.

Manufacturing. Gross profit decreased $.2 million compared to the second quarter of fiscal 2002. The gross margin also decreased from 18.3% to 13.8% primarily due to increases in rent expense. Subsequent to the prior year period, we sold one of our production plants in a sale/leaseback transaction which significantly increased our rent expense.

Selling, General and Administrative Expense ("SG&A")

In-Store Services. SG&A expenses increased from $4.3 million during the quarter ended July 31, 2001 to $4.6 million during the quarter ended July 31, 2002. Increases in accounting fees, workers' compensation insurance, consulting fees and health insurance accounted for a $.3 million increase. Several other categories of expenses increased also, but were offset by a bad debt recovery of approximately $.1 million.

Manufacturing. SG&A expenses increased less than $.1 million, all of which was due to increases in selling and administrative salaries, compared to the corresponding quarter of the prior year. Such expenses associated with the manufacturing segment are essentially fixed in that they do not vary directly with the volume of production.

Relocation Expenses. During fiscal 2003, we began the first phase of a consolidation of company-wide administrative offices to new worldwide headquarters in Bonita Springs, Florida. The consolidation is expected to be completed within the next 9 to 12 months.

Interest Expense. Interest expense for the quarter ended July 31, 2002 decreased by less than $.1 million compared to the quarter ended July 31, 2001. The primary reason for the decrease was due to the pay-off of our term loan with Congress Financial Corporation.

Other Income (Expense). We experienced an unfavorable variance on other income (expense) of under $.2 million primarily resulting from an unrealized loss on an interest rate swap agreement.

Income Tax Expense. The effective income tax rates for the quarters ended July 31, 2002 and 2001 were 44.6% and 55.6%, respectively. The effective income tax rate for the quarters ended July 31, 2002 and 2001 varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

SIX MONTHS ENDED JULY 31, 2002 COMPARED TO SIX MONTHS ENDED JULY 31, 2001

Revenues

In-Store Services. In-store services accounted for approximately 19.6% and 41.1% of our revenues for the six months ended July 31, 2002 and 2001, respectively. In-store service revenues of $27.1 million in the six months ended July 31, 2002 decreased $4.0 million compared to the six months ended July 31, 2001. Approximately $2.7 million of the decrease related to less production and lower pricing of our display fixtures. Additionally, claims revenue decreased approximately $1.1 million and revenue from information related services decreased approximately $.2 million.

Manufacturing. Manufacturing accounted for approximately 7.2% and 11.1% of our revenues for the six months ended July 31, 2002 and 2001, respectively. Revenues of $9.9 million in the six months ended July 31, 2002 increased $1.5 million compared to the six months ended July 31, 2001. This increase resulted primarily from a major customer undertaking more store openings compared to the first six months of the prior year.

Gross Profit

In-Store Services. Gross profit decreased $2.5 million from the six months ended July 31, 2001 to the six months ended July 31, 2002. The gross margin decreased slightly from 48.6% to 46.4%. We estimate that the gross margin on the sale of display fixtures decreased due to lower volume and, to a lesser extent, pricing. Additionally, the decrease in claims revenue accounted for a significant portion of the decrease in the gross margin.

Manufacturing. Gross profit increased $.9 million from the six months ended July 31, 2001 to the six months ended July 31,

2002. The gross margin also increased from 13.7% to 20.7%. The increase was primarily due to efficiencies realized as a result of higher production levels. To a lesser degree, gross profit was adversely affected by an increase in rent expense. Subsequent to the prior year period, we sold one of our production plants in a sale/leaseback transaction which significantly increased our rent expense.

Selling, General and Administrative Expense ("SG&A")

In-Store Services. SG&A expenses increased from $8.5 million during the six months ended July 31, 2001 to $9.4 million during the six months ended July 31, 2002. The increase is made up primarily of increases in professional fees, including accounting, consulting, legal and marketing. Although we continue to acquire companies, such as Interlink, these types of corporate expenses are generally absorbed by the in-store services segment and not allocated to the other segments. As a result, SG&A as a percentage of revenues increased from 27.2% for the six months ended July 31, 2001 to 34.7% for the six months ended July 31, 2002.

Manufacturing. SG&A expenses increased $.1 million compared to the corresponding quarter of the prior year due to increases in selling and administrative salaries. Such expenses associated with the manufacturing segment are essentially fixed in that they do not vary directly with the volume of production.

Relocation Expenses. During fiscal 2003, we began the first phase of a consolidation of company-wide administrative offices to new worldwide headquarters in Bonita Springs, Florida. The consolidation is expected to be completed within the next 9 to 12 months.

Interest Expense. Interest expense for the six months ended July 31, 2002 increased $.2 million compared to the six months ended July 31, 2001. Interlink's interest expense was $.4 million higher during the six months ended July 31, 2002 compared to the six months ended July 31, 2001 since their prior period included only two months of activity. This increase was offset by a decrease in interest expense of the In-store and Manufacturing segments of approximately $.2 million.

Other Income (Expense). Other income decreased approximately $1.6 million resulting from the inclusion in the prior year period of $2.1 million in life insurance proceeds and an unrealized loss on an interest rate swap agreement included in the current year period of $.1 million. These were offset by the inclusion in the current year period of a full six months of other income of IPD totaling $.8 million compared to only two months of activity in the prior year period totaling only $.2 million. Other income of IPD is generally from charges to third parties for processing magazine returns.

Income Tax Expense. The effective income tax rates for the six months ended July 31, 2002 and 2001 were 43.4% and 34.6%, respectively. The effective income tax rate for the six months ended July 31, 2001 varied from the federal statutory rate due to state income taxes and expenses not deductible for income tax purposes. These non-deductible expenses include goodwill amortization, meals and entertainment and officers' life insurance premiums.

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

During the six months ended July 31, 2002, we advanced approximately $41.4 million under the Advance Pay Program. During fiscal 2002, 2001 and 2000, we advanced approximately $81.5 million, $84.8 million and $68.9 million, respectively, under the Advance Pay Program. During the six months ended July 31, 2002, the Program was funded by borrowings under the revolving credit facility and cash flows from operations. Collections under the Advance Pay Program are used to pay down any outstanding balance under the credit facility. Thus, the credit facility is primarily used to manage the timing of payments and collections under the Advance Pay Program. Growth of the Advance Pay Program will be monitored and controlled to ensure that funding will be available either through cash provided by operations or borrowings under our credit facility.

Net cash provided by operating activities of $4.9 million for the six months ended July 31, 2002 was primarily from net income and the decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses. The average collection period for the twelve months ended July 31, 2002 was 151 days, 144 days and 38 days for the in-store services segment, the manufacturing segment and the magazine distribution segment, respectively (all considered to be within an acceptable range by management based on the nature of our business and historical experience). Net cash provided by operating activities of $800,000 for the six months ended July 31, 2001 was primarily from net income, non cash items of depreciation and amortization and the increase in accounts payable and accrued expenses offset by increases in accounts receivable.

At July 31, 2002, we anticipate capital expenditures (exclusive of capital expenditures related to the relocation) during the remainder of fiscal 2003 of approximately $1.1 million of which approximately $500,000 is allocated to company-wide upgrades and maintenance of computers, software and telecom equipment and approximately $600,000 is allocated to manufacturing plant equipment upgrades and maintenance.

During fiscal 2003, we are undertaking the first phase of a consolidation of company-wide administrative offices to new worldwide headquarters in Bonita Springs, Florida. At July 31, 2002, we anticipate additional capital expenditure relating to the move of approximately $500,000 allocated to furniture, leasehold improvements, computer equipment, and telecom equipment at the new headquarters.

At July 31, 2002, our total long-term debt obligations were approximately $56.1 million. On December 22, 1999, we entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all of our real and personal property excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The credit agreement enables us to borrow up to $46.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.823% at July 31, 2002) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. The availability at July 31, 2002 on the revolving credit facility was approximately $1.1 million.

Under the credit agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios, (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock and (iii) limitations on capital expenditures.

Under the credit agreement, we are required to maintain certain financial ratios. We were in compliance with all such ratios at July 31, 2002.

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

On February 22, 2001, IPD and Deyco (now our wholly-owned subsidiaries) entered into a $25.0 million credit agreement with Congress Financial Corporation ("Congress"). The credit agreement includes a $4.0 million term loan which was repaid in May, 2002, as well as a revolving credit facility secured by IPD and Deyco's accounts receivable. Borrowings under the term loan portion of the credit facility bear interest at a rate equal to 0.5% in excess of the prime rate. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at July 31, 2002.

We believe that our cash flow from operations together with our revolving credit facilities will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

We adopted SFAS 142 effective February 1, 2002 and have determined that there are no indications of goodwill impairment.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability. Our debt relates primarily to credit facilities with Bank of America, N.A. and IPD and Deyco's facility with Congress Financial Corporation. The credit facility with Bank of America is a three-year credit agreement with an outstanding principal balance of approximately $37.8 million as of July 31, 2002. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement. The credit facility with Congress includes a revolving credit facility secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The revolving credit facility had an outstanding principal balance of approximately $14.0 million at July 31, 2002. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

In order to better manage our exposure to interest rate risk, in February 2001 we entered into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At July 31, 2002 the fair value of the swap is not material and is recorded in accrued expenses.

We also conduct operations in Canada. For the three months and six months ended July 31, 2002, approximately 1.8% and 1.5%, respectively, of our revenues were earned in Canada and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar. We do not conduct any significant hedging activities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended July 31, 2002.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) The were no Current Reports on Form 8-K filed during the quarter ended July 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOURCE INTERLINK COMPANIES, INC.


Date:  September 16, 2002           /s/ W. BRIAN RODGERS
                                    -----------------------
                                    W. Brian Rodgers
                                    Chief Financial Officer

                                 CERTIFICATIONS

I, S. Leslie Flegel, certify that:

         1. I have reviewed this Form 10-Q for the Quarter ended July 31, 2002 of Source-Interlink Companies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 16, 2002



                                    /s/ S. Leslie Flegel
                                    ------------------------------------
                                    S. Leslie Flegel
                                    Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, W. Brian Rodgers, certify that:

         1. I have reviewed this Form 10-Q for the Quarter ended July 31, 2002 of Source-Interlink Companies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 16, 2002



                                     /s/ W. Brian Rodgers
                                     -----------------------------------
                                     W. Brian Rodgers
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------
10.6.2            Amendment to Employment and Non-Competition Agreement with
                  James R. Gillis dated as of July 5, 2002