Form 10-Q
period 2002-10-31
SOURCE INTERLINK COMPANIES INC
filed 2002-12-19
CIK 943605

                                 UNTIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended October 31, 2002

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from           to
                                        ---------    ---------

         Commission File number   1-13437
                                 ---------

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                     MISSOURI                                 43-1710906
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                     Outstanding on December 13, 2002

        Common Stock, $.01 Par Value                     18,251,967

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM  1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         October 31, 2002 and January 31, 2002                              1

         Consolidated Statements of Income for the three months
         and nine months ended October 31, 2002 and 2001                    3

         Consolidated Statements of Comprehensive Income for the
         three months and nine months ended October 31, 2002 and 2001       3

         Consolidated Statement of Stockholders'
         Equity for the nine months ended October 31, 2002                  4

         Consolidated Statements of Cash Flows for the
         nine months ended October 31, 2002 and 2001                        5

         Notes to Consolidated Financial Statements                         6

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              14

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         23

ITEM  4.  CONTROLS AND PROCEDURES                                          24


                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS                                                 25

ITEM  2. CHANGES IN SECURITIES                                             25

ITEM  3. DEFAULTS UPON SENIOR SECURITIES                                   25

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

ITEM  5. OTHER INFORMATION                                                 25

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K                                  25

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                                          (unaudited)
                                                                                       October 31, 2002    January 31, 2002
                                                                                       ----------------     ----------------
ASSETS
CURRENT
      Cash                                                                             $          7,537     $          2,943
      Trade receivables, net of allowance for doubtful accounts of $4,067 and
      $6,142 at October 31, 2002 and January 31, 2002, respectively and net of
      allowance for returns of $36,410 and $40,077 at October 31, 2002 and January               56,590               66,609
      31, 2002, respectively

      Inventories (Note 2)                                                                       16,843               16,923

      Income taxes receivable                                                                     4,310                6,085

      Other current assets                                                                        2,259                2,950
                                                                                       ----------------     ----------------
TOTAL CURRENT ASSETS                                                                             87,539               95,510
                                                                                       ================     ================

Land                                                                                              1,423                1,423

Plants and buildings                                                                              9,032                8,584
Office equipment and furniture                                                                   20,941               17,554
                                                                                       ----------------     ----------------
Property, Plants and Equipment                                                                   31,396               27,561
Less accumulated depreciation and amortization                                                    9,147                7,184
                                                                                       ----------------     ----------------
NET PROPERTY, PLANTS AND EQUIPMENT                                                               22,249               20,377
                                                                                       ----------------     ----------------

OTHER ASSETS
      Intangibles, net (Note 3)                                                                  46,802               42,877
      Deferred tax asset                                                                          1,772                2,065
      Other                                                                                       3,812                3,555
                                                                                       ----------------     ----------------
TOTAL OTHER ASSETS                                                                               52,386               48,497
                                                                                       ----------------     ----------------

                                                                                       $        162,174     $        164,384
                                                                                       ================     ================


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share data)

                                                                                          (unaudited)
                                                                                        October 31, 2002      January 31, 2002
                                                                                        ----------------      ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Accounts payable and accrued expenses, net of allowance for returns of $31,543
     and $38,527 at October 31, 2002 and January 31, 2002, respectively                 $         53,999      $         60,362
     Deferred income taxes                                                                            --                   953
     Current maturities of long-term debt (Note 4)                                                38,451                42,097
     Other current liabilities                                                                        24                    24
                                                                                        ----------------      ----------------
TOTAL CURRENT LIABILITIES                                                                         92,474               103,436
DEBT, LESS CURRENT MATURITIES (NOTE 4)                                                            18,727                15,578
OTHER LONG-TERM LIABILITIES                                                                          548                   329
                                                                                        ----------------      ----------------
TOTAL LIABILITIES                                                                                111,749               119,343
                                                                                        ================      ================

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par - shares authorized, 40,000,000; 18,349,445 issued and 18,249,445 outstanding at October 31, 2002 and 19,414,799 issued and
     18,288,679 outstanding at January 31, 2002                                                      184                   194
     Preferred Stock, $.01 par - shares authorized, 2,000,000; -0- issued and
     outstanding at October 31, 2002 and January 31, 2002                                             --                    --
     Additional paid-in-capital                                                                   97,277               103,386
                                                                                        ----------------      ----------------
     Total contributed capital                                                                    97,461               103,580
Accumulated other comprehensive (loss):
    Foreign currency translation                                                                    (255)                 (387)
Accumulated deficit                                                                              (46,214)              (51,666)
                                                                                        ----------------      ----------------
                                                                                                  50,992                51,527
Less:  Treasury Stock (100,000 and 1,126,120 shares at cost at October 31, 2002 and
January 31, 2002, respectively)                                                                     (567)               (6,486)
                                                                                        ----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                        50,425                45,041
                                                                                        ----------------      ----------------

                                                                                        $        162,174      $        164,384
                                                                                        ================      ================


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                                   Three Months Ended October 31,   Nine Months Ended October 31,
                                                                      2002                2001         2002                2001
                                                                   ----------          ----------   ----------          ----------
Revenues                                                           $   80,942          $   81,933   $  221,551          $  157,537
Costs of Revenues                                                      64,867              62,970      176,048             117,624
                                                                   ----------          ----------   ----------          ----------
Gross Profit                                                           16,075              18,963       45,503              39,913
Selling, General and Administrative Expense                            11,041              11,251       33,281              25,125
Amortization of Goodwill (Note 3)                                          --               1,687           --               3,739
Relocation Expenses                                                       614                  --        1,309                  --
                                                                   ----------          ----------   ----------          ----------
Operating Income                                                        4,420               6,025       10,913              11,049
                                                                   ----------          ----------   ----------          ----------
Other Income (Expense)
            Interest expense, net                                      (1,028)               (966)      (2,581)             (2,334)
            Other                                                         515                 (78)         284               1,927
                                                                   ----------          ----------   ----------          ----------
Total Other Income (Expense)                                             (513)             (1,044)      (2,297)               (407)
                                                                   ----------          ----------   ----------          ----------
Income Before Income Taxes                                              3,907               4,981        8,616              10,642
Income Tax Expense                                                      1,118               2,430        3,164               4,390
                                                                   ----------          ----------   ----------          ----------
Net Income                                                         $    2,789          $    2,551   $    5,452          $    6,252
                                                                   ==========          ==========   ==========          ==========


Earnings per Share - Basic                                         $     0.15          $     0.14   $     0.30          $     0.35
                                                                   ----------          ----------   ----------          ----------

Weighted Average of Shares Outstanding - Basic (Note 6)                18,212              18,234       18,220              17,805
                                                                   ----------          ----------   ----------          ----------

Earnings per Share - Diluted                                       $     0.15          $     0.14   $     0.29          $     0.35
                                                                   ----------          ----------   ----------          ----------

Weighted Average of Shares Outstanding - Diluted  (Note 6)             18,672              18,406       18,497              17,962
                                                                   ==========          ==========   ==========          ==========


                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     (unaudited)
                                                                  (in thousands)

                                                          Three Months Ended October 31,          Nine Months Ended October 31,
                                                             2002                2001                2002               2001
                                                          ----------          ----------          ----------         ----------
Net Income                                                $    2,789          $    2,551          $    5,452         $    6,252
Unrealized Loss on Available-for-Sale Securities,
  net of tax                                                                        (235)                                  (723)
Foreign Currency Translation Adjustment                            7                 (66)                132               (266)
                                                          ----------          ----------          ----------         ----------
Comprehensive Income                                      $    2,796          $    2,250          $    5,584         $    5,263
                                                          ==========          ==========          ==========         ==========


                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                                  (in thousands)


                                   Common Stock       Additional                  Other         Treasury Stock       Total
                              ---------------------   Paid - in   Accumulated  Comprehensive -------------------  Stockholders'
                                Shares      Amount     Capital      Deficit       (Loss)      Shares    Amount        Equity
                              ---------   ---------   ----------  -----------  ------------- --------- ---------  -------------
Balance, January 31, 2002        19,415   $     194   $ 103,386   $ (51,666)  $    (387)     (1,126)  $  (6,486)  $  45,041

Purchase of treasury stock                                                                     (100)       (465)       (465)

Retirement of treasury stock     (1,126)        (11)     (6,373)                              1,126       6,384          --

Foreign currency
   translation adjustment                                                           132                                 132

Other                                60           1         264                                                         265

Net income                                                            5,452                                           5,452
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance, October 31, 2002        18,349   $     184   $  97,277   $ (46,214)  $    (255)       (100)  $    (567)  $  50,425
                              =========   =========   =========   =========   =========   =========   =========   =========



                    See accompanying notes to consolidated financial statements.

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
                                                                  (in thousands)

Nine Months Ended October 31,                                                     2002             2001
                                                                                ----------      ----------

OPERATING ACTIVITIES
     Net income                                                                 $    5,452      $    6,252
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                              2,230           5,603
          Provision for losses on accounts receivable                                  589            (397)
          Deferred income taxes                                                       (659)            155
          Other                                                                       (216)            470
          Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                              9,939         (18,001)
             Decrease in inventories                                                   269           2,893
             Decrease in other assets                                                2,101           4,306
             (Decrease) increase in accounts payable and accrued expenses           (6,395)          7,780
                                                                                ----------      ----------
CASH PROVIDED BY OPERATING ACTIVITIES                                               13,310           9,061
                                                                                ==========      ==========

INVESTMENT ACTIVITIES
     Capital expenditures                                                           (3,809)         (2,582)
     Acquisition of The Interlink Companies, Inc., net of cash                          --         (13,623)
     acquired
     Acquisition of Innovative Metal Fixtures, Inc.                                 (2,014)             --
     Acquisition of intangible                                                      (2,000)             --
     Other                                                                              --             374
                                                                                ----------      ----------
CASH USED IN INVESTING ACTIVITIES                                                   (7,823)        (15,831)
                                                                                ==========      ==========

FINANCING ACTIVITIES
     Increase in checks issued against revolving credit facility                        --            (895)
     Borrowings under credit facility                                               (3,268)          9,890
     Payment of Notes Payable                                                       (3,756)             --
     Purchase of treasury stock                                                       (465)            (39)
     Other                                                                              60              --
                                                                                ----------      ----------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (893)          8,956
                                                                                ==========      ==========

INCREASE IN CASH                                                                     4,594           2,186

CASH, beginning of period                                                            2,943           1,085
                                                                                ----------      ----------

CASH, end of period                                                             $    7,537      $    3,271
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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The consolidated financial statements as of October 31, 2002 and for the three month and nine month periods ended October 31, 2002 and 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2002 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2002. The results of operations for the three month and nine month periods ended October 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

                                    October 31, 2002  January 31, 2002
                                    ----------------  ----------------
         Raw materials                 $    2,672       $    2,559
         Work-in-process                    2,749            1,754
         Finished goods:
           Fixtures                         1,193            1,790
           Magazine                        10,229           10,820
                                       ----------       ----------
                                       $   16,843       $   16,923
                                       ==========       ==========

The Company receives full-credit from the publisher for all undistributed and returned magazines.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS 141 as of July 1, 2001.

As of February 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets are no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

change in accounting principle. In connection with the adoption of SFAS 142, the Company has determined that there are no indications of goodwill impairment.

In accordance with SFAS 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on February 1, 2002.

A summary of the Company's intangible assets is as follows:

                                                       October 31, 2002     January 31, 2002
                                                       ----------------     ----------------
         Indefinite-lived Intangible Assets:
             Goodwill                                      $   44,839         $   42,769

         Amortizable Intangible Assets:
             Other                                              2,300                300
             Accumulated Amortization                            (337)              (192)
                                                           ----------         ----------
         Intangibles, net                                  $   46,802         $   42,877
                                                           ==========         ==========

For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three months and nine months ended October 31, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three months and nine months ended October 31, 2002 (in thousands).

                                                                     Three Months Ended            Nine Months Ended
                                                                         October 31,                   October 31,
                                                                    2002           2001           2002           2001
                                                                 ----------     ----------     ----------     ----------
         Reported Net Income                                     $    2,789     $    2,551     $    5,452     $    6,252
         Add Back: Goodwill Amortization, net of tax                     --          1,519             --          3,257
         Adjusted Net Income                                          2,789          4,070          5,452          9,509

         Reported Earnings Per Share - Basic                     $     0.15     $     0.14     $     0.30     $     0.35
         Reported Earnings Per Share -Diluted                          0.15           0.14           0.29           0.35

         Adjusted Earnings Per Share - Basic                     $     0.15     $     0.22     $     0.30     $     0.48
         Adjusted Earnings Per Share -Diluted                          0.15           0.22           0.29           0.47
                                                                 ==========     ==========     ==========     ==========

Amortization expense for the three months and nine months ended October 31, 2002 was $65 and $145 respectively. Amortization expense for each of the five succeeding years is estimated to be approximately $260.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                                               October 31,    January 31,
                                                                                  2002           2002
                                                                               -----------    -----------
       Revolving Credit Facility - Bank of America                             $   35,872     $   36,073

       Revolving Credit Facilities - Congress Financial Corporation                14,512         11,068

       Industrial Revenue Bonds                                                     4,000          4,000

       Notes payable to former owners of acquired company, currently
       being disputed by Company                                                    1,886          2,750

       Term loan - Congress Financial Corporation                                      --          2,778

       Note payable to former owner of acquired company                               200            400

       Other                                                                          708            606
                                                                               ----------     ----------

       Total Long-term Debt                                                        57,178         57,675

       Less current maturities                                                     38,451         42,097
                                                                               ----------     ----------

       Long-term Debt                                                          $   18,727     $   15,578
                                                                               ==========     ==========

On December 22, 1999, the Company entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all real and personal property of the Company excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.69% at October 31, 2002) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at October 31, 2002. Availability under the facility is limited by the Company's borrowing base calculation as defined in the agreement resulted in excess availability of $5.8 million at October 31, 2002.

The Company has Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford, Illinois issued $4.0 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America ("the Bank") has issued an unsecured letter of credit for $4.1 million in connection with the IRB. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into two credit facilities with Congress which expire on February 21, 2005. The agreements provide for maximum combined borrowings of $25 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at October 31, 2002. Availability under the facility is limited by the Company's borrowing base as defined by the agreement resulted in excess availability of $.3 million at October 31, 2002.

In connection with the acquisition of Interlink, the Company assumed debt to the former owners of IPD. The Company is currently disputing the remaining amounts owed and has commenced legal action requesting the court release the Company of any further obligation under these arrangements.

5. BUSINESS COMBINATIONS

On May 14, 2002 the Company (through its Aaron Wire subsidiary) acquired all of the assets of Innovative Metal Fixtures, Inc. for $2.6 million. Innovative Metal Fixtures, Inc. manufactures wire and metal fixture displays from manufacturing facilities in Vancouver, British Columbia.

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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Unaudited pro forma results of operations for the nine months ended October 31, 2001 for the Company and The Interlink Companies, Inc. are listed below (in thousands):

                                                                                        Nine months ended
                                                                                        October 31, 2001
                                                                                       ------------------
                    Total Revenues                       As reported                   $          157,735
                                                         Pro forma                                218,407
                    Net Income (Loss)                    As reported                                6,252
                                                         Pro forma                                (4,116)

                    Earnings Per Share
                         Basic                           As reported                   $             0.35
                         Diluted                         As reported                                 0.35
                         Basic                           Pro forma                                 (0.23)
                         Diluted                         Pro forma                                 (0.23)

6. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                   Three Months Ended          Nine Months Ended
                                                                       October 31,                October 31,
                                                                   2002          2001          2002          2001
                                                                 ---------     ---------     ---------     ---------
       Basic weighted average number of common shares
       outstanding                                                  18,212        18,234        18,220        17,805

       Effect of dilutive securities:
          Stock options and warrants                                   460           172           277           157
                                                                 ---------     ---------     ---------     ---------

       Diluted weighted average number of common shares
       outstanding                                                  18,672        18,406        18,497        17,962
                                                                 =========     =========     =========     =========

For the quarter ended October 31, 2002, stock options to purchase 2,373 shares and warrants convertible into 231 shares were excluded from the calculation of diluted income per share because their exercise/ conversion price exceeded the average market price of the common shares during the period.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

       Nine Months Ended October 31,                         2002            2001
                                                         -----------     -----------
       Interest                                          $     2,420     $     2,518

       Income Taxes                                      $     2,548     $       312
                                                         ===========     ===========


Other non-cash operating activities include the favorable settlement of a liability for approximately $600, which is included in other income (expense) net of related expenses.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8. SEGMENT FINANCIAL INFORMATION

The Company's segment reporting is based on the reporting of senior management to the Chief Executive Officer. This reporting combines the Company's business units in a logical way that identifies business concentrations and synergies for both analysis of results and real-time control by management.

The reportable segments of the Company are Magazine Distribution, In-Store Services, and Wood Manufacturing.

The Magazine Distribution segment derives revenues from (1) selling and distributing magazines to major book chains, independent retailers and secondary wholesalers throughout North America, (2) serving as secondary national distributor, and (3) providing return processing services to major book chains.

The In-Store Services segment derives revenues from (1) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers, (2) providing claim filing services related to rebates owed retailers from publishers or their designated agent, (3) designing, manufacturing, and invoicing participants in front-end fixture programs, and (4) shipping, installation and removal of front-end fixtures.

The Wood Manufacturing segment derives revenues from designing, manufacturing and installing high-end wood store fixtures.

The Company derives essentially all its revenues from North America. The Company purchases a portion of its magazines outside of North America.

The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies. All material inter-segment sales during the quarters or nine month periods ended October 31, 2002 or 2001 have been eliminated. The In-Store Services segment's "Selling, General & Administrative" expense includes the majority of corporate overhead and the related corporate assets and expenditures.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Segment data (in thousands):

                                                                     Magazine        In-Store       Wood
                                                                   Distribution      Services   Manufacturing   Consolidated
                                                                   ------------      --------   -------------   ------------
Three Months Ended October 31, 2002

Revenue                                                              $  57,562      $  18,462     $   4,918     $  80,942
Cost of Revenue                                                         48,732         11,664         4,471        64,867
                                                                     ---------      ---------     ---------     ---------
Gross Profit                                                             8,830          6,798           447        16,075
Selling, General & Administrative                                        6,012          4,630           399        11,041
Relocation Expense                                                          44            570            --           614
                                                                     ---------      ---------     ---------     ---------

Operating Income                                                     $   2,774      $   1,598     $      48     $   4,420
                                                                     =========      =========     =========     =========

Total Assets                                                         $  39,817      $ 102,630     $  19,728     $ 162,175
                                                                     =========      =========     =========     =========

                                                                     Magazine        In-Store       Wood
                                                                   Distribution      Services   Manufacturing   Consolidated
                                                                   ------------      --------   -------------   ------------

Three Months Ended October 31, 2001

Revenue                                                              $  56,007      $  19,893     $   6,033     $  81,933
Cost of Revenue                                                         48,497          9,515         4,958        62,970
                                                                     ---------      ---------     ---------     ---------
Gross Profit                                                             7,510         10,378         1,075        18,963
Selling, General & Administrative                                        6,407          4,484           360        11,251
Amortization of Goodwill                                                   911            690            86         1,687
                                                                     ---------      ---------     ---------     ---------

Operating Income                                                     $     192      $   5,204     $     629     $   6,025
                                                                     =========      =========     =========     =========
Total Assets                                                         $  81,900      $ 129,001     $  30,511     $ 241,412
                                                                     =========      =========     =========     =========

                                                                     Magazine        In-Store       Wood
                                                                   Distribution      Services   Manufacturing   Consolidated
                                                                   ------------      --------   -------------   ------------

Nine Months Ended October 31, 2002

Revenue                                                              $ 161,164      $  45,531     $  14,856     $ 221,551
Cost of Revenue                                                        137,540         26,161        12,347       176,048
                                                                     ---------      ---------     ---------     ---------
Gross Profit                                                            23,624         19,370         2,509        45,503
Selling, General & Administrative                                       17,667         14,354         1,260        33,281
Relocation Expense                                                          43          1,266            --         1,309
                                                                     ---------      ---------     ---------     ---------

Operating Income                                                     $   5,913      $   3,750     $   1,249     $  10,913
                                                                     =========      =========     =========     =========

                                                                     Magazine        In-Store       Wood
                                                                   Distribution      Services   Manufacturing   Consolidated
                                                                   ------------      --------   -------------   ------------

Nine Months Ended October 31, 2001

Revenue                                                              $  92,122      $  50,971     $  14,444     $ 157,537
Cost of Revenue                                                         79,924         25,395        12,305       117,624
                                                                     ---------      ---------     ---------     ---------
Gross Profit                                                            12,198         25,576         2,139        39,913
Selling, General & Administrative                                       11,066         12,945         1,114        25,125
Amortization of Goodwill                                                 1,471          2,011           257         3,739
                                                                     ---------      ---------     ---------     ---------
Operating Income                                                     $    (339)     $  10,620     $     768     $  11,049
                                                                     =========      =========     =========     =========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the results of operations or financial position of the Company.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement was adopted by the Company effective February 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds, amends, or makes various technical corrections to certain existing authoritative pronouncements. SFAS 145 is effective of financial statements issued on after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the impact this statement will have on the Company's results of operations or financial position. Specifically, the impact this pronouncement will have on the Company's decision to consolidate its operations in Bonita Springs, Florida.

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

OVERVIEW

We are a leading provider of information and management services to U.S. and Canadian retailers, magazine publishers and product manufacturers. Our products focus primarily on the retail sale of magazines, especially at the check-out lane.

We are the leading direct-to-retail distributor of magazines to bookstore chains, record stores, computer stores and independent retailers, and a national distributor to the secondary wholesale channel. We are unique in the magazine industry in that we utilize express common carrier to deliver our products from our nine strategically located distribution centers directly to retail. The location of our distribution centers allows us to service national retailers with next day or second day service anywhere in the North America. This model allows us to serve national retailers without significant capital investment and leverages our expertise of managing magazine inventory levels at retail with the common carrier's expertise of managing logistics.

Through our information products, we provide retailers and publishers sales data, product placement and other related information over the Internet. This information helps users to formulate marketing, and distribution plans and to react more quickly to changing market conditions. We believe we maintain the most comprehensive information database available for retail magazine sales and magazine placement at checkout counters including the only source of daily point-of-sale data.

We are the leading designer and manufacturer of front-end display fixtures used by retailers. We assist retailers in increasing sales and incentive payment revenues by designing front-end display fixtures, supervising installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We are a full-service provider of management services for the checkout area, or "front-end," of a customer's store. We have the ability to design, manufacture and install front-end fixtures which maximize our clients' merchandising strategies and profit generated from the most valuable space in their store.

Our segment reporting is structured based on the reporting of senior management to the Chief Executive Officer. Our reportable segments are Magazine Distribution, In-Store Services and Wood Manufacturing.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (all discussion of results is in thousands):

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
  MAGAZINE DISTRIBUTION                               OCTOBER 31,                 OCTOBER 31,
                                                ----------------------      ----------------------
                                                  2002          2001          2002          2001
                                                --------      --------      --------      --------
  Revenues                                      $ 57,562      $ 56,007      $161,164      $ 92,122
  Cost of Revenues                                48,732        48,497       137,540        79,924
                                                --------      --------      --------      --------
      Gross Profit                                 8,830         7,510        23,624        12,198
  Selling, General and Administrative Expense      6,012         6,407        17,667        11,066
  Amortization of Goodwill                            --           911            --         1,471
  Relocation Expenses                                 44            --            44            --
                                                --------      --------      --------      --------
      Operating Income (Loss)                   $  2,774      $    192      $  5,913      $   (339)
                                                ========      ========      ========      ========

  Gross Profit Margin                               15.4%         13.4%         14.7%         13.2%
  Operating Profit Margin                            4.8%          0.3%          3.6%         (0.4)%
                                                ========      ========      ========      ========


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
  IN-STORE SERVICES                                   OCTOBER 31,                OCTOBER 31,
                                                ----------------------      ----------------------
                                                  2002          2001          2002          2001
                                                --------      --------      --------      --------
  Revenues                                      $ 18,462      $ 19,893      $ 45,531      $ 50,971
  Cost of Revenues                                11,664         9,515        26,161        25,395
                                                --------      --------      --------      --------
      Gross Profit                                 6,798        10,378        19,370        25,576
  Selling, General and Administrative Expense      4,630         4,484        14,354        12,945
  Amortization of Goodwill                            --           690            --         2,011
  Relocation Expenses                                570            --         1,265            --
                                                --------      --------      --------      --------
      Operating Income                          $  1,598      $  5,204      $  3,751      $ 10,620
                                                ========      ========      ========      ========

  Gross Profit Margin                               36.8%         52.2%         42.5%         50.2%
  Operating Profit Margin                            8.7%         26.2%          8.2%         20.9%
                                                ========      ========      ========      ========


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
  WOOD MANUFACTURING                                  OCTOBER 31,                OCTOBER 31,
                                                ----------------------      ----------------------
                                                  2002          2001          2002          2001
                                                --------      --------      --------      --------
  Revenues                                      $  4,918      $  6,033      $ 14,856      $ 14,444
  Cost of Revenues                                 4,471         4,958        12,347        12,305
                                                --------      --------      --------      --------
      Gross Profit                                   447         1,075         2,509         2,139
  Selling, General and Administrative Expense        399           360         1,260         1,114
  Amortization of Goodwill                            --            86            --           257
                                                --------      --------      --------      --------
      Operating Income                          $     48      $    629      $  1,249      $    768
                                                ========      ========      ========      ========
  Gross Profit Margin                                9.1%         17.8%         16.9%         14.8%
  Operating Profit Margin                            1.0%         10.4%          8.4%          5.3%
                                                ========      ========      ========      ========

MAGAZINE DISTRIBUTION

The Magazine Distribution segment consists of companies acquired in May 2001. Our magazine distribution business is operated from our administrative offices in San Diego, California. We operate 9 distribution centers strategically located throughout the United States. We also serve as a secondary national distributor, which is managed from both our San Diego and New York City offices.

The Magazine Distribution segment accounted for 62.8% of consolidated operating income for the quarter-ended October 31, 2002 and 54.2% of consolidated operating income for the nine month period ended October 31, 2002.

Revenues

Revenues for the quarter-ended October 31, 2002 increased $1,555 (2.8%) compared to the third quarter of fiscal 2002.

The increase in revenues is primarily attributed to an increase in our direct wholesale distribution division's gross distribution of $1,064 and an increase in the estimated net sell-through (after reserving for returns) of 1.7%, which translates into $1,197 of addition net revenues. This increase in gross distribution resulted from an increase in the number of retail stores we service and an increase in the number of publishers (i.e., titles) we distribute to our customer base. Our customer base generally concentrates new store openings in our third and fourth fiscal quarter. Store openings in 2002 included certain stores delayed from 2001 due to uncertain economic conditions caused by the events on September 11. The increase was partially offset by our decision to decrease initial distribution into existing stores, which has the effect of decreasing gross distribution but at the same time improving sell-through.
Our comparable quarter of the prior year also included special one-time distribution related to the events of September 11, which for the most part were not repeated in 2002.

The increase in our wholesale business was partially off-set by a decrease in our national distribution business. The decrease is indicative of both an overall decline in this market as well as a strategic decision to focus management efforts on our direct wholesale distribution business.

Finally, we experienced a $600 increase in our magazine distribution services, which consists of providing backroom return processing to retail chains and the direct distribution of other company's products (primarily magazines) through our distribution centers.

Revenues for the nine month period-ended October 31, 2002 increased $69,042 (75.0%) compared to the corresponding nine month period of the prior year.

The increase was attributable to both the factors described above and the additional four months of operations.

Gross Profit

Gross profit for the third quarter improved $1,320 (17.6%) compared to the third quarter of fiscal 2002. Gross profit percentage improved to 15.4% from 13.4%. The increase resulted both from the increase in net revenues as well as an improvement in our gross profit margin.

Gross profit is impacted by the mix of the magazines distributed during the quarter (we receive a higher discount from cover price on some titles compared to others) and our ability to maximize sell-through, which minimizes the cost of shipping and handling magazines that are never sold and eventually returned to us.

We increased the number of publishers (titles) including foreign publishers, which generally have higher cover prices, sell-through and profit margins resulting in higher gross profit than mainstream titles. In addition, we have been able to negotiate more favorable terms from our suppliers and our increased volume allows us to qualify for a lower freight rate from our common carrier. Finally, we have reconfigured our magazine distribution network to maximize shipping efficiency and minimize our freight costs, which has resulted in lower per unit shipping costs. We continue to work closely with our common carrier to create a magazine distribution network that interacts seamlessly with their distribution system and anticipate continued progress in this area.

Gross profit for the nine month period-ended October 31, 2002 increased $11,426 compared to the comparable nine month period of the prior year. Gross profit percentage improved to 14.7% from 13.2%.

The increase was attributable to both the factors described above and the additional four-months of operations.

Selling, General and Administrative Expense ("SG&A")

SG&A expenses for the quarter-ended October 31, 2002 decreased $395 compared to the third quarter of fiscal 2002.

The decrease is primarily attributable to our decision to consolidate the management of our direct wholesale division and our secondary national distribution business in one location (San Diego). The consolidation of operations allowed for a decrease in the number of employees, especially executive level employees, and administrative overhead. The decrease was also impacted by our ability to lease new office space in San Diego under favorable leasing conditions.

SG&A expenses for the nine month period ended October 31, 2002 increased $6,601 compared to the comparable nine month period of the prior fiscal year due to the additional four months of operations partially offset by the efficiencies described above.

Relocation Expenses

We are in the process of consolidating certain operations in Bonita Springs, Florida. Resulting costs consist of the costs of relocating employees and closing existing facilities. The magazine distribution segment is the last to be relocated and as a result expenses are not yet significant. We anticipate some of these costs will be expensed in the fourth quarter and will have a significant impact on the results of operations that quarter.

IN-STORE SERVICES

Our In-Store Services segment consists of our front-end management products including our information products. Our front-end products are a suite of products related to the front-end (or more commonly known as the checkout lane of retail stores). These products range from the filing of rebate claims with publishers of magazines who desire front-end placement to the design, manufacture, removal of existing, and installation of the new front-end fixtures. Our information products consist of multiple databases with information related to the sale of products and the front-end. The segment also includes most corporate overhead functions, which comprise the majority of the segment's SG&A expenses.

In-Store Services accounted for 36.2% of consolidated operating income for the quarter-ended October 31, 2002 and 34.4% of consolidated operating income for the nine month period ended October 31, 2002.

Revenues

In-Store Services revenues for the third quarter decreased $1,431 (7.2%) compared to the third quarter of fiscal 2002.

The decrease is primarily attributable to a significant decrease in revenue generated from the design, manufacture and shipping of front-end fixtures in the United States. The decrease in revenue occurred despite a significant increase in the number of fixtures sold during the quarter compared to the prior year. We attribute the overall decrease in price to an extremely competitive marketplace and the decision we made to match our competitors pricing in order to maximize our percentage of the overall market. Our primary competitor does not have the same scope of products as we have and compete primarily on price. We consider the pricing in this quarter to be an anomaly and anticipate pricing to return to more normalized levels in the future.

The decrease in revenue from the design, manufacture, shipping and removal was partially offset by an increase in revenues generated from installation, which is a service that did not generate significant revenues in the third quarter of the prior year. In addition, the decrease in revenue was partially offset by an increase in Canadian manufacturing revenue as a result of our recent acquisition and a small increase in revenues related to the sale of information and claim filing.

In-Store Services revenues for the nine-months ended October 31, 2002 decreased $5,440 (10.7%) compared to nine month period ended October 31, 2002.

The decrease is primarily attributable to the factors described above related to the revenues generated from the design, manufacture and shipping of front-end fixtures in the United States partially offset by a significant increase in Canadian manufacturing revenue as a result of our recent acquisition and revenues generated from our installation service.

We also experienced a decrease in claiming revenue due to a decrease in claims filed under our Advance Pay program and a very small (approximately 1%) decrease in our average commission generated from those claims. Both decreases were caused by our acquisition of IPD, which is one of the Interlink Companies, and a significant customer of our Advance Pay program before the acquisition. IPD continues to file claims related to their sale of magazines but all revenue from those claim filings is eliminated in consolidation.

Gross Profit

Gross profit in the third quarter decreased $3,580 compared to the third quarter of fiscal 2002. The gross profit margin decreased to 36.8% from 52.2%.

The decrease is attributable to the decrease in the pricing of the fixtures partially offset by spreading the overhead costs of our factories over a larger number of fixtures. We also did not experience the efficiencies we had anticipated from the greater volume due to overtime pay and the inefficiencies and cost of manufacturing 24 hours a day/ 7 days a week in order to meet customer delivery schedules (retailers generally desire delivery and installation before the holiday season).

Gross profit for the nine months ended October 31, 2002 decreased $6,206 compared to the comparable nine month period of the prior fiscal year. The gross profit margin decreased to 42.5% from 50.2%.

The decrease for the nine month period is not as significant as the decrease in the third quarter because the issues impacting the third quarter were not prevalent in the other six months.

Selling, General and Administrative Expense ("SG&A")

SG&A expenses for the quarter-ended October 31, 2002, excluding relocation costs and amortization of goodwill, increased $146 (3.3%) compared to the third quarter of fiscal 2002.

The increase in SG&A was due primarily to duplicative rents paid on facilities in Bonita Springs, St. Louis, MO and New York City. As part of our relocation process, we are currently evaluating possible scenarios with respect to facility utilization.

SG&A expenses for the nine month period-ended October 31, 2002 increased $1,424 (11.1%) compared to the comparable nine month period of the prior fiscal year.

The increase is due to the factors described above as well as an increase in corporate overheads (professional fees, insurance, etc.) and marketing expenses consistent with the growth of the overall business. The prior nine-month period only included four months of operations of our Magazine Distribution segment, which gave rise to most of these costs.

Relocation Expenses

We are in the process of consolidating certain operations in Bonita Springs, Florida. These costs consist of the costs of relocating employees and closing existing facilities. The segment, which includes our corporate overhead functions, was the first to be relocated. We anticipate some of these costs will be expensed in the fourth quarter and will have a significant impact on the results of that quarter.

WOOD MANUFACTURING

The Wood Manufacturing segment manufactures high-end wood retail display fixtures from three manufacturing facilities located in Nevada, Illinois and North Carolina. The location of the facilities provides the necessary coverage to service national retailers. The majority of the segment's revenue is derived from one large national bookstore chain. The segment's financial performance is highly reliant on that customer's store opening and capital expenditure plans.

Wood Manufacturing accounted for 1.1% of consolidated operating income for the quarter-ended October 31, 2002 and 11.4% of consolidated operating income for the nine month period ended October 31, 2002.

Revenue

Wood Manufacturing revenues in the third quarter decreased $1,115 (18.5%) compared to the third quarter of fiscal 2002.

The decrease in revenues is primarily attributable to the timing of production of orders for our largest customer. Generally, we receive orders with significant lead times, produce the fixtures to maximize the efficiencies of our factories, and then store them for the customer until delivery is requested.

Wood Manufacturing revenues for the nine month period ended October 31, 2002 increased $412 (2.9%) compared to the comparable period of the prior fiscal year. The increase for the nine month period was not significant.

Gross Profit

Gross profit in the third quarter decreased $628 compared to the third quarter of fiscal 2002. The gross profit margin decreased to 9.1% from 17.8%.

The decrease in the gross profit margin resulted from the lower production, which causes fixed factory expenses to be spread-out over fewer fixtures.

Gross profit for the nine month period ended October 31, 2002 increased $370 compared to the comparable period of fiscal 2002. The gross profit margin increased to 8.4% from 5.3%.

Selling, General and Administrative Expense ("SG&A")

SG&A expenses for the quarter increased $39 (10.8%) compared to the third quarter of fiscal 2002.

SG&A expenses for the nine month period-ended October 31, 2002 increased $146 (13.1%) compared to the comparable nine month period of the prior fiscal year.

Both the quarter and nine month increases relate primarily to an increase in rent associated with our Nevada facility.

INTEREST EXPENSE

Interest expense for the quarter ended October 31, 2002 increased $62 compared to the quarter ended October 31, 2001.

Interest expense for the nine month period ended October 31, 2002 increased $247 compared to the comparable period of the prior year.

The increase was primarily due to an increase in borrowings related to the acquisition of Interlink, which affected only five of the nine months in the comparable period. The increase was partially offset by an improving interest rate environment for our variable rate loans.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful. Other income in the current period related primarily to the favorable settlement on an outstanding liability. Other income in the corresponding nine month period of the prior year related to life insurance proceeds.

INCOME TAX EXPENSE

The effective income tax rates for the quarters ended October 31, 2002 and 2001 were 28.6% and 48.8%, respectively. The effective income tax rates for the nine months ended October 31, 2002 and 2001 were 36.7% and 41.3%, respectively.

The effective income tax rate varied from the federal statutory rate due to the Company's effective state income taxes, expenses not deductible for income tax purposes and income not included in taxable income. These non-deductible expenses include a portion of meals and entertainment and officers' life insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the Magazine Distribution segment are the cost of the periodicals and the cost of labor and overhead associated with our distribution centers.

Our primary cash requirements for the In-Store Product segment are for purchasing materials and the cost of labor incurred in the production of front-end displays, funding corporate overhead, the cost of labor incurred in providing our claiming, design and information services and funding our Advance Pay Program.

Our primary cash requirements for the Wood Manufacturing segment are for purchasing materials and the cost of labor incurred in the manufacturing process.

Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

Net cash provided by operating activities of $13,310 for the nine months ended October 31, 2002 was primarily from net income, non-cash expenditures such as depreciation, and a significant decrease in accounts receivable. These cash providing activities were offset by a significant reduction in accounts payable.

The decrease in accounts receivable relates to our new procedures for filing rebate claims with certain large publishers and the significant decrease in receivables related to front-end fixture programs.

The new claim filing process provides the publishers with the necessary information in an electronic format that allows for quicker processing. As a result of this new process, claims outstanding related to our Advance Pay program decreased compared to the prior fiscal year-end, without a significant decrease in either the number or amount of claims filed. Unpaid Publisher claims for our Advance Pay program and standard claim program equal approximately one quarter's claim filings. However, this does not equate to 90 days sale outstanding because the claims are not filed uniformly over the quarter but almost entirely in the last month of the quarter.

The decrease in receivables related to front-end fixture programs relates primarily to the timing of payments by significant participants of cost-shared front-end fixture programs.

Improved cash flow in our Magazine Distribution segment allowed for a significant reduction in accounts payable. We believe that we are now current with all our publishers, which has significantly improved our relationship with the publishing community and allowed us to expand our business with those publishers.

At October 31, 2002, we anticipate capital expenditures during the remainder of fiscal 2003 of less than $500. Our borrowing agreements limit the amount we can expend in any fiscal year.

At October 31, 2002, our total long-term debt obligations were $57,178, excluding outstanding letters of credit. Long-term debt consists of our revolving credit facility with Bank of America that we use to fund our In-Store Services and Wood Manufacturing segments, our revolving credit facilities with Congress Financial Corporation that we use to fund our Magazine Distribution segment, and a Industrial Revenue Bond connected to our front-end fixture manufacturing facility in Illinois.

The credit agreement enables us to borrow up to $46 million under a revolving credit facility subject to limits set by periodic borrowing base calculation. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.69% at October 31, 2002) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. The excess availability at October 31, 2002 on the revolving credit facility was approximately $6 million. The facility expires in August 2003 and as such is included in current maturities of long-term debt.

Under the credit agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios, (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock and (iii) limitations on capital expenditures. Under the credit agreement, we are required to maintain certain financial ratios. We were in compliance with all such ratios at October 31, 2002.

In connection with the acquisition of MYCO, Inc., the Company assumed MYCO's Industrial Revenue Bonds (IRB). On January 30, 1995, the City of Rockford issued $4 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. Bank of America, N.A. ("the Bank") has issued an unsecured letter of credit for $4 million in connection with the IRB with an initial expiration date of April 20, 2001. The letter of credit reduces our availability under our facility. The bonds are secured by the trustee's indenture and the $4.1 million letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

On February 22, 2001, IPD and Deyco (now our wholly-owned subsidiaries) entered into two credit agreements with Congress Financial Corporation ("Congress"). The agreements provide for maximum combined borrowings of $25 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit facility bear interest at a rate equal to 0.25% in excess of the prime rate. The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. The facilities are not secured beyond the divisional level. The facilities require the divisions to maintain certain combined financial ratios. The Company was in compliance with all such ratios at October 31, 2002.

At October 31, 2002, we calculated our working capital, excluding our revolving credit facility with Bank of America, to be $30,937 compared to $28,147 at January 31, 2002.

We believe that our cash flow from operations together with our revolving credit facilities will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future. At this time, we believe we will be able to extend or replace the Bank of America credit facility, which expires August 1, 2003, at terms consistent with the existing facility. However, there are many factors that could have a significant impact on the overall credit markets, which could have an adverse impact on the Company's financial condition.

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the results of operations or financial position of the Company.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supercedes SFAS No.

121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Effects of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves other implementation issues related to SFAS 121. This statement was adopted by the Company effective February 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds, amends, or makes various technical corrections to certain existing authoritative pronouncements. SFAS 145 is effective of financial statements issued on after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the impact this statement will have the Company's results of operations or financial position. Specifically, the impact this pronouncement will have on the Company's decision to consolidate its operations in Bonita Springs, Florida.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates primarily to credit facilities with Bank of America, N.A. and IPD and Deyco's facilities with Congress Financial Corporation.

The credit facility with Bank of America has an outstanding principal balance of approximately $35.9 million as of October 31, 2002. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement.

In order to better manage our exposure to interest rate risk, in February 2001 we entered into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At October 31, 2002 the fair value of the swap is recorded in accrued expenses. The change in the fair value of the swap is recorded in other income (expense).

The two credit facilities with Congress are secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The revolving credit facilities had a combined outstanding principal balance of approximately $14.5 million at October 31, 2002. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately 1.76% and 1.56% of our quarter and nine month revenues, respectively. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our purchase of magazines from foreign publishers. These magazines are purchased in Euros and sold in the United States in local currency. A significant change in the relative strength of the US $ could have a significant impact on the sales of these magazines at retail.

We do not conduct any significant hedging activities related to foreign currency.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on the evaluation of such controls and procedures within 90 days prior to the date thereof.

         In reaching this conclusion, the Company's Chief Executive and Chief Financial Officer considered the impact of the unexpected departure of the Company's prior Chief Financial Officer and Corporate Controller and the inability of the Company to perform comprehensive exit interviews of these two employees who performed key internal control functions. The Company does not believe that their departure was in any way related to concerns regarding the accounting policies and procedures of the Company.

         In addition, the Company's Chief Executive Officer and Chief Financial Officer considered the recommendations of the Company's external auditors made during the prior fiscal year's audit, which identified two material weaknesses in internal control. The Company has implemented corrective actions to address the material weaknesses identified.

(b)      Changes in Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any corrective actions with regard to significant deficiencies or material weaknesses since that date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the quarter ended October 31, 2002.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

              See Exhibit Index.

(b)      Reports on Form 8-K.

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOURCE INTERLINK COMPANIES, INC.


Date:  December 18, 2002                    /s/ MARC FIERMAN
                                            ----------------
                                            Marc Fierman
                                            Chief Financial Officer

I, S. Leslie Flegel, certify that:

1. I have reviewed this Form 10-Q for the Quarter ended October 31, 2002 of Source-Interlink Companies, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"; and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002

                                       /s/ S. Leslie Flegel
                                       -----------------------------------
                                       S. Leslie Flegel
                                       Chairman and Chief Executive Officer

I, Marc Fierman, certify that:


1. I have reviewed this Form 10-Q for the Quarter ended October 31, 2002 of Source-Interlink Companies, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"; and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002
                                                     /s/ Marc Fierman
                                                     ---------------------------
                                                     Marc Fierman
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
10.1              Bank of America Extension Amendment and Waiver Agreement dated
                  August 30, 2002.

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


29