Form 10-K
period 2003-01-31
SOURCE INTERLINK COMPANIES INC
filed 2003-05-01
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934. For the fiscal year ended January 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___ to ___.

Commission file number 1-13437

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           MISSOURI                                       43-1710906
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

27500 RIVERVIEW CENTER BLVD., SUITE 400
       BONITA SPRINGS, FLORIDA                               34134
(Address of Principal Executive Offices)                   (Zip Code)

                                 (239) 949-4450
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
          -------------------                          -------------------

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK $0.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Source Interlink Companies, Inc. (the "Company") was approximately $61,919,572 based on the last sale price of the Common Stock reported by the Nasdaq National Market on July 31, 2002 (the last day of the Company's most recently completed second fiscal quarter). At April 18, 2003, the Company had outstanding 18,261,966 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Source Interlink Companies, Inc. Annual Meeting of Shareholders to be held on July 22, 2003 are incorporated by reference into Part III of this Annual Report to the extent described in Part III hereof.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                      PART I

ITEM 1.    Description of Business                                                     1

ITEM 2.    Description of Property                                                     5

ITEM 3.    Legal Proceedings                                                           5

ITEM 4.    Submission of Matters to a Vote of Security Holders                         5

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters                    6

ITEM 6.    Selected Financial Data                                                     7

ITEM 7.    Management's Discussion and Analysis of Financial Condition                 7
           and Results of Operations

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk                 19

ITEM 8.    Consolidated Financial Statements                                          19

ITEM 9.    Changes In and Disagreements with Accountants on                           19
           Accounting and Financial Disclosure

                                    PART III

ITEM 10.   Directors, Executive Officers, Promoters and Control Persons;              20
           Compliance with Section 16(a) of the Exchange Act

ITEM 11.   Executive Compensation                                                     20

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management             20
           And Related Stockholder Matters

ITEM 13.   Certain Relationships and Related Transactions                             20

ITEM 14.   Controls and Procedures                                                    21

                                     PART IV

ITEM 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K            22

Some of the information contained in this Form 10-K contains forward-looking statements within the meaning of the federal securities laws. When used in this report, the words "may," "will," "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve certain risks and uncertainties, our actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to: (i) our dependence on the marketing and distribution strategies of publishers and other vendors; (ii) our ability to access checkout area information; (iii) risks associated with our Advance Pay Program,; (iv) demand for our display store fixtures; (v) our ability to successfully implement our growth strategy; (vi) competition; (vii) our ability to effectively manage our expansion; (viii) general economic and business conditions nationally, in our markets and in our industry; (ix) our ability to maintain adequate financing on acceptable terms sufficient to achieve our business plan; (x) our ability to successfully integrate acquired companies with and into our corporate organization, and (xi) our ability to attract and/or retain skilled management. Investors are also directed to consider other risks and uncertainties discussed in other reports previously and subsequently filed by us with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

1.       DESCRIPTION OF THE BUSINESS

Our company is a leading provider of marketing services to producers, distributors and retailers of magazines, confections and general merchandise, and the largest direct-to-retail magazine distributor servicing specialty retailers in North America. We are also a leading marketer of magazines, confections and general merchandise sold at the front-end of retail stores.

Our business has been built on three complementary operating units. The Magazine Distribution group distributes magazines to specialty retailers utilizing proprietary information systems to assist retailers with magazine selection and procurement. In addition, we provide fulfillment services to third parties for a fee. Our fulfillment services consist of us providing shipping and handling services to other wholesalers for either a per-unit or per-pound fee. Our In-Store Service group combines display fixture design and production capabilities, supported by standard-setting information services, to offer our clients, both retailers and vendors, more efficient, profitable merchandising. In addition, we provide critical sales information on more than 10,000 magazine titles to assist our clients in making strategic marketing, distribution and advertising decisions affecting some of the most valuable space in any retail store, its checkout area. In-Store Services also assists retailers in claiming rebates earned on the placement and sale of magazines. Our Wood Manufacturing group designs and manufactures custom wood displays and store fixtures to complement the wire and metal displays and store fixtures offered by our In-Store Services group.

We believe that we derive synergistic benefits from the breadth of our product and service offerings and our multi-faceted relationships with retailers and product vendors. The following summarizes the various business groups.

MAGAZINE DISTRIBUTION

In Spring 2001, we established our Magazine Distribution group with the acquisition of the Interlink Companies, a group of affiliated specialty magazine distributors. This strategic acquisition provided a platform from which we intend to offer an expanding list of merchandise and services to retailers, including those currently served by our In-Store Services and Wood Manufacturing groups, who are underserved by existing distribution channels and to merchandise vendors who find it difficult to adequately service certain classes of retailers.

The Magazine Distribution group accounted for approximately 72.9% of our fiscal 2003 revenues, 65.6% of our fiscal 2002 revenues and 0.0% of our fiscal 2001 revenues.

To meet the needs of our clients, our Magazine Distribution group presently offers three levels of service.

Traditional Fulfillment

Our traditional fulfillment service functions in a manner similar to traditional specialty distributors. We purchase magazines, from publishers of more than 3,500 titles, which are typically fully returnable. Merchandise is received in bulk at our regionally located distribution centers. Using our proprietary order management and just-in-time replenishment system, our employees fulfill the merchandise orders and ship the required merchandise by third party carrier directly to individual retail outlets. To further enhance the efficiency and efficacy of our fulfillment service, we upgraded our distribution centers with a state-of-the-art order regulation system.

Wholesale Fulfillment

Developed to assist traditional distributors, our wholesale fulfillment service facilitates the satisfaction of the magazine procurement needs of lower volume or geographically isolated retailers by arranging for magazines to be shipped in bulk from the publisher's printers directly to the wholesaler.

Back Room Management

We developed our back room management services as a means of permitting publishers and traditional distributors to access our proprietary order management and just-in-time replenishment system. In essence, we are engaged by publishers and traditional distributors to act as their order fulfillment and shipping agent. Rather than purchasing merchandise, our back room management clients furnish merchandise to us that we then package into individual orders and ship directly to individual retail outlets. We also serve as a returns processor for many of our retailer customers. This service consists of counting covers of unsold magazines and preparing return forms required by wholesalers to obtain credit.

IN-STORE SERVICES

The In-Store Services group accounted for approximately 21.1% of our fiscal 2003 revenues, 26.9% of our fiscal 2002 revenues and 73.3% of our fiscal 2001 revenues, by providing a variety of services to the magazine retailing industry, the more important of which are described below:

Claim Submission Services

Claim submission services have been the historical core of our business. U.S. and Canadian retailers engage our In-Store Services group to accurately monitor, document, claim and collect magazine publisher incentive and pocket rental payments. Incentive payments consist of cash rebates offered to retailers by magazine publishers equal to a percentage of magazine sales. Pocket rental payments are made by magazine publishers to retailers for providing a specific pocket size and location on a display fixture. Our services are designed to relieve our clients of the substantial administrative burden associated with documenting, verifying and collecting their payments claims, and to increase the amounts recovered on the retailer's claims.

Advance Pay Program

We established our Advance Pay Program as an enhancement to our claim submission services. Typically, retailers are required to wait for approximately nine months to receive payments on their claims for incentive rebates and pocket rental fees. We improve the retailer's cash flow by advancing a negotiated fixed percentage of the incentive and pocket rental claims filed by us on their behalf within a contractually agreed upon period after the end of each quarter.

Information Products

In connection with our claim submission services, we gather extensive information on magazine sales, pricing, new titles, discontinued titles and display configurations on chain-by-chain and even store-by-store basis. As a result, we are able to furnish our clients with reports of total sales, sales by class of trade and sales by retailer sales, as well as reports of unsold magazines and total sales ranking. Our newest product, the Cover Analyzer, permits subscribers to determine the effectiveness of particular magazine covers on sales for the 300 top selling titles in the United States. Our ICN website gives subscribers the capability to react more quickly to market changes, including the ability to reorder copies of specific issues, track pricing information, to introduce new titles, and act on promotions offered by publishers. Publishers also use ICN to promote special incentives and advertise and display special editions, new publications and upcoming covers. We have supplemented our own data with data provided under agreements with Barnes & Noble, Inc., AC Nielsen, the world's leading market research firm, and Efficient Market Services, a privately held consumer-information company.

Front-End Management

Our extensive informational resources and experience in claim submission enable us to assist retailers by managing the design and configuration of the checkout area to increase sales and incentive payment revenues. Our services in this regard frequently include designing front-end display fixtures, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We may also help our retailer clients to develop specialized marketing and promotional programs, which may include, for example, special mainline or checkout displays and cross-promotions of magazines and products of interest to the readers of these magazines.

Front-End and Point-of-Purchase Display Fixtures

To provide our clients with greater efficiency during implementation of a checkout area merchandising program, we acquired the capacity to design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers. Clients seeking to optimize revenue from the checkout area perceive our experience in managing Front-End programs supported by our informational services as valuable. In addition, we believe that our control over the design and manufacture of display fixtures increases our ability to incorporate features that facilitate information gathering supporting our information services. Raw materials used in manufacturing our fixtures include wire, powder coating, metal tubing and paneling, all of which are readily available from multiple sources.

The productivity of our In-Store Services group is partially dependent on proprietary software programs developed by our staff programmers with the assistance of outside consultants. Portions of the programs are licensed from an unaffiliated third party that also participated in the design of our system. To protect our rights, we have applied for patent and copyright protection in connection with our ICN and PIN products.

WOOD MANUFACTURING

In the fall of 1999, our Wood Manufacturing group was established with the acquisition of two manufacturers of custom wood store fixtures and displays demanded by bookstore chains, discount stores, department stores and certain niche retailers. The Wood Manufacturing group accounted for approximately 6.0% of our fiscal 2003 revenues, 7.6% of our fiscal 2002 revenues and 26.7% of our fiscal 2001 revenues.

All fixtures and displays are custom manufactured to customer specifications upon receipt of order confirmations using common, available raw materials, including wood veneers and laminates. Delivery of fixtures is highly concentrated in our third fiscal quarter as a result of the demands of retailers to be ready for the critical Holiday selling season. To assure that their seasonal demands for delivery are met, retailers will typically provide commitments well in advance of needing the product in its stores. Accordingly, our inventory levels increase during seasonal periods when retailers are not opening or remodeling stores, typically November through April.

MAJOR CUSTOMERS

During fiscal 2003, two customers accounted for 46.6% of the Company's total revenues: Barnes & Noble, Inc. (27.7%) and Borders Group, Inc. (18.9%).

During fiscal 2002, two customers accounted for 49.0% of the Company's total revenues: Barnes & Noble, Inc. (26.4%) and Borders Group, Inc. (22.6%).

During fiscal 2001, one customer, Kmart Corporation, accounted for 13.8% of total revenues.

MARKETING AND SALES

The target market for the services and products of our Magazine Distribution group include publishers, distributors and retailers. We specialize in providing nationwide magazine distribution to specialty retailers with national or regional scope. Unlike traditional magazine wholesalers, we do not provide in-store servicing of the products.

Our In-Store Services group markets its products and services, together with those of the Wood Manufacturing group through a direct sales staff. While we frequently attend trade shows and advertise in trade publications, direct contact between our sales personnel and representatives of our prospective clients is the principal means used to achieve our sales objectives. Sales of our services are not particularly seasonal, but delivery of new display fixtures is highly concentrated in our third fiscal quarter as a result of the demands of retailers to be ready for the critical Holiday selling season. As a result, inventories of fixtures tend to be lowest during our fourth fiscal quarter and increase throughout the first and second fiscal quarters in anticipation of the delivery demands of retailers in the third fiscal quarter.

Marketing of our Wood Manufacturing group's services is integrated with those of our In-Store Services group. As of March 31, 2003, and the comparable date in 2002, our Wood Manufacturing group maintained a backlog not considered to be material to the Company as a whole.

COMPETITION

Our Magazine Distribution group faces a rapidly changing competitive landscape. Traditional distribution channels for merchandise have evolved and are expected to continue to evolve in response to the needs of retailers. As a result, we compete with national distributors, secondary or local distributors and specialty distributors. Competition is generally met on matters such as reliability, value added service and price. We believe that we have built a magazine distribution organization that competes effectively in all facets of the business.

Our In-Store Services group primarily competes with privately held companies for its claim filing services. There are a significant number of private and public (both small and very large) companies that compete with our fixture manufacturing group. Some of these competitors, or potential competitors, could compete effectively with us particularly in the manufacture and installation of display fixtures. In addition, we may face competition for our information services from information providers such as Information Resources, Inc. The principal competitive factors in our market include access to information, technological support, accuracy, system flexibility, financial stability, customer service and reputation. We believe that our products and services compete effectively in each of the foregoing areas.

Our Wood Manufacturing group operates in a highly fragmented, intensely competitive industry. We believe that the principal competitive factors include price, reliability and quality. We believe that our Wood Manufacturing group competes effectively with respect to each of these factors.

INFORMATION TECHNOLOGY; INTELLECTUAL PROPERTY

The efficiency and efficacy of our Magazine Distribution group is supported by our proprietary information systems that combine traditional outbound and inbound product counts with real-time register activity. The ability to access real-time register data enables us to quickly adjust individual outlet merchandise allocations in response to variation in consumer demand thereby increasing the probability that any particular merchandise allotment will be sold rather than returned for credit. In addition, we have developed sophisticated database management systems designed to track various on-sale and off-sale dates for the numerous issues and regional versions of the more than 3,500 titles we distribute.

Software used in connection with our claims submission program and in connection with PIN and ICN was developed specifically for our use by a combination of in-house software engineers and outside consultants. We believe that certain elements of these software systems are proprietary to the Company. Other portions of these systems are licensed from a third party, who helped design the system. We also receive systems service and upgrades under the license.

We have filed applications with the U.S. Patent Office for patent protection for our ICN and PIN innovations. Certain aspects of our ICN and PIN innovations also have copyright protection.

EMPLOYEES

We employ approximately 1,300 persons. Of that total, approximately 240 are represented by unions and are covered by collective bargaining agreements.

We consider our employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal corporate offices are located at 27500 Riverview Center Blvd, Bonita Springs, Florida. As of January 31, 2003, we owned or leased an additional 1,149,500 square feet of manufacturing facilities, 316,200 square feet of distribution centers and 74,600 square feet of office space.

                                                                                   SIZE SQ.     OWNED/
   LOCATION                DESCRIPTION                   SEGMENT                      FT.       LEASED
------------------------------------------------------------------------------------------------------
Bonita Springs, FL       Office                    Corporate Headquarters            51,000     Leased
New York City, NY        Sales Office              Magazine Distribution              3,500     Leased
Rockford, IL             Manufacturing/            In-Store Services/              300,000/
                         Distribution Center       Magazine Distribution             10,500     Owned
Brooklyn, NY             Manufacturing             In-Store Services                 92,000     Leased
Philadelphia, PA         Manufacturing             In-Store Services                110,000     Owned
Vancouver, BC            Manufacturing             In-Store Services                 51,000     Leased
Quincy, IL               Manufacturing             Wood Manufacturing               260,000     Owned
Carson City, NV          Manufacturing             Wood Manufacturing               135,000     Leased
Albermarle, NC           Manufacturing             Wood Manufacturing                52,000     Leased
Milan, OH                Distribution Center       Magazine Distribution             82,500     Leased
Dallas, TX               Distribution Center       Magazine Distribution             48,000     Leased
Harrisburg, PA           Distribution Center       Magazine Distribution             60,000     Leased

We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

We continue to identify ways to consolidate operations to maximize operating efficiencies. As of April 18, 2003, leased space was expiring or we were attempting to or had completed the sub-lease or sale of 105,000 square feet of office and manufacturing space relating to our previously announced relocation of operations to Bonita Springs, Florida, and consolidation of certain manufacturing operations.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Shareholders of the Company was held on November 12, 2002. Of the 18,209,445 shares entitled to vote at such meeting, 16,138,898 shares were present at the meeting in person or by proxy.

(b) Each of the management nominees for election as Class I directors was duly elected to serve an additional term of three years expiring in 2005. These individuals joined the directors Harry L. "Terry" Franc III, Kenneth F. Teasdale, S. Leslie Flegel and Robert O. Aders , whose terms of office continued after the Company's 2002 Annual Meeting of Shareholders. The number of shares voted for and withheld were as follows:

                           For               Withheld
                           ---               --------
Aron Katzman            15,112,551          1,026,347
Randall S. Minix        15,114,151          1,024,747
James R. Gillis         14,222,190          1,916,708

(c) In addition to the election of directors, two other matters were submitted for shareholder action at the Company's 2002 Annual Meeting of Shareholders. The tabulation of votes for each matter is set forth below:

                                                                                 Against/       Abstentions/
                       Proposal                                  For             Withheld         Non-votes
                       --------                                  ---             --------         ---------
To increase the number of shares authorized for issuance      11,561,619         4,552,889         24,390
under the Company's 1995 Incentive Stock Option Plan

To increase the number of shares authorized for issuance      11,646,654         4,469,254         22,990
under the Company's 1998 Omnibus Plan

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $.01 per share, is quoted on the NASDAQ National Market under the symbol SORC.

The following table sets forth the range of high and low closing prices for our common stock as reported on the NASDAQ National Market for the past two years during the fiscal year shown.

 Fiscal 2003          High           Low
 -----------          ----           ---
First Quarter        $ 5.55        $ 4.26
Second Quarter         5.70          4.46
Third Quarter          6.37          4.50
Fourth Quarter         5.89          3.98

 Fiscal 2002          High           Low
 -----------          ----           ---
First Quarter        $ 6.13        $ 3.44
Second Quarter         6.31          3.95
Third Quarter          5.60          3.37
Fourth Quarter         6.54          3.70

As of April 18, 2003, there were approximately 111 holders of record of the Common Stock.

We have never paid dividends on our Common Stock. The Board of Directors presently intends to retain all of our earnings, if any, for the development of our business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon a number of factors, including among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors that the Board of Directors may deem relevant. Currently, our credit agreements prohibit the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

ITEM 6. SELECTED FINANCIAL DATA (in thousands except per share data):

         STATEMENT OF OPERATIONS INFORMATION:

                                        ------------------------------------------------------------------------
                                                             Fiscal Year Ended January 31,
                                            2003            2002(1)       2001(1)       2000            1999
                                        ------------------------------------------------------------------------
Revenues                                $     290,436   $    237,702    $   91,748     $   82,488    $    21,100
Cost of revenues                              216,345        175,991        53,589         48,869         11,268
                                        -------------   ------------    ----------     ----------    -----------
      Gross profit                             74,091         61,711        38,159         33,619          9,832
Selling, general and administrative            61,285         46,909        23,279         12,162          2,551
Relocation                                      1,926              -             -              -              -
Amortization of goodwill                            -          5,424         2,994          2,718            398
Asset impairment charge                             -         78,126             -              -              -
                                        -------------   ------------    ----------     ----------    -----------
Operating income (loss)                        10,880        (68,748)       11,886         18,739          6,883
Interest expense, net                          (3,765)        (3,338)       (2,312)          (919)          (303)
Other income (expense)                            514         (2,339)           36           (152)           (47)
                                        -------------   ------------    ----------     ----------    -----------
  Total other                                  (3,251)        (5,667)       (2,276)        (1,071)          (350)
Income (loss) before income taxes               7,629        (74,425)        9,610         17,668          6,533
Income tax expense (benefit)                      483         (1,047)        3,776          7,557          2,667
                                        -------------   ------------    ----------     ----------    -----------
      Net income (loss)                 $       7,146   $    (73,378)   $    5,834     $   10,111    $     3,866
                                        =============   ============    ==========     ==========    ===========

Earnings (loss) per share
      Basic                                      0.39   $      (4.10)   $     0.33     $     0.66    $      0.42
      Diluted                                    0.39          (4.10)         0.32           0.60           0.40
Weighted average outstanding shares
      Basic                                    18,229         17,915        17,591         15,332          9,132
      Diluted                                  18,478         17,915        18,478         16,815          9,776

         BALANCE SHEET INFORMATION:

                          ----------------------------------------------------------------------
                                                      At January 31,
                              2003             2002         2001          2000            1999
                          ----------------------------------------------------------------------
Total assets              $     156,368      164,384       157,108       156,759          65,878
Total debt                       46,241       57,675        31,896        32,389           3,508
Stockholders' equity             52,225       45,041       111,801       107,414          52,310

(1) Certain amounts from the prior years have been reclassified to conform to current year presentation. The reclassifications included the reclass of certain shipping and delivery expenses from cost of revenues to selling, general and administrative expenses, the reclass of certain overhead expenses from cost of revenues to selling, general and administrative expenses, the reclass of certain sales discounts from selling, general and administrative expenses to revenues and the reclass of our backroom services revenues from other income to revenues. These reclassification adjustments had no impact on income (loss) before income taxes.

For a discussion on acquisitions that affect comparability of results, see Note 2 in the "Notes to the Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

OVERVIEW

Acquisition of the Interlink Companies, Inc.

On May 31, 2001, we acquired the Interlink Companies, Inc (Interlink), a holding company with two principal operating divisions: International Periodical Distributors, Inc. (IPD) and David E. Young, Inc (Deyco).

IPD is the leading direct to retail distributor of magazines to specialty retailers (e.g., bookstore chains, record stores, computer stores, independent retailers, etc.). IPD distributes non-weekly titles under its own name and weekly titles under the name Austin News.

Deyco is a national distributor of magazines to the secondary wholesale market.

Historical Results

The following discussion compares the historical results of operations on a GAAP basis for the years ended January 31, 2003, 2002 and 2001. These results include Interlink's results of operations from May 31, 2001 (the acquisition date).

The following tables set forth, for the periods presented, information relating to our operations:

                                                                    Fiscal Year Ended January 31,
                                                             -----------------------------------------
                                                                  2003          2002           2001
                                                             -----------------------------------------
Revenues                                                     $    290,436   $   237,702     $   91,748
Cost of Revenues                                                  216,345       175,991         53,589
                                                             ------------   -----------     ----------
    Gross Profit                                                   74,091        61,771         38,159
Selling, General and Administrative Expense                        61,285        46,909         23,279
Relocation Expenses                                                 1,926             -              -
Amortization of Goodwill                                                -         5,424          2,994
Asset Impairment Charge                                                 -        78,126              -
                                                             ------------   -----------     ----------
    Operating Income (loss)                                        10,880       (68,748)        11,886
Interest Expense                                                   (3,765)       (3,338)        (2,312)
Other Expense (Income)                                                514        (2,339)            36
                                                             ------------   -----------     ----------
    Income (Loss) before taxes                                      7,629       (74,425)         9,610
Income Tax Expense (Benefit)                                          483        (1,047)         3,776
                                                             ------------   -----------     ----------
    Net Income (loss)                                        $      7,146   $   (73,378)    $    5,834
------------------------------------------------------------------------------------------------------

Gross Profit Margin                                                  25.5%         26.0%          41.6%
Selling, General and Administrative Expense (% of Revenue)           21.1%         19.7%          25.4%
------------------------------------------------------------------------------------------------------

REVENUES

Revenues increased $52,734 (22.2%) from 2002 to 2003. The increase relates primarily to the acquisition of Interlink. The results of operations for 2002 include only eight months of operations of the acquired companies.

Revenues increased $145,954 (159.1%) from 2001 to 2002. The increase relates primarily to the acquisition of Interlink. The results of operation for 2001 include no activity related to the acquired companies.

COST OF REVENUES

Cost of revenues increased $40,354 (22.9%) from 2002 to 2003. The increase relates primarily to the acquisition of Interlink. The results of operations for 2002 include only eight months of operations of the acquired companies.

Gross profit margins declined 0.5% from 2002 to 2003. The decline relates primarily to our acquisition of Interlink. The acquired companies operating business are historically known as lower margin businesses than our pre-acquisition businesses.

Cost of revenues increased $122,402 (228.4%) from 2001 to 2002. The increase relates primarily to the acquisition of Interlink. The results of operation for 2001 include no activity related to the acquired companies.

Gross profit margins declined 15.6% from 2001 to 2002. The decline relates primarily to our acquisition of Interlink. The acquired companies operating business are historically known as lower margin businesses than our pre-acquisition businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $14,376 (30.6%) from 2002 to 2003. The increase relates primarily to the acquisition of Interlink. The results of operations for 2002 include only eight months of operations of the acquired companies.

Selling, general and administrative expenses increased $23,630 (101.5%) from 2001 to 2002. The increase relates primarily to the acquisition of Interlink. The results of operation for 2001 include no activity related to the acquired companies.

RELOCATION EXPENSES

During 2003, we relocated our claim submission and fixture billing center in High Point, North Carolina and our Corporate Headquarters in St. Louis, Missouri to our new Corporate Headquarters in Bonita Springs, Florida. The relocation was completed in the fourth quarter of 2003. We also began a relocation of our administrative operations from San Diego, California to our new Corporate Headquarters in Bonita Springs, Florida. The relocation was completed in the first quarter of fiscal 2004 at an additional cost of approximately $1,200.

We believe this relocation will result in significant cost saving due to an increase in operating efficiencies and better integration with our other operations.

AMORTIZATION OF GOODWILL

Prior to 2003, we amortized goodwill consistent with accounting literature in effect at that time. Effective February 1, 2002, we adopted FAS 142 and ceased amortizing goodwill.

Amortization expense increased $2,430 from 2001 to 2002 related entirely to the acquisition of Interlink, which resulted in a significant amount of goodwill.

ASSET IMPAIRMENT CHARGE

In fiscal year 2002, pursuant to an independent valuation of our intangible assets (goodwill) in accordance with FAS 121, it was determined an impairment charge was required. The impairment charge reduced the carrying value of goodwill on our balance sheet related to the Magazine Distribution and Wood Manufacturing segments to zero.

INTEREST EXPENSE

Interest and related expenses relate primarily to our significant debt instruments, which consist of our revolving line-of credit with Bank of America, our credit facilities with Congress Financial, our IRB related to our Rockford, IL manufacturing facility and debt to prior owners of Interlink.

Interest expense increased from 2002 to 2003 due to acquisition of the Interlink Companies and the assumption of their related bank debt.

Interest expense increased from 2001 to 2002 as a result of the additional debt assumed in the acquisition of Interlink.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

Other income in 2003 related primarily to the favorable settlement of an outstanding liability.

Other income in 2002 related to life insurance proceeds received upon the death of one of our senior executives.

Other income was insignificant in 2001.

INCOME TAX EXPENSE (BENEFIT)

The effective income tax rates for 2003, 2002 and 2001 were 6.3%, 1.4%, and 39.2%, respectively. The difference in 2003 between the effective tax rates and the statutory rates related to the realization of a portion of the NOL acquired with our acquisition of Interlink that was fully reserved at the end of 2002. The difference in 2002 between the effective tax rates and statutory rates related to items that created permanent differences between book and tax income, primarily the amortization and impairment charge associated with non-deductible goodwill.

SEGMENT RESULTS

Due to the size of the Interlink acquisition, comparisons on an overall level are deemed less meaningful than comparisons on the segment level. As a result, we have included additional analysis on a segment level.

MAGAZINE DISTRIBUTION

The Magazine Distribution segment's financial performance was as follows:

                                                                 Fiscal Year Ended January 31,
                                                             ------------------------------------
                                                                 2003           2002         2001
                                                             -------------- -------------    ----
Revenues                                                     $    211,663   $   155,804      $  -
Cost of Revenues                                                  164,702       126,216         -
                                                             ------------   -----------      ----
    Gross Profit                                                   46,961        29,588         -
Selling, General and Administrative Expense                        39,515        26,352         -
Relocation Expenses                                                    85             -         -
Amortization of Goodwill                                                -         2,359         -
Asset Impairment Charge                                                 -        68,587         -
                                                             ------------   -----------      ----
    Operating Income (Loss)                                  $      7,361   $   (67,710)     $  -
-------------------------------------------------------------------------------------------------

Gross Profit Margin                                                  22.2%         19.0%        -
Selling, General and Administrative Expense (% of Revenue)           18.7%         16.9%        -
-------------------------------------------------------------------------------------------------

The Magazine Distribution segment consists entirely of the Interlink companies, which were acquired in May 2001. The segment consists of two principal significant operating divisions: IPD and Deyco.

IPD operates strategically located distribution centers throughout the United States providing fulfillment services to retailers utilizing common carrier delivery of merchandise to retailers throughout North America. IPD also performs fulfillment services on a per-pound or per-unit shipped basis. IPD accounted for 90.3% of the segments revenues in 2003. We anticipate this percentage will increase due to the significant number of growth opportunities for the business as we expand our customer base and the number of titles we distribute.

Deyco represents publishers to the secondary wholesale market. Deyco accounted for 9.7% of the segment's revenues in 2003. Deyco does not perform physical distribution of its product. Rather, it instructs printers to drop ship product directly to wholesalers who perform the physical distribution.

Revenues

Revenues for the segment are driven by the level of gross distribution, the estimated sell-through of that distribution at retail, and the amount of fulfillment services performed for others. Revenues increased $55,859 (35.9%) from 2002 to 2003.

Revenues increased over 2002 due to an increase in gross distribution and an increase in the amount of fulfillment services performed for others. The increase in gross distribution over the prior year was due primarily to the short-year in 2002. Other factors contributing to the increase were an increase in the number of publishers' magazines, particularly foreign, we distribute to our retailer customers, an increase in the number of stores our retailer customers operate and an increase in the number of retailers we service. These increases were partially offset by the unusually high levels of distribution and sell-through surrounding the events of September 11, 2001. The increase in the amount of fulfillment services was related to the addition of a significant customer during the fiscal year.

We anticipate significant revenues growth in our IPD division as we continue to increase the number of publishers we distribute, growth in the number of stores our retailer customers operates, the addition of the number of retailer customers we service, and the addition of a significant export business through a partnership with the leading exporter of domestic titles in February 2003.

Cost of Revenues

Cost of revenues for the distribution division consists entirely of the cost, net of all discounts, of the merchandise we distribute. Discounts consist primarily of various allowances and rebates based on gross distribution or the amount of product ultimately sold at retail. Gross profit increased $17,373 (58.7%) from 2002 to 2003. Gross profit margin improved 3.2% from 2002 to 2003.

The increase in the gross profit from 2002 to 2003 was attributable to the overall increase in revenues described above as well as an overall improvement in gross profit margin.

Cost of revenues as a percentage of sales (or inverse gross profit margin) has improved from 2002 due to our ability to negotiate better terms with publishers than our predecessors, the addition of publishers with historically higher margin titles (primarily foreign) and the increase of fulfillment services which generally is higher margin business because we only recognize revenue for our fee.

We anticipate slight improvement of our gross profit margin in the future due to our ability to continue to negotiate improved terms with our publishers.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses consist primarily of personnel costs (both administrative and distribution), direct freight costs, and administrative overheads. SG&A expenses increased $13,163 (50.0%) from 2003 to 2002.

Selling, general and administrative costs increased over 2002 due to the short-year partially offset by a shift of many of the overhead costs to our corporate departments, which are reported herein as part of the In-Store Services segment, and the consolidation of IPD and Deyco's selling and administrative functions.

We anticipate higher S,G&A costs as our net revenues increase. However, these costs should decrease as a percentage of revenues from efficiencies gained from distributing additional product through our existing infrastructure and the benefit of lower per-pound shipping rates as we increase the number of pounds shipped.

IN-STORE SERVICES

The In-Store Services segment's financial performance was as follows:

                                                                    Fiscal Year Ended January 31,
                                                              ---------------------------------------
                                                                2003            2002          2001
                                                              ---------------------------------------
Revenues                                                    $     61,296    $   63,927     $   67,239
Cost of Revenues                                                  35,253        33,612         34,669
                                                            ------------    ----------     ----------
    Gross Profit                                                  26,043        30,315         32,570
Selling, General and Administrative Expense                       19,971        18,848         21,808
Relocation Expenses                                                1,841             -              -
Amortization of Goodwill                                               -         2,723          2,677
                                                            ------------    ----------     ----------
    Operating Income                                        $      4,231    $    8,744     $    8,085
=====================================================================================================

Gross Profit Margin                                                 42.5%         47.4%          48.4%
Selling, General and Administrative Expense (% of Revenue)          32.6%         29.5%          32.4%
-----------------------------------------------------------------------------------------------------

Our In-Store Services segment consists primarily of our claim submission services, our front-end fixture (commonly known as check-out display fixtures) management services, which include design, manufacture and coordination of shipping of front-end fixtures, and our information products. Currently, it also includes our Corporate Departments.

Our claim submission services consist of the submission of claims for rebates due from publishers on behalf of our retailer customers. Rebates are offered based on either the number of copies of magazines sold at retail (typically 10% of cover price) or the location of the title on the retailers' front-end fixture (commonly known as a per pocket allowance). We charge a fee for these services, generally based on a percent of the claims filed. In the case of rebates based on sales, the claim submission process consists of us obtaining from the individual retailer's magazine wholesalers a detail ledger by title and issue of all copies sold. Our systems then compile these results for all wholesalers and create a claim acceptable in form for each national distributor, who generally represents multiple publishers. We also maintain a database of each display fixture by retailer by store and the location of each title on those fixtures. This database is utilized to create a claim for rebates offered by publisher based on the location of their titles on the front-end fixture.

Our front-end fixture services consist of the design, manufacture, coordination of shipping and salvaging of front-end fixtures for our retailer customers. We utilize our custom design software to design these programs to maximize the revenue potential of the front-end area of the retailers' store. Each program generally lasts three years and includes leading publishers, confectioneries and general merchandisers.

Our information products consist of databases of information pertaining to the sale of magazines at retail. It utilizes a web-based platform to deliver daily point-of sale and historical sales analysis to the retail and publishing community.

Revenues

Revenues for the In-Store Services segment are driven primarily by the number of large retailers who pursue a new front-end marketing program during the fiscal year. Typically, retailers maintain a three year life cycle on their front-end marketing program, which includes replacing their front-end fixtures with newly designed ones, making year-over-year comparisons less meaningful. Revenues decreased $2,631 (4.1%) from 2002 to 2003 and decreased $3,312 (4.9%) from 2001 to 2002.

The decline in revenues from 2002 to 2003 was primarily attributable to the lowering of the price of display fixtures (mainly in the latter half of the year) due to competition prevalent in the marketplace. This decline was partially offset by an overall increase in revenues from our rebate claiming and information products.

Revenues declined from 2001 to 2002 due to a large one-time order in 2001 for one of our information products. Our front-end fixture and rebate claiming business experienced consistent results.

Cost of Revenues

Cost of revenues for the In-Store segment consist of the cost of the manufacturing wire fixtures (raw material, labor and factory overhead), the personnel costs of providing our claiming services and the cost of information we resell to our customers. Gross profit decreased $4,272 (14.1%) from 2002 to 2003. Gross profit margins decreased 4.9% from 2002 to 2003. Gross profit decreased $2,255 (6.9%) from 2001 to 2002. Gross profit margins decreased 1.0% from 2001 to 2002.

The decrease in gross profit from 2002 to 2003 related primarily to the pricing we were able to obtain for our fixtures. The cost of revenue component per unit remained relatively consistent from 2002 to 2003.

The decrease in gross profit from 2001 to 2002 related primarily to the one-time order of one of our information products, which due to its nature has limited cost of revenues associated with it.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses include both the expenses related to the In-Store segment as well as our corporate overhead departments. SG&A increased $1,123 (6.0%) from 2002 to 2003 and decreased $2,960 (13.6%) from 2001 to 2002.

The increase in S,G&A from 2002 to 2003 is primarily attributable to the increase in the size and scope of our corporate overhead departments consistent with the significant growth we have experienced in the prior year.

The decrease in SG&A from 2001 to 2002 related to the benefits of consolidating the administrative functions of our wire factories in 2001. The costs of this consolidation were recorded in 2001 and the majority of the benefits from this consolidation were derived in 2002.

WOOD MANUFACTURING

The Wood Manufacturing segment's financial performance was as follows:

                                                                  Fiscal Year Ended January 31,
                                                            -----------------------------------------
                                                               2003           2002           2001
                                                            -----------------------------------------
Revenues                                                    $    17,477    $   17,971     $    24,509
Cost of Revenues                                                 16,390        16,163          18,920
                                                            -----------    ----------     -----------
    Gross Profit                                                  1,087         1,808           5,589
Selling, General and Administrative Expense                       1,799         1,709           1,471
Amortization of Goodwill                                              -           342             317
Asset Impairment Charge                                               -         9,539               -
                                                            -----------    ----------     -----------
    Operating Income (Loss)                                 $      (712)   $   (9,782)    $     3,801
-----------------------------------------------------------------------------------------------------

Gross Profit Margin                                                 6.2%         10.1%           22.8%
Selling, General and Administrative Expense (% of Revenue)         10.3%          9.5%            6.0%
-----------------------------------------------------------------------------------------------------

Our Wood Manufacturing segment manufactures high-end custom wood retail display fixtures.

Revenues

Revenues from the Wood Manufacturing segment are driven primarily by the number of new store openings or remodels undertaken by our primary customers. Historically, the segment relied heavily on two primary customers for its revenues. As a result, significant changes in those customers' operating plans have an immediate impact on the overall revenue growth of the segment. Revenues decreased $494 (2.7%) from 2002 to 2003 and $6,538 (26.7%) from 2002 to 2001.

Revenues for 2003 and 2002 were comparable as new customer orders offset a continued decline in revenues from the segment's major customers.

The decline in revenue from 2001 to 2002 related to the financial difficulties of one of the segment's major customers.

During the last quarter of 2003 and first quarter of 2004, we have begun manufacturing store fixtures for the largest operator of airport retail magazine and bookstores in the United States.

Cost of Revenues

Cost of revenues includes the material, labor and factory overhead associated with the manufacture of store fixtures. Cost of revenues is driven by the quality of the fixture and the number of features requested by the customer. Generally, we are able to improve gross profit for an individual customer's program over their life-cycle through improved manufacturing efficiencies, which results in less scrap, and the significant costs at the beginning of each program allocated to design and tooling. Gross profit decreased $721 (39.9%) from 2002 to 2003. Gross profit margins decreased 3.9% from 2002 to 2003. Gross profit decreased $3,781 (67.7%) from 2001 to 2002. Gross profit margins decreased 12.7% from 2001 to 2002.

The decrease in gross profit from 2002 to 2003 related primarily to higher costs associated with implementing new customer programs, which generally have a significant upfront investment in design and set-up costs. The decrease was further impacted by the write-down of excess inventories.

The decrease in gross profit from 2001 to 2002 related to the loss of revenues from one of the segment's major customers.

Selling, General and Administrative

Selling, General and Administrative (SG&A) consists of the administrative tasks performed at the plant level. SG&A increased $90 (5.3%) from 2002 to 2003 and $238 (16.2%) from 2002 to 2001.

The change in SG&A (excluding charges related to goodwill amortization and relocation) was not significant to our overall operations in either year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the Magazine Distribution segment are the cost of the periodicals and the cost of freight, labor and overhead associated with our distribution centers.

Our primary cash requirements for the In-Store Services segment are the cost of raw materials, labor, and factory overhead incurred in the production of front-end displays, funding corporate overhead, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to receive a cash advance on future collections of their rebate claims, which is repaid when those claims are paid by publishers.

Our primary cash requirements for the Wood Manufacturing segment are for purchasing materials, the cost of labor, and factory overhead incurred in the manufacturing process.

Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

Net cash provided by operating activities was $16,241, $14,396 and $8,718 for 2003, 2002 and 2001, respectively.

Operating cash flow from 2003 was primarily from net income ($7,146), adding back non-cash charges such as depreciation and amortization ($3,301) and provisions for losses on accounts receivable ($2,023) and a significant decrease in accounts receivable ($13,226). These cash providing activities were offset by a significant reduction in accounts payable ($9,675).

The decrease in accounts receivable relates to both faster collection of our claim receivables and a significant decrease in receivables related to front-end fixture programs.

The faster collection cycle for our claim receivables resulted from providing publishers with the necessary information in an electronic format allowing for quicker processing. As a result of this new process, claims outstanding related to our Advance Pay program decreased compared to the prior fiscal year-end, without a significant decrease in either the number or amount of claims filed. Unpaid publisher claims related to our Advance Pay program and standard claim program equal approximately one quarter's claim filings. However, this does not equate to 90 days sale outstanding because the claims are not filed uniformly over the quarter but almost entirely in the last month of the fiscal quarter.

The decrease in receivables related to front-end fixture programs relates primarily to the timing of payments by significant participants of cost-shared front-end fixture programs. Our year-end balance as of 2002 was inflated by the significantly higher revenue in the third quarter of 2002 that was for the most part collected in the first quarter of 2003.

Improved cash flow and profits in our Magazine Distribution segment allowed for a significant reduction in accounts payable ($12,987 of the total decrease, which was $9,675). We believe that we are now current with all our publishers, which has significantly improved our relationship with the publishing community and allowed us to expand our business with those publishers.

We had operating cash flow in 2002 despite a net loss of $73,378. Operating cash flow resulted from a significant non-cash charges including depreciation and amortization, provisions for losses on accounts receivable and an asset impairment charge. In addition to the non-cash charges we also experience a significant increase in accounts payable, which increases cash flow from operations. This increase related our recently purchased Interlink subsidiaries increase in the average days outstanding to its vendors. These increases were offset by a significant increase in accounts receivable. The increase in accounts receivable was attributable to the high third quarter revenues and the resulting accounts receivable that was not collected until the first quarter of 2003.

Operating cash flow in 2001 was positive as a result of our net income and increases related to non-cash charges such as depreciation and amortization and provision for losses on accounts receivable. Increases caused by a overall decrease in inventory were offset by decrease in other assets and accounts payable and accrued expenses.

Net cash (used in) investing activity was $(8,443), $(13,728) and $(8,839) in 2003, 2002 and 2001, respectively.

In 2003, cash used in investing activity related to capital expenditures of $4,429, which related primarily to our relocation to Florida, the acquisition of Innovative Metal Fixtures ($2,014 of a total purchase price of approximately $2,600; the remaining portion consisting of a note payable to the former owner) and a customer list ($2,000) related to the domestic distribution of foreign (primarily European) titles.

In 2002, cash used in investing activities related primarily to the acquisition of Interlink.

In 2001, cash used in investing activities related both to the initial investment in Interlink as well as the acquisition of a marketable security.

Our borrowing agreements limit the amount we can expend on capital expenditures in any fiscal year.

Net cash (used in) provided by financing activities was $(5,171), $1,190 and $(532).

In 2003, cash used in financing activities related to repayments under our credit facilities and note payables we assumed through our acquisition of Interlink partially offset by a significant amount of checks outstanding at year-end. The significant increase in outstanding checks relates to the timing of our payments to retailers under the Advance Pay Program. At January 31, 2003, we had completed the filing of the quarterly rebates and had just processed a large number of payments, which was not the case at the end of 2002.

In 2002, cash provided by financing activities related to borrowing under our credit facilities partially offset by the reduction of checks issued and outstanding at January 31, 2002 compared to 2001.

In 2001, cash provided by financing activities related to proceeds from the issuance of common stock partially offset by treasury stock purchases.

At January 31, 2003, our total long-term debt obligations were $46,241, excluding outstanding letters of credit. Long-term debt consists of our revolving credit facility with Bank of America that we use to fund our In-Store Services and Wood Manufacturing segments, our revolving credit facilities with Congress Financial Corporation that we use to fund our Magazine Distribution segment, and an Industrial Revenue Bond connected to our manufacturing facility in Illinois.

The Bank of America credit agreement enables us to borrow up to $46 million under a revolving credit facility subject to limits set by periodic borrowing base calculation. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.3625% at January 31, 2003) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan.

The excess availability at January 31, 2003, on the Bank of America revolving credit facility was approximately $13,800 against which we had issued checks totaling $6,611 that had not cleared the facility as of year-end. The checks relate primarily to our Advance Pay Program and generally are issued at or near our fiscal year-end depending upon the timing of our claiming processes. The facility expires in August 2003 and as such is included in current maturities of long-term debt.

Under the Bank of America credit agreement, we are subject to various financial and operating covenants. These include (i) requirements that we satisfy various financial ratios, (ii) limitations on the payment of cash dividends or other distributions on capital stock or payments in connection with the purchase, redemption, retirement or acquisition of capital stock and (iii) limitations on capital expenditures. The Company was not in compliance with the covenant pertaining to maintaining a minimum EBITDA or the covenant pertaining to maintaining a minimum debt to EBITDA ratio as defined by the agreement as of January 31, 2003. The Company has requested and obtained a waiver from Bank of America relating to these covenants through April 30, 2003. In addition, the Company has obtained two options to extend the agreement through November 1, 2003, and February 1, 2004. The extensions lower the amount available under the facility. We believe the Company could operate under the decreased facility.

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005.

The Congress agreements provide for maximum combined borrowings of $25,000 subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal 0.25% in excess of the prime rate (4.25% as of January 31, 2003). The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two companies. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at January 31, 2003.

Availability under the Congress facility is limited by the Company's borrowing base calculation as defined in the agreement resulted in excess availability of approximately $2,400 at January 31, 2003.

On January 30, 1995, the City of Rockford, Illinois issued $4,000 of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. The proceeds of the issuance were utilized to construct our manufacturing facility in Rockford, Illinois. Bank of America ("the Bank") has issued an unsecured letter of credit for $4,100 in connection with the IRB. The bonds are secured by the trustee's indenture and the letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

We believe that our cash flow from operations together with our revolving credit facilities will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future. At this time, we believe we will be able to replace the Bank of America credit facility with new bank financing at terms consistent with or slightly less favorable than the existing facility before the current agreement expires on August 1, 2003. If necessary, we can avail ourselves of the offer to extend the facility an additional two three month periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company records a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. Estimated sales returns are based on historical sales returns and daily point-of sale data from significant customers. The purchase return estimate is based on historical gross profit. If the historical data the Company uses to calculate these estimates does not properly reflect future results, revenue and/or cost of sales may be misstated.

Allowance for Doubtful Accounts

The Company provides for potential uncollectible accounts receivable based on customer specific information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased bad debt expenses.

Taxes on Earnings

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

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible
Assets

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the asset will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to our strategic reviews of our business and operations. Deterioration of our business overall or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

Recent Accounting Pronouncements

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS No. 146 and the pronouncement did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided in FAS No. 123, the Company has elected to apply APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expenses when granted with an exercise price equal to fair market value. The Company intends to continue to apply the provisions of APB No. 25.

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time, the Company does not believe that the adoption of this interpretation will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is currently evaluating the impact of FIN 46 on its financial statements, but does not expect that there will be any material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates primarily to credit facilities with Bank of America, N.A. and IPD and Deyco's facilities with Congress Financial Corporation.

The credit facility with Bank of America has an outstanding principal balance of approximately $26,600 as of January 31, 2003. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement.

In order to better manage our exposure to interest rate risk, in February 2001 we entered into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At January 31, 2003, the fair value of the swap is recorded in accrued expenses. The change in the fair value of the swap is recorded in other income (expense).

The two credit facilities with Congress are secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The revolving credit facilities had a combined outstanding principal balance of approximately $12,850 at January 31, 2003. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately 1.8% of revenues. We generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our purchase of magazines from foreign publishers. These magazines are purchased in Euros and sold in the United States in local currency. A significant change in the relative strength of the US $ could have an impact on the sales of these magazines at retail.

We do not conduct any significant hedging activities related to foreign currency.

Summarized below are our significant obligations and commitments to make future payments under debt obligations and lease agreements based on obligations at January 31, 2003.

                                                               Payments Due By Period
                                                         Less than        1 - 3       4 - 5        After 5
           (in thousands)                   Total          1 Year         Years       Years         Years
-----------------------------------------------------------------------------------------------------------
Debt Obligations                          $   46,241    $    29,215    $   12,936   $       90   $    4,000
Operating Leases                              33,018          4,890         7,650        5,326       15,152
                                          -----------------------------------------------------------------
Total Contractual Cash Obligations            79,259         34,105        20,586        5,416       19,152
-----------------------------------------------------------------------------------------------------------

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated financial statements of the Company are included herein as a separate section of this statement which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 regarding the Company's directors is incorporated by reference to the Company's 2003 Proxy Statement under the captions "Nominees for Director-Class II," "Directors Continuing in Office-Class I" and "Directors Continuing in Office-Class III." The information required by
Item 10 regarding the Company's executive officers is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Executive Officers." The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except for the information concerning equity compensation plans, the information required by Item 12 is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Security Ownership of Directors, Executive Officers and Principal Stockholders."

                      EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of January 31, 2003.

                                                                                           Number of securities
                                                                                           remaining available for
                            Number of securities to be                                  future issuance under equity
                              issued upon exercise of      Weighted-average exercise         compensation plans
                               outstanding options,      price of outstanding options,     (excluding securities
    Plan Category              warrants and rights            warrants and rights         reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
                                        (a)                         (b)                              (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                    3,918,167                    $    7.36                         603,430
--------------------------------------------------------------------------------------------------------------------

Equity compensation
plans not approved by
security holders(1)                   772,750                    $    6.22                              -0-
--------------------------------------------------------------------------------------------------------------------

Totals:                             4,690,917                    $    7.07                         603,430
--------------------------------------------------------------------------------------------------------------------

(1) Represents options and warrants issued to executive and non-executive employees as an inducement to accept employment with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Related Party Transactions" and also appears in Note 10 of the Company's Notes to Consolidated Financial Statements.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements:

         Report of Independent Certified Public Accountants

         Consolidated balance sheets - January 31, 2003 and 2002

         Consolidated statements of operations - years ended January 31, 2003, 2002 and 2001

         Consolidated statements of stockholders' equity - years ended January 31, 2003, 2002 and 2001

         Consolidated statements of cash flows - years ended January 31, 2003, 2002 and 2001

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

         3. Exhibits.

         See Exhibit Index.

(b)      Reports on Form 8-K.

         On November 21, 2002, the Company filed a Current Report on Form 8-K disclosing the appointment of Marc Fierman to the position of Chief Financial Officer and attaching a copy of the press release announcing such appointment.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

                                             SOURCE INTERLINK COMPANIES, INC.
                                                      (registrant)

                                                     /s/ Marc Fierman
                                             -----------------------------------
                                                      Marc Fierman
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2003.

                SIGNATURE                                               TITLE
__________________________________________           Chairman, Chief Executive Officer
            S. Leslie Flegel                         and Director (principal executive officer)

__________________________________________           President, Chief Operating Officer
            James R. Gillis                          and Director

__________________________________________           Chief Financial Officer
            Marc Fierman                             (principal financial and accounting officer)

__________________________________________           Director
            Robert O. Aders

__________________________________________           Director
           Harry L. Franc III

__________________________________________           Director
             Aron Katzman

__________________________________________           Director
            Allan R. Lyons

__________________________________________           Director
           Randall S. Minix

__________________________________________           Director
          Kenneth F. Teasdale

                             FORM 10-K CERTIFICATION

I, S. Leslie Flegel, certify that:

1. I have reviewed this annual report on Form 10-K of Source Interlink Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management and other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003                              /s/ S. Leslie Flegel
                                            Chairman and Chief Executive Officer

                             FORM 10-K CERTIFICATION

I, Marc Fierman, certify that:

1. I have reviewed this annual report on Form 10-K of Source Interlink Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management and other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003                              /s/ Marc Fierman
                                            Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
Audited Consolidated Financial Statements of Source Interlink Companies, Inc.

The Report of the Independent Certified Public Accountants                                                    F-2

Consolidated Balance Sheets as of January 31, 2003 and 2002                                                   F-3

Consolidated Statements of Operations for the fiscal years ended January 31, 2003, 2002 and 2001              F-5

Consolidated Statements of Stockholders' Equity                                                               F-6

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2003, 2002 and 2001              F-7

Notes to Consolidated Financial Statements                                                                    F-8

The Report of the Independent Certified Public Accountants

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited the consolidated balance sheets of Source Interlink Companies, Inc. as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc. at January 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," on February 1, 2002.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 30, 2003

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

January 31,                                                                    2003               2002
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT

      Cash                                                                  $    5,570         $     2,943

      Trade receivables (Note 3)                                                51,869              66,610

      Inventories (Note 4)                                                      15,912              16,923

      Income taxes receivable                                                    6,883               6,085

      Deferred tax asset (Note 9)                                                1,471                   -

      Other current assets                                                       2,051               2,949
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            83,756              95,510
==========================================================================================================

Property, Plants and Equipment (Note 5)                                         27,671              27,561

Less accumulated depreciation and amortization                                  (7,532)             (7,184)
----------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                              20,139              20,377
==========================================================================================================

OTHER ASSETS

      Intangibles, net (Note 6)                                                 46,797              42,877

      Deferred tax asset (Note 9)                                                  947               2,065

      Other                                                                      4,729               3,555
----------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                              52,473              48,497
==========================================================================================================

                                                                            $  156,368         $   164,384
==========================================================================================================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

January 31,                                                                                    2003                 2002
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Checks issued against future advances on revolving credit facility                     $      6,611        $          -

     Accounts payable and accrued expenses, net of allowance for returns of $31,543
     and $38,527 at January 31, 2003 and 2002, respectively                                       50,119              60,362

     Deferred tax liability (Note 9)                                                                   -                 953

     Current maturities of long-term debt (Note 7)                                                29,215              42,097

     Other current liabilities                                                                        24                  24
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                         85,969             103,436

Debt, less current maturities (Note 7)                                                            17,026              15,578

Other long-term liabilities                                                                        1,148                 329
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                104,143             119,343
============================================================================================================================

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY

Contributed Capital:

     Preferred Stock, $.01 par (2,000 shares authorized; none issued)                                  -                   -

     Common Stock, $.01 par (40,000 shares authorized; 18,363 and 19,415 shares
     issued)                                                                                         184                 194

     Additional paid-in-capital                                                                   97,338             103,386
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                    97,522             103,580

Accumulated deficit                                                                              (44,520)            (51,666)

Accumulated other comprehensive (loss):

    Foreign currency translation                                                                    (210)               (387)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  52,792              51,527
Less: Treasury Stock (100 and 1,126 shares at cost)                                                 (567)             (6,486)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                        52,225              45,041
============================================================================================================================

                                                                                            $    156,368        $    164,384
============================================================================================================================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

                                                                             2003            2002            2001
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                 $    290,436     $  237,702      $   91,748

Costs of Revenues                                                             216,345        175,991          53,589
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                   74,091         61,711          38,159

Selling, General and Administrative Expense                                    61,285         46,909          23,279

Relocation Expenses                                                             1,926              -               -

Amortization of Goodwill (Note 6)                                                   -          5,424           2,994

Goodwill Impairment Charge                                                          -         78,126               -
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                        10,880        (68,748)         11,886
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)

            Interest expense, net                                              (3,765)        (3,338)         (2,312)

            Other                                                                 514         (2,339)             36
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                   (3,251)        (5,677)         (2,276)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                               7,629        (74,425)          9,610

Income Tax Expense (Benefit) (Note 9)                                             483         (1,047)          3,776
====================================================================================================================
Net Income (Loss)                                                        $      7,146     $  (73,378)     $    5,834
====================================================================================================================

Earnings per Share - Basic                                               $       0.39     $    (4.10)     $     0.33

Weighted Average of Shares Outstanding - Basic (Note 8)                        18,229         17,915          17,591

Earnings per Share - Diluted                                             $       0.39     $    (4.10)     $     0.32

Weighted Average of Shares Outstanding - Diluted (Note 8)                      18,478         17,915          18,348
====================================================================================================================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (in thousands)

                                                                 Retained
                                 Common Stock     Additional     Earnings        Other          Treasury Stock        Total
                               ----------------   Paid - in    (Accumulated   Comprehensive   ------------------  Stockholders'
                               Shares    Amount    Capital       Deficit)        (Loss)       Shares     Amount      Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2000      17,345    $  173   $   91,770    $   15,878      $      80         42    $  (487)  $     107,414

Net income                                                           5,834                                                5,834
Foreign Currency
Translation                                                                          (161)                                 (161)
Unrealized loss on
marketable security, net
of taxes                                                                           (1,339)                               (1,339)
                                                                                                                  -------------
Comprehensive income                                                                                                      4,334
                                                                                                                  -------------

Issuance of common stock          413         4        2,283                                                              2,287
Exercise of stock options         110         1          860                                                                861
Exercise of warrants              499         5        2,542                                                              2,547
Purchase of treasury stock                                                                     1,075     (5,960)         (5,960)
Other                               5         -          318                                                                318
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2001      18,372       183       97,773        21,712         (1,420)     1,117     (6,447)        111,801

Net loss                                                           (73,378)                                             (73,378)
Foreign Currency Translation                                                         (306)                                 (306)
Loss on marketable security
included in net income                                                              1,339                                 1,339
                                                                                                                  -------------
Comprehensive loss                                                                                                      (72,345)
                                                                                                                  -------------

Issuance of common stock          980        10        5,439                                                              5,449
Exercise of stock options          57         1          147                                                                148
Purchase of treasury stock                                                                        10        (39)            (39)
Other                               6         -           27                                                                 27
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2002      19,415    $  194   $  103,386   $   (51,666)     $    (387)    (1,126)   $(6,486)  $      45,041

Net income                                                           7,146                                                7,146
Foreign Currency Translation                                                          177                                   177
                                                                                                                  -------------
Comprehensive income                                                                                                      7,324
                                                                                                                  -------------

Issuance of common stock in
exchange for services              46         1          214                                                                215
Exercise of stock options          17         -           77                                                                 77
Exercise of warrants               11         -           32                                                                 32
Purchase of treasury stock                                                                      (100)      (465)           (465)
Retirement of treasury stock   (1,126)      (11)      (6,372)                                  1,126      6,383               -
Other                                                      1                                                                  1
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2003      18,363    $  184   $   97,338   $   (44,520)     $    (210)      (100)   $  (567)  $      52,225
===============================================================================================================================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

Years ended January 31,                                                     2003            2002              2001
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

     Net income (loss)                                                    $  7,146        $ (73,378)        $  5,834
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                      3,301            7,815            4,957
          Provision for losses on accounts receivable                        2,023            2,824            1,477
          Deferred income taxes                                             (2,406)          (2,663)              26
          Loss on sale of security                                               -            3,500                -
          Asset impairment charge                                                -           78,126                -
          Other                                                               (288)             581              498
          Changes in assets and liabilities (excluding business
          acquisitions):
             Decrease (increase) in accounts receivable                     13,226          (20,853)            (256)
             Decrease (increase) in inventories                              1,200           (3,227)           3,700
             Decrease (increase) in other assets                             1,714           (1,476)          (3,021)
             (Decrease) increase in accounts payable and accrued expenses   (9,675)          23,147           (4,497)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                       16,241           14,396            8,718
--------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

     Capital expenditures                                                   (4,429)          (3,711)          (3,517)
     Acquisition of The Interlink Companies, Inc., net of cash acquired          -          (13,677)          (2,544)
     Acquisition of Innovative Metal Fixtures, Inc.                         (2,014)               -                -
     Acquisition of customer list                                           (2,000)                                -
     Proceeds from the sale of fixed assets                                      -            3,495                9
     Investment in marketable security                                           -                -           (3,500)
     Other                                                                       -              165              713
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                           (8,443)         (13,728)          (8,839)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

     Increase (decrease) in checks issued against revolving credit
     facilities                                                              6,611           (4,575)           2,601
     (Repayments) Borrowings under credit facilities                        (7,667)           5,656             (493)
     Payments of notes payable                                              (3,758)               -                -
     Proceeds from the issuance of common stock                                  -              148            3,408
     Purchase of treasury stock                                               (465)             (39)          (5,960)
     Other                                                                     108                -              (88)
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (5,171)           1,190             (532)
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                  2,627            1,858             (653)

CASH, beginning of period                                                    2,943            1,085            1,738
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                       $  5,570        $   2,943         $  1,085
--------------------------------------------------------------------------------------------------------------------

                                                       See accompanying notes to
                                               Consolidated Financial Statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Source Interlink Companies, Inc. (the Company) and its subsidiaries distribute magazines direct to specialty retailers, design, manufacture, install and remove retail fixtures located at the check-out lane, manage retailers' claim for rebates with magazine publishers, provides access to a comprehensive database of point-of-sale data to retailers and product managers, and manufactures high-end wood retail display fixtures.

Principles of Consolidation

The consolidated financial statements include the accounts of Source Interlink Companies, Inc. and its wholly-owned subsidiaries (collectively, the Company) as of the date they were acquired. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

Certain amounts from the prior years have been reclassified to conform to current year presentation. The reclassifications included the reclass of certain shipping and delivery expenses from cost of revenues to selling, general and administrative expenses, the reclass of certain sales discounts from selling, general and administrative expenses to revenues and the reclass of our fulfillment service revenues from other income to revenues. These reclassification adjustments had no impact on income (loss) before income taxes.

Revenue Recognition

Magazine Distribution

Revenues from the sale of magazines the Company distributes are recognized at the time of shipment less allowances for estimated returns. Revenues from the sale of magazines to wholesalers that are not shipped through our distribution centers are recognized at the later of notification from the shipping agent that the product has been delivered or the on-sale date of the magazine. The Company records a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. Estimated returns are based on historical sell-through rates.

Fulfillment & Return Processing Services

Revenues from performing fulfillment and return processing services are recognized at the time the service is performed. The Company is generally compensated on either a per-copy or per-pound basis based on a negotiated price or a cost plus model.

Rebate Claim Filing

Revenues from the filing of rebate claims with publisher on behalf of retailers are recognized at the time the claim is filed. The revenue recognized is based on the amount claimed multiplied by our commission rate. The Company has developed a program whereby the Company will advance the claimed amount less applicable commissions to the retailers and collect the entire amount claimed from publishers for our own accounts.

Information Products

Revenues from information product contracts are recognized ratably over the subscription term, generally one year.

Custom Display Manufacturing

Revenues from the design and manufacture of custom display fixtures are recognized when the retailer accepts title to the display. Transfer of title usually occurs upon shipment. However, upon request from a customer, the product can be stored for future delivery for the convenience of the customer. If this occurs, we recognize revenue when the manufacturing and earnings processes are complete, the customer accepts title in writing, the product is invoiced with payment due in the normal course of business, the delivery schedule is fixed and the product is segregated from other goods. Services related to the manufacturing of displays such as freight, installation, warehousing and salvage are recognized when the services are performed.

Marketable Securities

Marketable securities are stated at fair market value or historical cost in accordance with Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consists of an investment in an equity security. Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are valued at fair value. Unrealized gains and losses are recorded, net of related income tax effects, as a separate component of equity. To date, the basis on which cost has been determined for the purpose of determining realized gains and losses has been specific identification.

Inventories

Inventories for In-store Services and Wood Manufacturing segments are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

Inventories for the Magazine Distribution segment are valued at the lower of cost or market. Magazine inventory cost is determined by the last-in, first-out ("LIFO") method. The effect of the LIFO reserve at January 31, 2003 on the balance sheet and the income statement is insignificant.

Property, Plant & Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting over the estimated useful lives ranging from 3 to 30 years.

Intangible Assets

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards FAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. In accordance with FAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2003. The impairment testing was performed in two steps: first, determining whether there was impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2003, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic assumptions to model its In-Store segment, it determined that the derived fair value of the In-Store segment was greater than the carrying value, indicating no impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.

Intangible assets consist primarily of goodwill. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. If it is determined that the fair values are less than the carrying amount of goodwill recorded on its Consolidated Balance Sheet, the Company must recognize an impairment in its financial statements (see summary of accounting principal regarding impairment of long-live assets). With the adoption of SFAS 142, goodwill is no longer amortized. Prior to the adoption we amortized goodwill over 15 to 20 years using a straight-line method.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result

Derivative Financial Instruments

The Company uses a derivative to hedge variable interest rate exposure related to its Bank of America credit facility. To achieve hedge accounting, the criteria specified in FAS No. 133, "Accounting for Derivative Instrument and Hedging Activities" must be met. FAS 133 requires all derivatives, whether designated for hedging relationships or not, to be recorded on the balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract has been designated and qualifies for hedge accounting. The Company's derivative did not qualify for hedge accounting and any changes in fair value are recorded on the statement of operations.

Concentrations of Credit Risk

The Company has significant concentrations of credit risk in its Magazine Distribution, In-Store Services and Wood Manufacturing segments. If the Company experiences a significant reduction in business from its customers, the Company's results of operations and financial condition may be materially and adversely affected.

Major Customers

During fiscal 2003, two customers accounted for 46.6% (27.7% and 18.9%) of total revenues.

During fiscal 2002, two customers accounted for 49.0% (26.4% and 22.6%) of total revenues.

During fiscal 2001, one customer accounted for 13.8% of total revenues.

Allowance for Doubtful Accounts

The Company provides for potential uncollectible accounts receivable based on customer specific information and historical collection experience.

Shipping and Handling Charges

Shipping and handling charges related to the distribution of magazines are included in Selling, General and Administrative expenses. These costs amounted to $14,720 and $9,797 in 2003 and 2002, respectively.

Relocation Expenses

The Company relocated its claims submission and fixture billing center, its Corporate Headquarters, and its magazine distribution administrative offices to its new facility in Bonita Springs, FL. The Company elected early adoption of FAS 146, "Accounting for Costs Associated with Exit of Disposal Activities" and accounted for the relocation in accordance with the guidance provided by FAS
146. FAS 146 requires recording costs associated with an exit or disposal activity at their fair values when a liability has been incurred. During fiscal 2003, the Company incurred $1,926 of expenses related to the relocations. These costs consist of reimbursement of moving expenses for relocating employees ($1,224), severance payments to non-relocation employees ($245) and other costs. The Company completed the relocation in April, 2003 at an additional cost of approximately $1,200. These expenses were recorded when incurred subsequent to year-end.

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

Accounting for Stock-Based Compensation

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the fiscal 2003, 2002 or 2001 net income
(loss) as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income (loss) per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                                    2003              2002               2001
----------------------------------------------------------------------------------------------------
Net income (loss)                              $        7,146    $       (73,378)   $         5,834
Stock compensation costs, net of tax                   (2,191)            (1,788)            (1,403)
                                                -------------     --------------     --------------
Adjusted net income (loss)                     $        4,955    $       (75,166)    $        4,431
                                                =============     ==============     ==============

Weighted average shares, basic                         18,229             17,915             17,591
Weighted average shares, diluted                       18,478             17,915             18,348

Basic earnings per share - as reported         $         0.39    $         (4.10)   $          0.33
                                                =============     ==============     ==============
Diluted earnings per share - as reported       $         0.39    $         (4.10)   $          0.32
                                                =============     ==============     ==============

Basic earnings per share - pro-forma           $         0.27    $         (4.20)   $          0.25
                                                =============     ==============     ==============
Diluted earnings per share - pro-forma         $         0.27    $         (4.20)   $          0.24
                                                =============     ==============     ==============

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,                              2003              2002               2001
-------------------------------------------------------------------------------------------------
Dividend yield                                         0%                    0%                 0%
Expected volatility                                 0.50                  0.60               0.56
Risk-free interest rate                     2.21% - 4.32%         3.27% - 4.78%      4.92% - 6.82%
-------------------------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company has adopted FAS No. 146 and the pronouncement did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided in FAS No. 123, the Company has elected to apply APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expenses when granted with an exercise price equal to fair market value. The Company intends to continue to apply the provisions of APB No. 25.

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time, the Company does not believe that the adoption of this interpretation will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is currently evaluating the impact of FIN 46 on its financial statements, but does not expect that there will be any material impact.

2.       BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

The Interlink Companies, Inc.

In a series of transactions occurring between February 21, 2001 and June 1, 2001, the Company acquired all of the stock of The Interlink Companies, Inc. ("Interlink") for cash totaling $13 million (including professional fees and net of cash acquired) and 980,025 shares of the Company's common stock, valued at the time of acquisition at $5.4 million. Interlink has various operating companies, including International Periodical Distributors, Inc. ("IPD"), a direct distributor of magazines, and Deyco, a specialty national magazine distributor.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $70.9 million.

Unaudited Pro Forma Results of Operations

Unaudited pro forma results of operations for 2002 and 2001 for the Company and Interlink, assuming the acquisition took place on February 1, 2001 and 2000, are listed below (in thousands):

                                                   2002            2001
----------------------------------------------------------------------------
Total Revenues                 As reported     $   237,702     $     91,748
                               Pro forma           298,324          271,766
Net Income (loss)              As reported         (73,378)           5,834
                               Pro forma           (85,035)          (1,505)
Earnings (loss) Per Share
    Basic                      As reported     $     (4.10)    $       0.33
    Diluted                    As reported           (4.10)            0.32
    Basic                      Pro forma             (4.66)           (0.08)
    Diluted                    Pro forma             (4.66)           (0.08)
---------------------------------------------------------------------------

Innovative Metal Fixtures, Inc.

In May, 2002 the Company (through its Aaron Wire subsidiary) acquired all of the assets of Innovative Metal Fixtures, Inc. for $2.6 million ($2.0 million in cash and $0.6 million in a note payable to the former owner). Innovative Metal Fixtures, Inc. manufactures wire and metal fixture displays from manufacturing facilities in Vancouver, British Columbia.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $2.0 million. The fair value of the assets acquired was allocated primarily to goodwill. Pro-forma results have not been shown due to the lack of significance of the acquisition.

Foreign Title Customer List

In May, 2002, the Company acquired a customer (publisher) list giving the Company the right to distribute domestically a group of foreign titles. The agreement calls for an initial payment of $2.0 million and additional contingent payments up to $3.5 million over the next three years based on the overall gross profit generated from the sale of these titles. Payments under this agreement are included in intangible assets and are being amortized over ten years. Amortization expense of $150 thousand is included in Selling, General and Administrative expenses.

3.       ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                              2003             2002
------------------------------------------------------------------------
Accounts Receivable                       $     96,083     $     116,101
Allowance:
     Sales returns and other                    38,289            43,349
     Doubtful accounts                           5,925             6,142
------------------------------------------------------------------------
                                                44,214            49,491
------------------------------------------------------------------------

                                          $     51,869     $      66,610
========================================================================

4.       INVENTORIES

Inventories consist of the following (in thousands):

                                              2003             2002
------------------------------------------------------------------------
Raw materials                             $      2,413     $       2,559
Work-in-process                                  1,752             1,754
Finished goods:
      Fixtures                                   1,174             1,790
      Magazine inventory                        10,573            10,820
------------------------------------------------------------------------

                                          $     15,912     $      16,923
========================================================================

In the event of non-sale, magazine and periodical inventories are generally returnable to the publishers for full credit.

5.       PROPERTY, PLANTS AND EQUIPMENT

Property, Plants and Equipment consist of the following (in thousands):

                                              2003              2002
------------------------------------------------------------------------
Land                                      $        911     $       1,423
Buildings                                        7,222             8,584
Leasehold Improvements                           1,190             1,048
Machinery & Equipment                            8,746             8,946
Vehicles                                           344               584
Furniture and Fixtures                           3,247             1,400
Computers                                        6,011             5,576
------------------------------------------------------------------------
Total Property, Plants and Equipment      $     27,671     $      27,561
========================================================================

6.       GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows (in thousands):

                                              2003              2002
------------------------------------------------------------------------
Indefinite-lived Intangible Assets:
    Goodwill                              $     44,750     $      42,769

Amortizable Intangible Assets:
    Other                                        2,483               300
    Accumulated Amortization                      (436)             (192)
------------------------------------------------------------------------

Intangibles, net                          $     46,797     $      42,877
------------------------------------------------------------------------

Amortization expense for each of the five succeeding years is estimated to be approximately (in thousands) $200 in 2004 and $150 thereafter.

For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three years ended January 31, 2003, adjusted to exclude goodwill amortization.

(in thousands, except per share data)                       2003               2002               2001
-----------------------------------------------------------------------------------------------------------
Reported Net Income                                   $          7,146    $       (73,378)   $        5,834
Add back: Goodwill amortization, net of tax                          -              4,842             2,448
                                                      ----------------    ---------------    --------------

Adjusted Net Income                                   $          7,146    $       (68,536)   $        8,282
                                                      ================    ===============    ==============

Reported Earnings Per Share - Basic                   $           0.39    $         (4.10)   $         0.33
                                                      ================    ===============    ==============

Reported Earnings Per Share -Diluted                  $           0.39    $         (4.10)   $         0.32
                                                      ================    ===============    ==============

Adjusted Earnings Per Share - Basic                   $           0.39    $         (3.83)   $         0.47
                                                      ================    ===============    ==============

Adjusted Earnings Per Share -Diluted                  $           0.39    $         (3.83)   $         0.45
                                                      ================    ===============    ==============

In 2002, we recorded an asset impairment charge related to the carrying value of goodwill. The events and/or changes in circumstances that indicated that the recoverability of the carrying amount of our goodwill should be assessed are described below:

     A valuation analysis was commissioned in preparation for adopting SFAS 142 effective February 1, 2002. The initial phases of this analysis revealed that we had experienced significant decreases in the market value of our subsidiaries, Interlink and Huck. Early adoption of SFAS 142 was prohibited, however, it did serve to alert us that we have experienced a significant decrease in the market value of our assets.

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

The following table shows, by segment, the original goodwill net of accumulated amortization, the impairment charge and the resulting goodwill at January 31, 2002 (in thousands):

                              Original      Impairment     Resulting
Segment                       Goodwill        Charge       Goodwill
--------------------------------------------------------------------
In-Store                       42,769              -        42,769

Manufacturing                   9,539          9,539             -

Magazine Distribution          68,587         68,587             -
====================================================================

7.  DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                                      2003              2002
==================================================================================================
Revolving Credit Facility - Bank of America                      $       26,611   $         36,073

Revolving Credit Facilities - Congress Financial Corporation             12,857             11,068

Industrial Revenue Bonds                                                  4,000              4,000

Notes payable to former owners of acquired company, currently
being disputed by Company                                                 1,886              2,750

Term loan - Congress Financial Corporation                                    -              2,778

Note payable to former owner of acquired company                            200                400

Other                                                                       687                606

--------------------------------------------------------------------------------------------------
Total Long-term Debt                                                     46,241             57,675

Less current maturities                                                  29,215             42,097
--------------------------------------------------------------------------------------------------

Long-term Debt                                                   $       17,026   $         15,578
==================================================================================================

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

The Bank of America credit agreement enables the Company to borrow up to $46 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.3625% at January 31, 2003) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan. Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was not in compliance with the covenant pertaining to maintaining a minimum EBITDA or the covenant pertaining to maintaining a minimum debt to EBITDA ratio as defined by the agreement as of January 31, 2003. The Company has requested and obtained a waiver from Bank of America relating to these covenants through April 30, 2003. In addition to this waiver, the bank lowered certain financial ratio covenants for the period ended April 30, 2003 and provided two three-month extensions that, if exercised, would extend the maturity of the agreement through February 1, 2004.

Availability under the Bank of America facility is limited by the Company's borrowing base calculation as defined in the agreement resulted in excess availability of approximately $13.8 million at January 31, 2003.

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005.

The Congress agreements provide for maximum combined borrowings of $25.0 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal 0.25% in excess of the prime rate (4.25% as of January 31, 2003). The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at January 31, 2003.

Availability under the Congress facility is limited by the Company's borrowing base calculation as defined in the agreement resulted in excess availability of approximately $2.4 million at January 31, 2003.

In connection with the acquisition of Interlink, the Company assumed debt to the former owners of IPD. The Company is currently disputing the remaining amounts owed and has commenced legal action requesting the court release the Company of any further obligation under these arrangements. The notes were due in fiscal 2003 and bear interest of 12%, which the Company continues to accrue pending the outcome of the pending litigation.

On January 30, 1995, the City of Rockford, Illinois issued $4,000 of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. The proceeds of the issuance were utilized to construct our manufacturing facility in Rockford, Illinois. Bank of America ("the Bank") has issued an unsecured letter of credit for $4,100 in connection with the IRB. The bonds are secured by the trustee's indenture and the letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

Annual maturities of long-term debt are as follows (in thousands): 2004 - $29,215; 2005 - $38; 2006 - $12,898; 2007 - $43; 2008 - $47; thereafter -
$4,000.

8.  EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                    2003          2002          2001
=====================================================================================================
Weighted average number of common shares outstanding               18,229        17,915        17,591
-----------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options and warrants                                         249             -           757
-----------------------------------------------------------------------------------------------------
Total effect of dilutive securities                                   249             -           757
-----------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding - as
adjusted                                                           18,478        17,915        18,348
=====================================================================================================

Certain items were excluded from the dilution calculation for the following reasons (shares in thousands):

At January 31, 2003, options and warrants to purchase 3,484 and 234 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock for 2003.

At January 31, 2002, options and warrants to purchase 4,326 and 262 shares of common stock, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive due to the Company's net loss.

At January 31, 2001, options and warrants to purchase 1,373 and 682 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock for 2001.

9.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

                                                                       2003                     2002
------------------------------------------------------------------------------------------------------
Deferred Tax Assets
        Net operating loss carryforwards                             $  6,951                 $  7,391
        Allowance for doubtful accounts                                 1,870                    2,579
        Goodwill                                                        2,409                    3,292
        Other                                                           1,027                      380
------------------------------------------------------------------------------------------------------
                                                                       12,257                   13,592
Less:  Valuation allowance                                             (8,226)                 (10,235)
------------------------------------------------------------------------------------------------------
Deferred Tax Asset, Net                                                 4,031                    3,257
------------------------------------------------------------------------------------------------------

Deferred Tax Liabilities
        Book/tax difference in capital assets                           1,613                      806
        Book/tax difference in accounts receivable                          -                    1,259
        Other                                                               -                       80
------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                          1,613                    2,145
------------------------------------------------------------------------------------------------------

Net Deferred Tax Asset (Liability)                                      2,418                    1,112
======================================================================================================

Classified as:
        Current asset (liability)                                       1,471                     (953)
        Long-term asset (liability)                                       947                    2,065
------------------------------------------------------------------------------------------------------

Net Deferred Tax Asset (Liability)                                      2,418                    1,112
======================================================================================================

At January 31, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $20,214 expiring through 2018.

Valuation allowances exist on assets where there is uncertainty as to their eventual utilization. Valuation allowances relate primarily to NOL's whose usage is limited by law.

Components of earnings (loss) before income taxes are as follows:

                                                              2003            2002               2001
-------------------------------------------------------------------------------------------------------
United States                                               $ 5,689         $ (75,160)         $  8,761
Foreign                                                       1,940               735               849
-------------------------------------------------------------------------------------------------------

                                                            $ 7,629         $ (74,425)         $  9,610
=======================================================================================================

Provision (benefit) for federal and state income taxes in the consolidated statements of operations consist of the following components (in thousands):

                                                             2003             2002               2001
=======================================================================================================
Current
    Federal                                                 $ 1,108         $     969          $  2,875
    State                                                       195               216               636
    Foreign                                                     485               431               239
-------------------------------------------------------------------------------------------------------
Total Current                                                 1,788             1,616             3,750
-------------------------------------------------------------------------------------------------------

Deferred
    Federal                                                  (1,137)           (2,143)               97
    State                                                      (200)             (474)               21
    Foreign                                                      32               (46)              (92)
-------------------------------------------------------------------------------------------------------
Total Deferred                                               (1,305)           (2,663)               26
-------------------------------------------------------------------------------------------------------

Total Income Tax (Benefit) Expense                          $   483         $  (1,047)         $  3,776
=======================================================================================================

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2002, 2001 and 2000 (in thousands):

                                                              2003            2002              2001
-------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate              $ 2,594         $ (23,305)         $  3,267
Change in valuation allowance                                (2,109)                -                 -
Non-deductible goodwill amortization                              -             1,266               478
Non-deductible goodwill impairment                                -            23,325                 -
Non-taxable life insurance proceeds                               -              (714)                -
State income tax expense (benefit), net of
   federal income tax benefit                                   403              (207)              444
Difference in foreign tax rates                                (142)              134              (142)
Other, net                                                     (263)               360              (271)
-------------------------------------------------------------------------------------------------------

Income Tax (Benefit) Expense                                $   483         $  (1,047)         $  3,776
=======================================================================================================

10  RELATED PARTY TRANSACTIONS

The Company paid Armstrong Teasdale LLP approximately $531, $800 and $510 for the years ended January 31, 2003, 2002 and 2001, respectively for legal services. Mr. Kenneth Teasdale is Chairman of Armstrong Teasdale LLP and has served as a director on the Company's Board of Directors since March 2000.

11. COMMITMENTS

Leases

The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.

Rent expense was approximately (in thousands) $4,870, $3,553 and $1,785 for the years ended January 31, 2003, 2002 and 2001, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2003 (in thousands):

Year Ending January 31,                          Leases
---------------------------------------------------------
      2004                                      $   4,890
      2005                                          4,438
      2006                                          3,212
      2007                                          2,677
      2008                                          2,649
      Thereafter                                   15,152
---------------------------------------------------------

                                                $  33,018
=========================================================

12. LITIGATION AND CONTINGENCIES

Litigation

The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

13. WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2003:

Exercise Price     Number Outstanding     Date Exercisable     Date of Expiration
---------------------------------------------------------------------------------
     5.39                 8,000              May 23, 2002        August 31, 2005
     8.40               200,000             June 15, 1999          June 15, 2005
    14.00                25,644              May 23, 2002        August 31, 2005
=================================================================================

14. EMPLOYEE BENEFIT PLANS

Profit Sharing and 401(k) Plan

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2003, 2002, and 2001.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2003, 2002, and 2001 pursuant to this Plan were approximately (in thousands) $343, $413, and $283, respectively.

Stock Award Plan

In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 2003, 2002, or 2001.

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

Union Plan

At January 31, 2003, approximately 240 of the Company's 1,300 employees were members of a collective bargaining unit. The Company is party to two collective bargaining agreements, which expire on December 31, 2005 and September 30, 2004.

Company contributions to the Union funds charged to operations were approximately $430, $440 and $440 for the years ended January 31, 2003, 2002, and 2001, respectively.

Stock Option Plans

Under the Company's stock option plans, options to acquire shares of Common Stock have been made available for grant to certain employees and non-employee directors. Each option granted has an exercise price of not less than 100% of the market value of the Common Stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted.

                                                                         Weighted
                                                      Range of            Average
                                Number of             Exercise            Exercise
                                 Options               Prices             Price
                                --------------------------------------------------
Options outstanding at
  January 31, 2000              2,963,795         $ 1.66 - $ 21.60       $   10.95

Options granted                   757,000             3.69 - 18.31            8.28
Options forfeited or expired      544,782             2.42 - 16.63           11.55
Options exercised                 109,965             2.42 - 16.63            7.83
                                --------------------------------------------------
Options outstanding at
  January 31, 2001              3,066,048             1.66 - 21.60           10.29

Options granted                 2,349,416              3.92 - 6.31            5.11
Options forfeited or expired    1,032,701             4.00 - 16.63           10.77
Options exercised                  56,364              2.42 - 2.66            2.63
                                --------------------------------------------------
Options outstanding at
  January 31, 2002              4,326,399             1.66 - 21.60            7.46

Options granted                   926,750              4.27 - 6.00            4.83
Options forfeited or expired      545,633             1.66 - 16.63            6.26
Options exercised                  16,599              2.42 - 5.00            4.63
                                --------------------------------------------------
Options outstanding at
  January 31, 2003              4,690,917             2.42 - 21.60            7.07
==================================================================================

The following table summarizes information about the stock options outstanding at January 31, 2003:

                                                                  Options
                            Options Outstanding                 Exercisable
                    --------------------------------------------------------
                                             Remaining
                           Number            Contractual           Numbers
Exercise Price           Outstanding        Life (Months)        Exercisable
----------------------------------------------------------------------------
$ 2.42 - $ 5.00           2,147,128            53 - 112           1,552,179
    5.01 - 7.50           1,042,955            36 - 118             833,288
   7.51 - 10.00             629,667            70 - 90              593,667
  10.01 - 15.00             552,667            71 - 88              527,467
  15.01 - 21.60             318,500            78 - 86              309,420
                          ---------                               ---------

                          4,690,917                               3,816,021
===========================================================================

Options exercisable at January 31, 2003 totaled 3,816,021 with a weighted average exercise price of $7.58.

Options exercisable at January 31, 2002 totaled 2,548,042 with a weighted average exercise price of $8.56.

Options exercisable at January 31, 2001 totaled 1,540,008 with a weighted average exercise price of $10.17.

The weighted average fair value of each option granted during the year was $1.80, $2.23, and $3.47 (at grant date) in 2003, 2002, and 2001, respectively.

The options above were issued at exercise prices which were equal to or exceeded quoted market price at the date of grant.

At January 31, 2003, 603,430 shares were available for grant under the plans.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid is as follows (in thousands):

Year Ended January 31,      2003         2002         2001
============================================================
Interest                  $  3,545     $  3,590     $  2,241

Income Taxes              $  2,609     $  2,565     $  7,433
============================================================

Significant non-cash activities were as follows:

In connection with the Interlink acquisition in May 2001, the Company issued 980,025 shares of Common Stock.

During 2003, the company retired 1,126,120 shares of common stock held in treasury which was recorded at a cost of $6,383.

As part of the relocation of our North Carolina claim submission and fixture billing center to Bonita Springs, Florida, the assets related to the land and building located in North Carolina totaling $1,841 was placed on the market for sale. As a result, the related assets were removed from our capital asset accounts and are recorded in other long-term assets.

In conjunction with business acquisitions, the Company used cash as follows (in thousands):

                                                              Year ended January 31,
                                                           ----------------------------
                                                             2003       2002       2001
---------------------------------------------------------------------------------------
Fair value of assets acquired, excluding cash              $  3,015  $  77,435     $ -
Less:  Liabilities assumed and created upon acquisition         397     58,309       -
Less:  Note payable issued                                      604
Less:  Stock issued                                               -      5,449       -
---------------------------------------------------------------------------------------

Net Cash Paid                                              $  2,014  $  13,677     $ -
=======================================================================================

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its exposure to interest rate risk, in February 2001 the Company entered into an interest rate swap agreement with a notional amount of $15.0 million that expires in January 2004. The swap converts the floating rate return on certain of the Company's credit facilities to a fixed interest rate. As of January 31, 2003, the fair value of the derivative was a liability of approximately $670 thousand, which is recorded in accounts payable and accrued expenses.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair values of each class of financial instruments for which it is practicable to estimate that value:

Trade Receivables and Income Taxes Receivable

The carrying amounts approximate fair value because of the short maturity of those instruments.

Accounts Payable and Accrued Expenses

Carrying amounts are reasonable estimates of fair value due to the relatively short period between origination and expected repayment of these instruments.

Long-term Debt and Revolving Credit Facility

It is presumed that the carrying amounts of the revolving credit facilities are a reasonable estimate of fair value because the financial instruments primarily bear variable interest rates.

Rates estimated to be currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing long-term debt.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                       Carrying      Fair
January 31, 2003                                         Value       Value
============================================================================
Financial Assets
        Trade receivables                              $  51,869   $  51,869
        Income taxes receivable                        $   6,883   $   6,883

Financial Liabilities
        Accounts payable and accrued expenses          $  50,119   $  50,119
        Long-term debt                                 $  46,241   $  43,263
============================================================================

                                                       Carrying      Fair
January 31, 2002                                         Value       Value
============================================================================
Financial Assets
        Trade receivables                              $  66,610   $  66,610
        Income taxes receivable                        $   6,085   $   6,085

Financial Liabilities
        Accounts payable and accrued expenses          $  60,362   $  60,362
        Long-term debt                                 $  57,675   $  57,613
============================================================================

18. SEGMENT FINANCIAL INFORMATION

The Company's segment reporting is based on the reporting of senior management to the Chief Executive Officer. This reporting combines the Company's business units in a logical way that identifies business concentrations and synergies. Presentation has been modified from the prior year from pre-tax income to operating income to conform to how financial results are presented to the Chief Executive Officer.

The reportable segments of the Company are Magazine Distribution, In-Store Services, and Wood Manufacturing.

The Magazine Distribution segment derives revenues from (1) selling and distributing magazines to major book chains, independent retailers and secondary wholesalers throughout North America, (2) serving as secondary national distributor, (3) providing return processing services for major book chains and
(4) providing fulfillment services or other wholesalers.

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

The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies. The In-Store Services "Selling, General & Administrative" segment includes the majority of corporate overhead and the related corporate assets and expenditures.

Segment results follow (in thousands):

                                                Magazine       In-Store           Wood
   Year ended January 31, 2003                Distribution     Services      Manufacturing     Consolidated
------------------------------------------------------------------------------------------------------------
Revenue                                      $      211,663  $      61,296   $       17,477   $      290,436
Cost of Revenue                                     164,702         35,253           16,390          216,345
                                             ---------------------------------------------------------------
Gross Profit                                         46,961         26,043            1,087           74,091
Selling, General & Administrative                    39,515         19,971            1,799           61,285
Relocation Expense                                       85          1,841                -            1,926
                                             ---------------------------------------------------------------
Operating Income                             $        7,361  $       4,231   $         (712)  $       10,880
                                             ===============================================================

Total Assets                                 $       32,862  $     108,111   $       15,395   $      156,368
                                             ===============================================================

                                                Magazine       In-Store           Wood
   Year ended January 31, 2002                Distribution     Services      Manufacturing     Consolidated
------------------------------------------------------------------------------------------------------------
Revenue                                      $      155,804  $      63,927   $      $17,971   $      237,702
Cost of Revenue                                     126,216         33,612           16,163          175,991
                                             ---------------------------------------------------------------
Gross Profit                                         29,588         30,315            1,808           61,711
Selling, General & Administrative                    26,352         18,848            1,709           46,909
Amortization of Goodwill                              2,359          2,723              342            5,424
Asset Impairment Charge                              68,587                           9,539           78,126
                                             ---------------------------------------------------------------
Operating Income                             $      (67,710) $       8,744   $       (9,782)  $      (68,748)
                                             ===============================================================

Total Assets                                 $       36,961  $     109,997   $       17,426   $      164,384
                                             ===============================================================

                                                Magazine       In-Store           Wood
   Year ended January 31, 2001                Distribution     Services      Manufacturing     Consolidated
------------------------------------------------------------------------------------------------------------
Revenue                                          $    -      $      67,239   $       24,509   $       91,748
Cost of Revenue                                       -             34,669           18,920           53,589
                                             ---------------------------------------------------------------
Gross Profit                                          -             32,570            5,589           38,159
Selling, General & Administrative                     -             21,808            1,471           23,279
Amortization of Goodwill                              -              2,677              317            2,994
Operating Income                                 $    -      $       8,085   $        3,801   $       11,886
                                             ===============================================================

Total Assets                                     $    -      $     128,495   $       28,613   $      157,108
                                             ===============================================================

The Company derives essentially all its revenues inside the United States. Revenues from operations outside the United States were not significant in 2003, 2002 or 2001.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2003 and 2002 is as follows (table in thousands, except per share amounts):

                                Q1           Q2           Q3             Q4
                            -----------------------------------------------------
                             April 30      July 31    October 31     January 31
                            -----------------------------------------------------
     2003
Total Revenue               $    66,755  $    73,854  $    80,942   $      68,885
Gross Profit                     18,684       17,738       20,193          17,476
Net Income (Loss)                 1,598        1,065        2,789           1,694

EPS - Diluted               $      0.09  $      0.06  $      0.15   $        0.09
EPS - Basic                        0.09         0.06         0.15            0.09

     2002
Total Revenue               $    18,257  $    57,347  $    81,933   $      80,165
Gross Profit                      6,938       16,299       22,510          15,964
Net Income                        2,525        1,176        2,551         (79,630)

EPS - Diluted               $      0.15  $      0.07  $      0.14   $       (4.37)
EPS - Basic                        0.15         0.07         0.14           (4.37)

During the fourth quarter, the Company reclassified certain shipping and handling costs previously reported in Cost of Revenues to Selling, General and Administrative expenses, which increased reported gross profit. The reclassified amounts were as follows: $3,675, $3,318 and $4,118 for the periods ended April, 30, 2002, July 31, 2002 and October 31, 2002, respectively. This reclassification adjustment also impacted the previously reported results from fiscal year 2002 as follows: $-, $2,542 and $3,880 for the periods ended April 30, 2001, July 31, 2001 and October 31, 2001, respectively.

Quarterly financial data for the fourth quarter of 2002 includes a goodwill impairment charge of $78,126.

Report of Independent Certified Public Accountants

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

The audits referred to in our report dated April 30, 2003, relating to the consolidated financial statements of Source Interlink Companies, Inc., which are referred to in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 30, 2003

                                   SCHEDULE II

                        SOURCE INTERLINK COMPANIES, INC.
                   Valuation and Qualifying Accounts Schedule
                                January 31, 2003
                                 (in thousands)

            Column A                       Column B              Column C             Column D      Column E
---------------------------------------------------------------------------------------------------------------
                                                                       Charged to
                                          Balance at    Charged to       other
                                         beginning of   costs and      accounts -                   Balance at
          Description                       period       expenses     describe (1)   Deductions   end of period
---------------------------------------------------------------------------------------------------------------
Year ended January 31, 2003:                6,142         2,023              -         3,340          5,005
Allowance for doubtful accounts
Year ended January 31, 2002:                1,398         2,823          7,206         5,285          6,142
Allowance for doubtful accounts
Year ended January 31, 2001:                1,123         1,477              -         1,203          1,398
Allowance for doubtful accounts
Year ended January 31, 2003:               40,076       232,706              -       235,788         36,994
Allowance for sales return
Year ended January 31, 2002:                    -       152,220         33,592       145,736         40,076
Allowance for sales return
---------------------------------------------------------------------------------------------------------------

(1)  Additions due to acquisitions

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                                                    DESCRIPTION
       ------                -----------------------------------------------------------------------------------
 3.1*                        Articles of Incorporation

 3.2*                        Bylaws

 3.3*                        Amendment to Articles of Incorporation

 3.4*                        Amendments to Bylaws

 3.5*                        Amendment to Articles of Incorporation

 3.6*                        Amendment to Articles of Incorporation

 3.7*                        Amendment to Articles of Incorporation

 4.1*                        Form of Common Stock Certificate

10.1*                        Form of Indemnity Agreement with Officers and Directors

10.2*                        Credit Agreement between The Source Information Management Company and Bank of
                             America, N.A. dated December 22, 1999

10.2.1*                      Amendment to Credit Agreement between The Source Information Management Company and
                             Bank of America, N.A. dated December 22, 1999

10.2.2(y)                    Second Amendment and Waiver Agreement between Source Interlink Companies, Inc. and
                             Bank of America, N.A. dated May 1, 2003

10.3(x)*                     The Source Information Management Company Amended and Restated 1995 Incentive Stock
                             Option Plan

10.6(x)*                     Employment and Non-Competition Agreement with James R. Gillis dated as of December
                             14, 1998

10.6.1(x)*                   Amendment to Employment and Non-Competition Agreement with James R. Gillis dated as of August 3, 2000

10.19*                       Irrevocable Letter of Credit No. 3022930 dated February 8, 2000, issued by Bank of
                             America, N.A. in the amount of $4,073,973 upon the request of Source-Myco, Inc., a
                             Delaware corporation, and The Source Information Management Company, a Missouri
                             corporation, in respect to the Industrial Project Revenue Bonds, Series 1995,
                             issued pursuant to the Indenture of Trust dated as of January 1, 1995 between the
                             City of Rockford, Illinois and Amalgamated Bank of Chicago, as trustee

10.20(x)*                    The Source Information Management Company Amended and Restated 1998 Omnibus Plan

10.21(x)*                    Employment Agreement Between The Source Information Management Company and S.
                             Leslie Flegel dated February 6, 2001

10.22(x)*                    Employment Agreement Between The Source Information Management Company and Jason S.
                             Flegel dated January 3, 2001

10.23(x)*                    Employment and Non-Competition Agreement Between The Source Information Management
                             Company and Monte Weiner dated August 3, 2000

10.24*                       Agreement and Plan of Merger, dated as of May 31, 2001, by and among The Source
                             Information Management Company, Source-Interlink Acquisition, Inc., The InterLink
                             Companies, Inc. and the Shareholders and Option Holders of the InterLink Companies,
                             Inc.

10.25*                       Loan and Security Agreement by and between Congress Financial Corporation (Western)
                             and David E. Young, Inc. dated February 22, 2001

10.25.1*                     First Amendment to Loan and Security Agreement and Waiver dated as of April 30,
                             2002, by and between Congress Financial Corporation (Western) and David E. Young,
                             Inc.

10.26*                       Loan and Security Agreement by and between Congress Financial Corporation (Western)
                             and International Periodical Distributors, Inc. dated February 22, 2001

10.26.1*                     First Amendment to Loan and Security Agreement and Waiver dated as of April 30, 2002, by and between Congress Financial Corporation (Western) and International Periodical Distributors, Inc.

10.27*                       Purchase and Sale Agreement by and between Source-Myco, Inc, Source-Yeager Industries, Inc.,
                             Source-Huck Store Fixture Company, The Source Information Management Company and BFG Holdings
                             2001 dated August 8, 2001 and Amendments 1 through 4, thereto.

10.28*                       Standard Lease Agreement between SINV II, LLC as Landlord and Source-Huck Store Fixture Company
                             as Tenant dated October 31, 2001

10.29*                       Standard Lease Agreement between SINV, LLC as Landlord and Source-Huck Store Fixture Company
                             as Tenant dated October 31, 2001

10.31*                       Lease Agreement by and between Riverview Associates Limited Partnership and Source
                             Interlink Companies, Inc. dated August 9, 2001

10.32(y)                     Industrial Lease between Broadway Properties LTD and Innovative Metal Fixtures,
                             Inc. dated for reference June 1, 2001 and Assignment and Assumption Agreement
                             between Innovative Metal Fixtures, Inc., Aaron Wire & Metal Products LTD and
                             Broadway Properties LTD dated May 3, 2002

10.33(y)                     Net Lease between Conewago Contractors, Inc. and Pennsylvania International
                             Distribution Services, Inc. dated as of May 1, 2000

10.34(y)                     Lease Agreement between Regal Business Center, Inc and Publisher Distribution
                             Services, Inc. dated as of September 1, 1998, as amended by Modification and
                             Ratification of Lease Agreement dated as of October __, 1998 and Second
                             Modification and Ratification of Lease Agreement dated as of October __, 2001

10.35(y)                     Lease Agreement between Milan Industrial Park and Eastern News Distributors, Inc.
                             dated as of September __, 1995, as assigned by Assignment and Assumption of Lease between COMAG Marketing Group, Inc. and International Periodical Distributors, Inc.
                             dated as of April 27, 2001

10.36(y)                     Commercial Lease Agreement between NCSC Properties LLC and Huck Store Fixture
                             Company of North Carolina dated July 1, 2002

10.37(y)                     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank, Sylvia Goshen, Anna
                             Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing Corp. dated June
                             1, 1989, as amended by Extension of Lease dated October 22, 1999

10.38(y)                     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank, Sylvia Goshen,
                             Steven Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing
                             Corporation dated November 1, 1995, as amended by Extension of Lease dated October
                             22, 1999

10.39(y)                     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank, Sylvia Goshen, Anna
                             Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing Corp. dated
                             September 1, 1984, as amended by Extension of Lease dated October 22, 1999

21.1(y)                      Subsidiaries of the Company

23.1(y)                      Consent of BDO Seidman, LLP

99.1(y)                      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section
                             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Incorporated by reference to exhibits to reports or statements previously filed by the registrant with the U.S. Securities and Exchange Commission.

(y)              Filed herewith.

(x) Indicates management contract or compensatory plan or arrangement.