Form 10-Q
period 2003-04-30
SOURCE INTERLINK COMPANIES INC
filed 2003-06-16
CIK 943605

                                 UNTIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        (Mark One)
        [X] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the quarterly period ended April 30, 2003

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the transition period from _________ to _________

        Commission file number   1-13437
                              --------------------------------------------------

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              MISSOURI                                        43-1710906
--------------------------------------------------------------------------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

    27500 RIVERVIEW CENTER BLVD., SUITE 400
    BONITA SPRINGS, FLORIDA                                      34134
-----------------------------------------------       --------------------------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (239) 949-4450
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding on May 23, 2003
                    -----                   ---------------------------
        Common Stock, $.01 Par Value               18,282,231

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
ITEM  1.   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of
           April 30, 2003 and January 31, 2003                                               4

           Consolidated Statements of Income for the three months
           ended April 30, 2003 and 2002                                                     5

           Consolidated Statement of Stockholders'
           Equity for the three months ended April 30, 2003                                  6

           Consolidated Statements of Cash Flows for the
           three months ended April 30, 2003 and 2002                                        7

           Notes to Consolidated Financial Statements                                        8

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                             14

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                        23

ITEM  4.   CONTROLS AND PROCEDURES                                                          24


                                  PART II - OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS                                                                25

ITEM  2.   CHANGES IN SECURITIES                                                            25

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES                                                  25

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              25

ITEM  5.   OTHER INFORMATION                                                                25

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K                                                 25

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                       (unaudited)      (in thousands)

                                                                         April 30,      January 31,
                                                                           2003             2003
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash                                                               $       6,717   $        5,570
     Trade receivables (Note 2)                                                64,575           51,869
     Inventories (Note 2)                                                      15,477           15,912
     Income taxes receivable                                                    7,806            6,883
     Deferred tax asset                                                         1,545            1,471
     Other current assets                                                       2,471            2,051
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           98,591           83,756
-------------------------------------------------------------------------------------------------------

Property, Plants and Equipment                                                 28,099           27,671
Less accumulated depreciation and amortization                                (8,268)          (7,532)
-------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                             19,831           20,139
-------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Intangibles, net                                                          52,504           46,797
     Deferred tax asset                                                           930              947
     Other                                                                      4,750            4,729
-------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                             58,184           52,473
-------------------------------------------------------------------------------------------------------

                                                                        $     176,606   $      156,368
-------------------------------------------------------------------------------------------------------

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                      (in thousands, except par value)

                                                                        (unaudited)
                                                                         April 30,      January 31,
                                                                           2003             2003
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Checks issued against future advances on revolving credit
     facility                                                            $      5,696   $        6,611
     Accounts payable and accrued expenses, net of allowance for returns of $38,399 and $31,543 at April 30 and January 31, 2003
     respectively                                                              57,230           50,119
     Current maturities of long-term debt (Note 3)                             36,405           29,215
     Other current liabilities                                                     24               24
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      99,355           85,969
Debt, less current maturities (Note 3)                                         23,235           17,026
Other long-term liabilities                                                       572            1,148
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             123,162          104,143
-------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
     Preferred Stock, $.01 par  (2,000 shares authorized; none
     issued)                                                                        -                -
     Common Stock, $.01 par  (40,000 shares authorized; 18,363
     shares issued)                                                               184              184
     Additional paid-in-capital                                                97,338           97,338
-------------------------------------------------------------------------------------------------------
     Total contributed capital                                                 97,522           97,522
Accumulated deficit                                                          (43,878)         (44,520)
Accumulated other comprehensive income (loss):
    Foreign currency translation                                                  367            (210)
-------------------------------------------------------------------------------------------------------
                                                                               57,011           52,792
Less: Treasury Stock (100 at cost)                                              (567)            (567)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                     53,444           52,225
-------------------------------------------------------------------------------------------------------
                                                                         $    176,606   $      156,368
-------------------------------------------------------------------------------------------------------


                                       4               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF INCOME

                                                                                           (unaudited)
                                                                 (in thousands, except per share data)

April 30,                                                                  2003             2002
-------------------------------------------------------------------------------------------------------
Revenues                                                                $      81,015   $       66,755
Costs of Revenues                                                              60,234           48,071
-------------------------------------------------------------------------------------------------------
Gross Profit                                                                   20,781           18,684
Selling, General and Administrative Expense                                    17,414           14,873
Relocation Expenses                                                             1,730              296
-------------------------------------------------------------------------------------------------------
Operating Income                                                                1,637            3,515
-------------------------------------------------------------------------------------------------------
Other Income (Expense)
        Interest expense, net                                                   (906)            (806)
        Other                                                                     152               77
-------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                    (754)            (729)
-------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                        883            2,786
Income Tax Expense                                                                241            1,188
-------------------------------------------------------------------------------------------------------
Net Income                                                              $         642   $        1,598
-------------------------------------------------------------------------------------------------------

Earnings per Share - Basic                                              $        0.04   $         0.09
Weighted Average of Shares Outstanding - Basic (Note 5)                        18,262           18,255
Earnings per Share - Diluted                                            $        0.04   $         0.09
Weighted Average of Shares Outstanding - Diluted (Note 5)                      18,470           18,431
-------------------------------------------------------------------------------------------------------

                                       5               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        (unaudited)
                                                                                                     (in thousands)


                                                                                                          Total
                                                                         Other                        Stockholders'
                             Common Stock     Additional             Comprehensive   Treasury Stock      Equity
                           -----------------  Paid - in   Accumulate    Income      -----------------
                            Shares   Amount    Capital     Deficit      (Loss)       Shares  Amount
--------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2003    18,363  $  184    $ 97,338    $ (44,520)  $    (210)     (100)  $ (567)   $     52,225

Net income                        -       -           -         642             -         -        -            642
Foreign Currency
Translation                       -       -           -           -           577         -        -            577
                                                                                                         -----------
Comprehensive income                                                                                          1,219
                                                                                                         -----------

--------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2003      18,363  $  184    $ 97,338    $ (43,878)  $      367     (100)  $ (567)   $     53,444
====================================================================================================================


                                       6               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           (unaudited)
                                                                                        (in thousands)

Years ended April 30,                                                        2003           2002
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                            $        642   $       1,598
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                            1,079             658
        Provision for losses on accounts receivable                                404             264
        Deferred income taxes                                                     (57)             366
        Other                                                                      238             (4)
        Changes in assets and liabilities (excluding business
        acquisitions):
           (Increase) decrease in accounts receivable                         (13,110)          10,289
           Decrease in inventories                                                 434           2,860
           (Increase) decrease in other assets                                 (1,364)             884
           Increase (decrease) in accounts payable and accrued
           expenses                                                              6,534        (12,544)
-------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (5,200)           4,371
-------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
    Capital expenditures                                                         (522)           (751)
    Payments under export agreement                                            (1,400)               -
    Other                                                                            -              24
-------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                              (1,922)            (727)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    (Increase) Decrease in checks issued against revolving credit
    facilities                                                                   (914)           4,236
    Borrowings (repayments) under credit facilities                              9,409         (7,349)
    Purchase of treasury stock                                                       -           (499)
    Payments of notes payable                                                    (226)               -
    ---------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  8,269         (3,612)
-------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                 1,147              32

CASH, beginning of period                                                        5,570           2,943
-------------------------------------------------------------------------------------------------------

CASH, end of period                                                       $      6,717   $       2,975
-------------------------------------------------------------------------------------------------------


                                       7               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

The consolidated financial statements as of April 30, 2003 and 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2003. The results of operations for the three month period ended April 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

2.      BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following (in thousands):

                                                 April 30, 2003      January 31, 2003
          -------------------------------------------------------------------------------
          Accounts Receivable                    $        115,848    $            96,083
          Allowance:
               Sales returns and other                     45,364                 38,289
               Doubtful accounts                            5,909                  5,925
          -------------------------------------------------------------------------------
                                                           51,273                 44,214
          -------------------------------------------------------------------------------

                                                 $         64,575    $            51,869
          -------------------------------------------------------------------------------



Inventories consist of the following (in thousands):

                                                 April 30, 2003      January 31, 2003
        ---------------------------------------------------------------------------------
        Raw materials                           $           2,386    $             2,413
        Work-in-process                                     2,022                  1,752
        Finished goods:
          Fixtures                                          1,340                  1,174
          Magazine                                          9,729                 10,573
        ---------------------------------------------------------------------------------

                                                $          15,477    $            15,912
        ---------------------------------------------------------------------------------

The Company receives full-credit from the publisher for all undistributed and returned magazines.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.      DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                           April 30,        January 31,
                                                              2003             2003
      -----------------------------------------------------------------------------------
      Revolving Credit Facility - Bank of America          $     33,303  $        26,611

      Revolving Credit Facilities - Congress Financial
      Corporation                                                15,575           12,857

      Guaranteed payments under magazine
      export agreement (Note 4)                                   4,200                -

      Industrial Revenue Bonds                                    4,000            4,000

      Notes payable to former owners of acquired
      company, currently being disputed by Company                1,886            1,886

      Note payable to former owner of acquired company                -              200

      Other                                                         676              687

      -----------------------------------------------------------------------------------
      Total Long-term Debt                                       59,640           46,241

      Less current maturities                                    36,405           29,215
      -----------------------------------------------------------------------------------

      Long-term Debt                                       $     23,235  $        17,026
      -----------------------------------------------------------------------------------

Bank Of America Credit Facility

On December 22, 1999, the Company entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all real and personal property of the Company excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The agreement was further amended on May 1, 2003 to waive and amend certain financial covenants and provide the Company with two options to extend the agreement (if both options were exercised) through February 1, 2004.

The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.26% at April 30, 2003) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at April 30, 2003.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement, resulted in excess availability of $12.3 million at April 30, 2003.


Congress Financial Credit Facilities

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2002, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005.

The agreements provide for maximum combined borrowings of $25 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate (2.25% at April 30, 2003). The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at April 30, 2003.

In connection with the acquisition of Interlink, the Company assumed debt to the former owners of IPD. The Company is currently disputing the remaining amounts owed and has commenced legal action requesting the court release the Company of any further obligation under these arrangements.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement, resulted in excess availability of $2.7 million at April 30, 2003.

4.      BUSINESS COMBINATIONS

Innovative Metal Fixtures, Inc.

In May, 2002, the Company, through its Source Canada, Inc. (f/k/a Aaron Wire and Metal Products, Ltd.) subsidiary, acquired all of the assets of Innovative Metal Fixtures, Inc. for $2.6 million ($2.0 million in cash and $0.6 million in a note payable to the former owner). Innovative Metal Fixtures, Inc. manufactures wire and metal fixture displays from manufacturing facilities in Vancouver, British Columbia.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $2.0 million. The fair value of the assets acquired was allocated primarily to goodwill. Pro-forma results have not been shown due to the insignificance of the acquisition.

Foreign Title Customer List

In May, 2002, the Company acquired a customer (publisher) list giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement calls for an initial payment of $2.0 million and additional contingent payments up to $3.5 million spread over the next three years based on the overall gross profit generated from the sale of these titles. Payments under this agreement are included in intangible assets and are being amortized over ten years.

Magazine Export Agreement

In March, 2003, the Company entered into an agreement with a leading exporter of domestic titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from sales to these customers. Guaranteed payments under this agreement are included in intangible assets and are being amortized over fifteen years, the term of the agreement.

5.      EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                 Three Months Ended
                                                                      April 30,
                                                                 2003          2002
      -----------------------------------------------------------------------------------
      Basic weighted average number of common shares
      outstanding                                                  18,262         18,255

      Effect of dilutive securities:
         Stock options and warrants                                   208            176
      -----------------------------------------------------------------------------------

      Diluted weighted average number of common shares
      outstanding                                                  18,470         18,431
      -----------------------------------------------------------------------------------

For the quarter ended April 30, 2003, stock options to purchase 3,455 shares and warrants convertible into 234 shares were excluded from the calculation of diluted income per share because their exercise/ conversion price exceeded the average market price of the common shares during the period.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

      Three Months Ended April 30,                          2003               2002
      -----------------------------------------------------------------------------------
      Interest                                       $            839   $            848

      Income Taxes                                   $            837   $            689
      -----------------------------------------------------------------------------------

In connection with the magazine export agreement discussed in Note 4, a liability of $4.2 million was recognized for guaranteed payments owed under the agreement.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.      STOCK OPTION PLANS

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the period ended April 30, 2003 and 2002 as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

               Three Months Ended April 30,                     2003           2002
               ---------------------------------------------------------------------------
               Net income                                  $          642   $       1,598
               Stock compensation costs, net of tax                 (320)           (548)
                                                              ------------    ------------
               Adjusted net income                         $          322   $       1,050
                                                              ------------    ------------

               Weighted average shares, basic                      18,262          18,255
               Weighted average shares, diluted                    18,470          18,431

               Basic earnings per share - as reported      $         0.04   $        0.09
                                                              ------------    ------------
               Diluted earnings per share - as reported    $         0.04   $        0.09
                                                              ------------    ------------

               Basic earnings per share - pro-forma        $         0.02   $        0.06
                                                              ------------    ------------
               Diluted earnings per share - pro-forma      $         0.02   $        0.06
               ---------------------------------------------------------------------------

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

               Year Ended January 31,                     2003            2002
               ---------------------------------------------------------------------
               Dividend yield                                    0%              0%
               Expected volatility                             0.50            0.60
               Risk-free interest rate                        2.16%   3.27% - 4.78%
               ---------------------------------------------------------------------

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

The reportable segments of the Company are Magazine Distribution, In-Store Services, Wood Manufacturing and Shared Services.

The Magazine Distribution segment derives revenues from (1) selling and distributing magazines to major specialty retail book chains, independent retailers, and secondary wholesalers throughout North America, (2) the export of

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

domestic titles internationally to foreign wholesalers or through domestic brokers (3) serving as secondary national distributor, (4) providing return processing services for major specialty retail book chains and (5) providing fulfillment services to other wholesalers.

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

Shared Services consists of overhead functions not allocated to individual operating segments. Previously, the majority of these expenses were included in the In-Store Services segment. Comparable information is not available and not presented for the prior fiscal year.

Segment results follow (in thousands):

                                                                                     Other
                                          Magazine      In-Store       Wood        (Shared
 Three Months Ended April 30, 2003      Distribution    Services   Manufacturing  Services)    Consolidated
 -----------------------------------------------------------------------------------------------------------
 Revenue                               $      64,066  $    13,092  $      3,857  $         -   $     81,015
 Cost of Revenue                              49,500        7,433         3,301            -         60,234
                                         -------------------------------------------------------------------
 Gross Profit                                 14,566        5,659           556            -         20,781
 Selling, General &
 Administrative                               11,210        2,270           381        3,553         17,414
 Relocation Expense                            1,654            -             -           76          1,730
                                         -------------------------------------------------------------------
 Operating Income (Loss)               $       1,702  $     3,389           175  $   (3,629)   $      1,637
                                         -------------------------------------------------------------------

 Total Assets                          $      53,078  $    82,849        16,939  $    23,740   $    176,606
                                         -------------------------------------------------------------------

                                      Magazine       In-Store         Wood
 Three Months Ended April 30, 2003  Distribution     Services    Manufacturing  Consolidated
 ---------------------------------------------------------------------------------------------
 Revenue                           $       64,066  $      13,092  $       3,857 $      81,015
 Cost of Revenue                           49,500          7,433          3,301        60,234
                                     ---------------------------------------------------------
 Gross Profit                              14,566          5,659            556        20,781
 Selling, General & Administrative         11,210          5,823            381        17,414
 Relocation Expense                         1,654             76              -         1,730
                                     ---------------------------------------------------------
 Operating Income                  $        1,702  $       3,389  $         175 $       1,637
                                     ---------------------------------------------------------



                                      Magazine       In-Store         Wood
 Three Months Ended April 30, 2002  Distribution     Services    Manufacturing  Consolidated
 ---------------------------------------------------------------------------------------------
 Revenue                           $       47,544  $      13,364  $       5,847 $      66,755
 Cost of Revenue                           37,205          6,517          4,349        48,071
                                     ---------------------------------------------------------
 Gross Profit                              10,339          6,847          1,498        18,684
 Selling, General & Administrative          9,628          4,760            485        14,873
 Relocation Expense                             -            296              -           296
                                     ---------------------------------------------------------
 Operating Income                  $          711  $       1,791  $       1,013 $       3,515
                                     ---------------------------------------------------------

 Total Assets                      $       98,836  $      20,404  $      33,037 $     152,277
                                     ---------------------------------------------------------

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

Our reportable segments are Magazine Distribution, In-Store Services, Wood Manufacturing and Shared Services. Shared Services consists of corporate administrative services such as Corporate Finance, Human Resources, MIS and Executive Offices that are not allocated to the operating divisions. Previously, these expenses were included under the In-Store Services segment.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (all discussion of results is in thousands):


  APRIL 30,                                                  2003               2002
                                                       --------------------------------------
 Revenues                                                  $      81,015     $        66,755
 Cost of Revenues                                                 60,234              48,071
                                                             ------------      --------------
    Gross Profit                                                  20,781              18,684
 Selling, General and Administrative Expense                      17,414              14,873
 Relocation Expenses                                               1,730                 296
                                                             ------------      --------------
    Operating Income                                               1,637               3,515
 Interest Expense                                                  (906)               (806)
 Other Expense (Income)                                              152                  77
                                                             ------------      --------------
       Income before taxes                                           883               2,786
 Income Tax Expense (Benefit)                                        241               1,188
                                                             ------------      --------------
       Net Income                                          $         622     $         1,598
 --------------------------------------------------------------------------------------------

 Gross Profit Margin                                               25.7%               28.0%
 Selling, General and Administrative Expense (% of                 21.5%               22.3%
 Revenue)

Revenues

                               2003          2002      CHANGE        %
                           -------------- ----------- ---------- -----------
                                  81,015      66,755     14,260       21.4%
                           -------------- ----------- ---------- -----------

The increase in revenues from the prior quarter is primarily due to the increase in revenues from magazine distribution ($16,522) partially offset by a decrease in revenues from wood manufacturing ($1,990).

The increase in magazine distribution revenues is attributable to both organic growth in our domestic operations ($10,330) and the expansion of our distribution network to include foreign distribution ($6,192).

The increases in our domestic operations relate to an increase in our share of the total magazines distributed to our existing customers, new customers, and an increase in distribution of weekly news magazines in the first quarter due to world events. We have also experienced significant growth in revenue from the domestic sales of foreign titles.

Gross Profit

                               2003          2002      CHANGE        %
                           -------------- ----------- ---------- -----------
                                 20,781      18,684      2,097       11.2%
                           -------------- ----------- ---------- -----------

The increase in gross profit from the prior quarter is attributable to the increase in revenues described above partially offset by a 2.3% decrease in gross profit margins. The decrease in the gross profit margin relates to a higher percentage of revenues derived from magazine distribution, which generally has a lower gross profit margin than our In-Store Services segment. In addition, lower volume at our wire and wood manufacturing plants resulted in lower gross profit and gross profit margins in the In-Store Services and Wood Manufacturing segments.

Selling, General and Administrative Expense ("SG&A")


                               2003          2002      CHANGE        %
                           -------------- ----------- ---------- -----------
                                  17,414      14,873      2,541       17.1%

The increase in selling, general and administrative expenses relate primarily to the overall growth in our business both organically and through the acquisition of new businesses. Approximately $860 of the increase related to higher freight costs due to the overall increase in distribution levels. SG&A as a percent of revenues decreased as we were able to leverage our existing infrastructure to manage increased distribution without significant increase in fixed costs.

Relocation Expenses

In the first quarter of 2004, we completed the relocation of the administrative operations of our Magazine Distribution business from San Diego, California to our new Corporate Headquarters in Bonita Springs, Florida.

During 2003, we relocated our claim submission and fixture billing center in High Point, North Carolina and our Corporate Headquarters in St. Louis, Missouri to our new Corporate Headquarters in Bonita Springs, Florida. This relocation was completed in the fourth quarter of 2003.

Income before taxes

                               2003          2002      CHANGE        %
                           -------------- ----------- ---------- -----------
                                     883       2,786     (1,903)    (68.3)%

Income before taxes decreased due to the factors described above. Profit margins decreased from 4.2% to 1.1%. The decrease in profit margin related to the higher relocation costs in the current quarter versus the comparable quarter of the prior fiscal year and a higher concentration of revenues in the Magazine Distribution business, which generally has lower operating margins than either In-Store Services or Wood Manufacturing. The Magazine Distribution business has a significant variable cost component to its SG&A related to shipping and handling of product that has increased as revenues increased. The In-Store Services and Wood Manufacturing businesses have a more fixed SG&A component that allows gross profit after a certain point to directly impact operating and profit margins.

Interest Expense

Interest and related expenses relate primarily to our significant debt instruments, which consist of our revolving line-of-credit with Bank of America, our credit facilities with Congress Financial, our IRB related to our Rockford, IL manufacturing facility and debt to prior owners of Interlink.

Interest expense increased from the prior year due to higher average borrowings consistent with the overall growth of the Company.

Other Expense (Income)

Other expense (income), consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful. Neither reported period included a significant other expense (income) item.

Income Tax Expense

The effective income tax rates were 27.3% and 42.6% for the period ended April 30, 2003 and 2002, respectively.

The difference between the effective tax rates relates to the realization of a portion of the NOL acquired with our acquisition of Interlink that was reserved at the end of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the Magazine Distribution segment are the cost of the periodicals and the cost of freight, labor and overhead associated with our distribution centers.

Our primary cash requirements for the In-Store Services segment are the cost of raw materials, labor, and factory overhead incurred in the production of front-end displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to receive a cash advance on future collections of their rebate claims, which is repaid when those claims are paid by publishers.

Our primary cash requirements for the Wood Manufacturing segment are for purchasing materials, the cost of labor, and factory overhead incurred in the manufacturing process.

Historically, we have financed our business activities through cash flows from operations, borrowings under available lines of credit and through the issuance of equity securities.

Net cash (used in) provided by operating activities was $(5,200) and $4,371 for the quarter-ended April 30, 2003 and 2002, respectively.

Operating cash flows in the first quarter of fiscal year 2004 were primarily from net income ($642), adding back non-cash charges such as depreciation and amortization ($1,079) and provisions for losses on accounts receivable ($404), and a significant increase in accounts payable ($6,534). These cash providing activities were offset by a significant increase in accounts receivable ($13,110).

The increase in accounts receivable related primarily to the magazine export agreement and the inception of that business, which caused an increase in accounts receivable of $6,175. The first quarter included two months of operations from this business and no cash collection due to standard payment terms of 90 days, which is typical for this segment of the industry. In addition, a large portion of the collections on the current quarter's rebate claims, which are generally collected in the last week of the fiscal quarter, fell into the first week of the second quarter. Finally, magazine distribution for the fiscal quarter ended April 30, 2003, increased significantly over the prior quarter.

The increase in accounts payable related primarily to the acquisition of a customer list and the inception of that business, which caused an increase in accounts payable of $5,764.

Operating cash flows in the first quarter of fiscal year 2003 were primarily from net income ($1,598), adding back non-cash charges such as depreciation and amortization ($658) and provisions for losses on accounts receivable ($264), a significant decrease in accounts receivable ($10,289), and a decrease in inventories ($2,860). The decrease in accounts receivable related primarily to an unusually high level of accounts receivable as of the beginning of the quarter returning to more normal levels.

Net cash used in investing activities was $(1,922) and $(727) for the quarter-ended April 30, 2003 and 2002, respectively.

Investing activities in the first quarter of fiscal year 2004 consisted primarily of the initial payment on the acquisition of a customer list.

Investing activities in the first quarter of fiscal year 2003 consisted entirely of capital expenditures.

Our borrowing agreements limit the amount we can expend on capital expenditures in any fiscal year.

Net cash provided by (used in) financing activities was $8,269 and $(3,612) for the quarter-ended April 30, 2003 and 2002, respectively.

Financing activities in the first quarter of fiscal year 2004 consisted primarily of borrowings on our credit facilities ($9,409) to pay for the acquisition of a customer list and working capital needs.

Financing activities in the first quarter of fiscal year 2003 consisted of a decrease in outstanding balances on our credit facility partially due to a large amount of checks issued that had not cleared against our facility. Due to the nature of our Advance Pay program, it is not uncommon to have significant checks issued that have not cleared against our credit facility at the end of our fiscal quarters.

At April 30, 2003, our total debt obligations were $59,640, excluding outstanding letters of credit. Debt consists of our revolving credit facility with Bank of America that we use to fund our In-Store Services and Wood Manufacturing segments, our revolving credit facilities with Congress Financial Corporation that we use to fund our Magazine Distribution segment, and an Industrial Revenue Bond connected to our manufacturing facility in Illinois, amounts owed related to the magazine export agreement, and a note payable to the former owners of an acquired company.

On December 22, 1999, the Company entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all real and personal property of the Company excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The agreement was further amended on May 1, 2003 to waive and amend certain financial covenants and provide the Company with two options to extend the agreement (if both options were exercised) through February 1, 2004.

The credit agreement enables the Company to borrow up to $46.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.26% at April 30, 2003) plus 4.85% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at April 30, 2003.

Availability under the facility is limited by the Company's borrowing base calculation as defined in the agreement resulted in excess availability of $12.3 million at April 30, 2003.

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2002, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005.

The agreements provide for maximum combined borrowings of $25 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal 0.25% in excess of the prime rate (2.25% at April 30, 2003). The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at April 30, 2003.

Availability under the facility is limited by the Company's borrowing base calculation as defined in the agreement resulted in excess availability of $2.7 million at April 30, 2003.

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

Amounts owed related to the magazine export agreement consist of quarterly payments of 12 quarterly payments of $350 beginning in January 2004.

The note payable to the previous owner of an acquired company is past due and is being disputed under the conditions of the acquisition agreement.

We believe that our cash flow from operations together with our revolving credit facilities will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future. We have identified and executed a term sheet with a lender to replace the Bank of America credit facility. The lender is currently in the process of finalizing due diligence related to this new facility. We anticipate this new agreement will be sufficient to fund our working capital needs and will be finalized before the existing facility expires on August 1, 2003. If necessary, we can avail ourselves of the offer to extend the facility for two additional three month periods.

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

Revenue Recognition

 The Company records a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. Estimated sales returns are based on historical sales returns and daily point-of sale data from significant customers. The purchase return estimate calculated from the sales return reserve is based on historical gross profit. If the historical data the Company uses to calculate these estimates does not properly reflect future results, revenue and/or cost of sales may be misstated.

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

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible
Assets

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the asset will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations. Deterioration of our business overall or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates primarily to credit facilities with Bank of America, N.A. and credit facilities with Congress Financial Corporation.

The credit facility with Bank of America has an outstanding principal balance of approximately $33.3 million as of April 30, 2003. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement.

In order to minimize our exposure to interest rate risk, our lender required us to enter into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At April 30, 2003 the fair value of the swap is recorded in accrued expenses. The change in the fair value of the swap is recorded in other income (expense).

The two credit facilities with Congress are secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The revolving credit facilities had a combined outstanding principal balance of approximately $15.6 million at April 30, 2003. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately 2.0% or our first quarter revenues. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our purchase of magazines from foreign publishers and sale of domestic magazine titles to foreign wholesalers. Foreign magazines are purchased in foreign currency (primarily Euros) and sold domestically in US$. Domestic magazines are purchased in US$ and in some instances sold internationally in local currency. A significant change in the relative strength of the US$ could have a significant impact on the sales of these magazines at retail.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

As of February 1, 2003, the Company issued to S. Leslie Flegel, its Chairman and Chief Executive Officer, an option to acquire 150,000 shares of the Company's common stock for a purchase price of $4.56 per share, the prevailing market price of the Company's common stock on the date the option was issued. The option provides that it may be exercised as to 50,000 shares immediately, as to an additional 50,000 shares after February 1, 2004 and as to the remaining 50,000 shares after February 1, 2005. The option expires on February 1, 2013. The option was issued as additional compensation for Mr. Flegel's service to the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 See Exhibit Index

         (b)     Reports on Form 8-K.

                 On April 8, 2003, the Company filed a Current Report on Form 8-K under Item 5 thereof disclosing reporting a change in the date of the Company's 2003 Annual Meeting of Shareholders and the deadline for shareholders to submit proposals for inclusion in the Company's 2003 Proxy Statement.

                 On May 1, 2003, the Company filed a Current Report on Form 8-K under Item 9 thereof disclosing the Company's public announcement of the results of operation for the fiscal quarter ended January 31, 2003 and the fiscal year then ended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOURCE INTERLINK COMPANIES, INC.


Date:  June 16, 2003                            /s/ MARC FIERMAN
                                                ---------------------------
                                                Marc Fierman
                                                Chief Financial Officer

I, S. Leslie Flegel, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Source-Interlink Companies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003

                                 /s/ S. Leslie Flegel
                                 ----------------------------
                                 S. Leslie Flegel
                                 Chairman and Chief Executive Officer

I, Marc Fierman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Source-Interlink Companies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003
                                 /s/ Marc Fierman
                                 ----------------------------
                                 Marc Fierman
                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                Description
------                -----------
10.21          Employment and Non-Competition Agreement dated May 21, 2003 between S. Leslie Flegel and
               Source Interlink Companies, Inc.

10.40          Agreement of Lease dated as of October 24, 2000 by and between Joseph P. Day Realty Corp., as agent for owner Ron Bet 40th Street LLC, and Brand Manufacturing Corp.

99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.