Form 10-Q
period 2003-07-31
SOURCE INTERLINK COMPANIES INC
filed 2003-09-15
CIK 943605

                                  UNTIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 31, 2003

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from           to
                                        ---------    ---------

         Commission file number   1-13437
                               -------------------------------------------------

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                MISSOURI                                 43-1710906
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

   27500 RIVERVIEW CENTER BLVD., SUITE 400
   BONITA SPRINGS, FLORIDA                                  34134
-------------------------------------------    ---------------------------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                        Outstanding on September 9, 2003
               -----                        --------------------------------
     Common Stock, $.01 Par Value                      18,470,722

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
          July 31, 2003 and January 31, 2003                                 1

          Consolidated Statements of Income for the three months
          and six months ended July 31, 2003 and 2002                        3

          Consolidated Statement of Stockholders'
          Equity for the six months ended July 31, 2003                      4

          Consolidated Statements of Cash Flows for the
          six months ended July 31, 2003 and 2002                            5

          Notes to Consolidated Financial Statements                      6-14

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         15

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         26

ITEM  4.  CONTROLS AND PROCEDURES                                           27


                   PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS                                                 28

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         28

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES                                   28

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               28

ITEM  5.  OTHER INFORMATION                                                 28

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                                  28

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                  (in thousands)

                                                       (unaudited)
                                                         July 31,       January 31,
                                                           2003            2003
                                                       ------------    ------------

ASSETS
CURRENT
       Cash                                            $      8,410    $      5,570
       Trade receivables (Note 2)                            67,561          51,869
       Inventories (Note 2)                                  16,692          15,912
       Income taxes receivable                                2,557           6,883
       Deferred tax asset                                     3,745           1,471
       Other current assets                                   3,189           2,051
                                                       ------------    ------------
TOTAL CURRENT ASSETS                                        102,154          83,756
                                                       ============    ============

Property, Plants and Equipment                               28,245          27,671
Less accumulated depreciation and amortization               (8,996)         (7,532)
                                                       ------------    ------------
NET PROPERTY, PLANTS AND EQUIPMENT                           19,249          20,139
                                                       ============    ============

OTHER ASSETS
       Intangibles, net                                      53,432          46,797
       Deferred tax asset                                       918             947
       Other                                                  4,731           4,729
                                                       ------------    ------------
TOTAL OTHER ASSETS                                           59,081          52,473
                                                       ============    ============
                                                       $    180,484    $    156,368
                                                       ============    ============


                                       1               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                (in thousands, except par value)

                                                        (unaudited)
                                                          July 31,      January 31,
                                                            2003            2003
                                                        ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
        Checks issued against future advances on
        revolving credit facility                       $      3,103    $      6,611
        Accounts payable and accrued expenses, net of
        allowance for returns of $50,281 and $31,543
        at July 31 and January 31, 2003 respectively          61,431          50,119
        Current maturities of long-term debt (Note 3)         36,625          29,215
        Other current liabilities                                140              24
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                    101,299          85,969
Debt, less current maturities (Note 3)                        21,486          17,026
Other long-term liabilities                                      576           1,148
                                                        ------------    ------------
TOTAL LIABILITIES                                            123,361         104,143
                                                        ============    ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
        Preferred Stock, $.01 par (2,000 shares
        authorized; none issued)                                  --              --
        Common Stock, $.01 par  (40,000 shares
        authorized; 18,484 shares issued)                        185             184
        Additional paid-in-capital                            98,014          97,338
                                                        ------------    ------------
        Total contributed capital                             98,199          97,522
Accumulated deficit                                          (41,022)        (44,520)
Accumulated other comprehensive income (loss):
              Foreign currency translation                       513            (210)
                                                        ------------    ------------
                                                              57,690          52,792
Less: Treasury Stock (100 at cost)                              (567)           (567)
                                                        ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                    57,123          52,225
                                                        ============    ============
                                                        $    180,484    $    156,368
                                                        ============    ============


                                       2               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                             Three Months Ended July 31,      Six Months Ended July 31,
                                                                 2003            2002            2003            2002
                                                            ------------    ------------    ------------    ------------

Revenues                                                    $     85,155    $     73,854    $    166,170    $    140,609
Costs of Revenues                                                 62,375          56,116         122,609         104,187
                                                            ------------    ------------    ------------    ------------
Gross Profit                                                      22,780          17,738          43,561          36,422
Selling, General and Administrative Expense                       13,852          10,745          26,734          21,944
Fulfillment Freight                                                3,948           3,318           8,480           6,993
Relocation Expenses                                                   --             696           1,730             992
                                                            ------------    ------------    ------------    ------------
Operating Income                                                   4,980           2,979           6,617           6,493
                                                            ------------    ------------    ------------    ------------
Other Income (Expense)
            Interest expense, net                                 (1,061)           (747)         (1,967)         (1,553)
            Other                                                     37            (309)            188            (231)
                                                            ------------    ------------    ------------    ------------
Total Other Income (Expense)                                      (1,024)         (1,056)         (1,779)         (1,784)
                                                            ------------    ------------    ------------    ------------
Income Before Income Taxes                                         3,956           1,923           4,838           4,709
Income Tax Expense                                                 1,099             858           1,340           2,046
                                                            ------------    ------------    ------------    ------------
Net Income                                                  $      2,857    $      1,065    $      3,498    $      2,663
                                                            ============    ============    ============    ============

Earnings per Share - Basic                                  $       0.16    $       0.06    $       0.19    $       0.15
Weighted Average of Shares Outstanding - Basic (Note 5)           18,323          18,193          18,292          18,224
Earnings per Share - Diluted                                $       0.15    $       0.06    $       0.18    $       0.14
Weighted Average of Shares Outstanding - Diluted (Note 5)         19,679          18,389          19,074          18,410
                                                            ============    ============    ============    ============



                                       3               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                                    Other
                                    Common Stock       Additional               Comprehensive      Treasury Stock         Total
                               ---------------------    Paid-in    Accumulated      Income      --------------------  Stockholders'
                               Shares       Amount      Capital       Deficit       (Loss)       Shares      Amount       Equity
                               --------   ----------   ----------  -----------  -------------   --------    --------  -------------
Balance, January 31, 2003        18,363   $      184   $   97,338   $  (44,520)   $     (210)       (100)   $   (567)   $   52,225

Net income                           --           --           --        3,498            --          --          --         3,498
Foreign currency translation         --           --           --           --           723          --          --           723
                                                                                                                        ==========
Comprehensive income                                                                                                         4,221
                                                                                                                        ----------
Exercise of stock options           121            1          549           --            --          --          --           550
Other                                --           --          127           --            --                                   127
                               --------   ----------   ----------   ----------    ----------    --------    --------    ----------
Balance, July 31, 2003           18,484   $      185   $   98,014   $  (41,022)   $      513        (100)   $   (567)   $   57,123
                               ========   ==========   ==========   ==========    ==========    ========    ========    ==========



                                       4               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                  (in thousands)

Six months ended July 31,                                                              2003            2002
--------------------------------------------------------------                     ------------    ------------

OPERATING ACTIVITIES
       Net income                                                                  $      3,498    $      2,663
       Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation and amortization                                                 2,013           1,465
            Provision for losses on accounts receivable                                   1,082             264
            Deferred income taxes                                                        (2,246)            749
            Other                                                                           606              73
            Changes in assets and liabilities (excluding business acquisitions):
                (Increase) decrease in accounts receivable                              (16,773)         10,243
                (Increase) in inventories                                                  (781)           (260)
                Decrease (increase) in other assets                                       3,186            (932)
                Increase (decrease) in accounts payable and accrued expenses             10,855          (9,383)
                                                                                   ------------    ------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,440           4,882
                                                                                   ============    ============

INVESTMENT ACTIVITIES
       Capital expenditures                                                                (915)         (2,787)
       Payments under export agreement                                                   (1,400)             --
       Acquisition of Innovative Metal Fixtures, Inc.                                        --          (2,014)
       Payments under import agreement                                                   (1,000)         (2,000)
       Other                                                                                 --              85
                                                                                   ------------    ------------
CASH USED IN INVESTING ACTIVITIES                                                        (3,315)         (6,716)
                                                                                   ============    ============

FINANCING ACTIVITIES
       (Increase) decrease in checks issued against revolving credit facilities          (3,508)          3,561
       Borrowings under credit facilities                                                 8,305           1,381
       Issuance of common stock upon the exercise of stock options                          551              --
       Payments of notes payable                                                           (633)            (58)
                                                                                   ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                     4,715           4,884
                                                                                   ============    ============

INCREASE IN CASH                                                                          2,840           3,050

CASH, beginning of period                                                                 5,570           2,943
                                                                                   ------------    ------------
CASH, end of period                                                                $      8,410    $      5,993
                                                                                   ============    ============




                                       5               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The consolidated financial statements as of July 31, 2003 and 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2003. The results of operations for the six month period ended July 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

2. BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following (in thousands):

                                               July 31, 2003   January 31, 2003
                                               -------------   ----------------

Accounts Receivable                             $    128,161     $     96,083
Allowance:
     Sales returns and other                          55,065           38,289
     Doubtful accounts                                 5,535            5,925
                                                ------------     ------------
                                                      60,600           44,214
                                                ------------     ------------
                                                $     67,561     $     51,869
                                                ============     ============

Inventories consist of the following (in thousands):

                                               July 31, 2003   January 31, 2003
                                               -------------   ----------------

Raw materials                                   $      1,864      $      2,413
Work-in-process                                        2,753             1,752
Finished goods:
  Fixtures                                             1,740             1,174
  Magazine                                            10,335            10,573
                                                ------------      ------------

                                                $     16,692      $     15,912
                                                ============      ============

The Company receives full-credit from the publisher for all undistributed and returned magazines.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                                                    July 31,      January 31,
                                                                                      2003           2003
                                                                                  ------------   ------------

Revolving Credit Facility - Bank of America                                       $     33,587   $     26,611

Revolving Credit Facilities - Congress Financial Corporation                            14,187         12,857

Guaranteed payments under magazine export agreement (Note 4)                             4,200             --

Industrial Revenue Bonds                                                                 4,000          4,000

Notes payable to former owners of acquired company,
currently being disputed by Company                                                      1,886          1,886

Note payable to former owner of acquired company                                            --            200

Other                                                                                      251            687
                                                                                  ------------   ------------
Total Long-term Debt                                                                    58,111         46,241

Less current maturities                                                                 36,625         29,215
                                                                                  ------------   ------------

Long-term Debt                                                                    $     21,486   $     17,026
                                                                                  ============   ============

Bank of America Credit Facility

On December 22, 1999, the Company entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all real and personal property of the Company excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The agreement was further amended on May 1, 2003 to waive and amend certain financial covenants and provide the Company with two options to extend the agreement (if both options were exercised) through February 1, 2004. In August 2003, the Company elected to extend the agreement through November 1, 2003.

The credit agreement enables the Company to borrow up to $40.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.14% at July 31, 2003) plus 5.35% and carries a facility fee of 1/4% per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at July 31, 2003.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $6.1 million at July 31, 2003.

Congress Financial Credit Facilities

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005.

The agreements provide for maximum combined borrowings of $25 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.75% in excess of the prime rate (4.00% at July 31, 2003). The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at July 31, 2003.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $2.6 million at July 31, 2003.

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

Magazine Import Agreement

In May, 2002, the Company entered into an agreement giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement calls for an initial payment of $2.0 million and additional contingent payments up to $3.5 million spread over the next three years based on the overall gross profit generated from the sale of these titles. Payments under this agreement are included in intangible assets and are being amortized over ten years.

Magazine Export Agreement

In March, 2003, the Company entered into an agreement with a leading exporter of domestic titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from sales to these customers. Guaranteed payments under this agreement were capitalized at inception and are included in intangible assets and are being amortized over fifteen years, the term of the agreement. The portion of the guaranteed payments not previously paid are included in Notes Payable.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                        July 31,                     July 31,
                                                                   2003           2002           2003           2002
                                                               ------------   ------------   ------------   ------------

Basic weighted average number of common shares outstanding           18,323         18,193         18,292         18,224

Effect of dilutive securities:
   Stock options and warrants                                         1,356            196            782            186
                                                               ------------   ------------   ------------   ------------

Diluted weighted average number of common shares outstanding         19,679         18,389         19,074         18,410
                                                               ============   ============   ============   ============

For the quarter ended July 31, 2003, stock options to purchase 1,490 shares and warrants convertible into 26 shares were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Six Months Ended July 31,                                2003            2002
                                                     ------------    ------------

Interest                                             $      1,861    $      1,536

Income Taxes                                         $     (1,691)   $        512
                                                     ============    ============

In connection with the magazine export agreement, discussed in Note 4, a liability of $4.2 million was recognized for guaranteed payments owed under the agreement.

7. STOCK OPTION PLANS

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the period ended July 31, 2003 and 2002 as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                                Three Months Ended               Six Months Ended
                                                     July 31,                        July 31,
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------

Net income                                 $      2,857    $      1,065    $      3,498    $      2,663
Stock compensation costs, net of tax               (320)           (548)           (640)         (1,096)
                                           ------------    ------------    ------------    ------------
Adjusted net income                        $      2,537    $        517    $      2,858    $      1,567
                                           ------------    ------------    ------------    ------------

Weighted average shares, basic                   18,323          18,193          18,292          18,224
Weighted average shares, diluted                 19,679          18,389          19,074          18,410

Basic earnings per share - as reported     $       0.16    $       0.06    $       0.19    $       0.15
Diluted earnings per share - as reported   $       0.15    $       0.06    $       0.18    $       0.14

Basic earnings per share - pro-forma       $       0.14    $       0.03    $       0.16    $       0.09
Diluted earnings per share - pro-forma     $       0.13    $       0.03    $       0.15    $       0.09
                                           ============    ============    ============    ============

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

         January 31,                          2003         2002
         ----------------------------       --------   ------------
         Dividend yield                           0%              0%
         Expected volatility                    0.50           0.60
         Risk-free interest rate               2.16%   3.27% - 4.78%

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

The reportable segments of the Company are Magazine Distribution, In-Store Services, Wood Manufacturing and Shared Services.

The Magazine Distribution segment derives revenues from (1) selling and distributing magazines to major specialty retail book chains, independent retailers, and secondary wholesalers throughout North America, (2) the export of domestic titles internationally to foreign wholesalers or through domestic brokers (3) serving as a secondary national distributor, (4) providing return processing services for major specialty retail book chains and (5) providing fulfillment services to other wholesalers, confectioneries and publishers.

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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The Wood Manufacturing segment derives revenues from designing, manufacturing and installing high-end wood store fixtures.

Shared Services consists of overhead functions not allocated to individual operating segments. Previously, the majority of these expenses were included in the In-Store Services segment. Comparable information is not available and not presented for the prior fiscal year.

Segment results follow (in thousands):

                                           Magazine       In-Store         Wood             Other
                                         Distribution     Services    Manufacturing   (Shared Services)   Consolidated
Three Months Ended July 31, 2003         ------------   ------------  -------------   -----------------   ------------
Revenue                                  $     65,584   $     15,557   $      4,014      $         --     $     85,155
Cost of Revenue                                49,760          9,069          3,546                --           62,375
                                         ------------   ------------   ------------      ------------     ------------
Gross Profit                                   15,824          6,488            468                --           22,780
Selling, General & Administrative               7,679          2,073            371             3,729           13,852
Freight Distribution                            3,948             --             --                --            3,948
                                         ------------   ------------   ------------      ------------     ------------
Operating Income                         $      4,197   $      4,415             97      $     (3,729)    $      4,980
                                         ============   ============   ============      ============     ============

Total Assets                             $     55,975   $     85,926         16,246      $     22,337     $    180,484
                                         ============   ============   ============      ============     ============

                                           Magazine       In-Store         Wood             Other
                                         Distribution     Services    Manufacturing   (Shared Services)   Consolidated
Six Months Ended July 31, 2003           ------------   ------------  -------------   -----------------   ------------
Revenue                                  $    129,650   $     28,649   $      7,871      $         --     $    166,170
Cost of Revenue                                99,260         16,502          6,847                --          122,609
                                         ------------   ------------   ------------      ------------     ------------
Gross Profit                                   30,390         12,147          1,024                --           43,561
Selling, General & Administrative              14,357          4,343            752             7,282           26,734
Freight Distribution                            8,480             --             --                --            8,480
Relocation Expense                              1,654             --             --                76            1,730
                                         ------------   ------------   ------------      ------------     ------------
Operating Income                         $      5,899   $      7,804            272      $     (7,358)    $      6,617
                                         ============   ============   ============      ============     ============

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Segment results reported comparable to the prior presentation:

                                        Magazine       In-Store         Wood
Three Months Ended July 31, 2003      Distribution     Services    Manufacturing   Consolidated
--------------------------------      ------------   ------------  -------------   ------------
Revenue                               $     65,584   $     15,557   $      4,014   $     85,155
Cost of Revenue                             49,760          9,069          3,546         62,375
                                      ------------   ------------   ------------   ------------
Gross Profit                                15,824          6,488            468         22,780
Selling, General & Administrative            7,679          5,802            371         13,852
Freight Distribution                         3,948             --             --          3,948
                                      ------------   ------------   ------------   ------------
Operating Income                      $      4,197   $        686   $         97   $      4,980
                                      ============   ============   ============   ============

Total Assets                          $     55,975   $    108,263         16,246   $    180,484
                                      ============   ============   ============   ============

                                        Magazine       In-Store         Wood
Three Months Ended July 31, 2002      Distribution     Services    Manufacturing   Consolidated
--------------------------------      ------------   ------------  -------------   ------------

Revenue                               $     56,058   $     13,706   $      4,090   $     73,854
Cost of Revenue                             44,611          7,979          3,526         56,116
                                      ------------   ------------   ------------   ------------
Gross Profit                                11,447          5,727            564         17,738
Selling, General & Administrative            5,735          4,634            376         10,745
Freight Distribution                         3,318             --             --          3,318
Relocation Expense                              --            696             --            696
                                      ------------   ------------   ------------   ------------
Operating Income                      $      2,394   $        397   $        188   $      2,979
                                      ============   ============   ============   ============
Total Assets                          $     34,047   $    110,218         19,282   $    163,547
                                      ============   ============   ============   ============

                                        Magazine       In-Store         Wood
Six Months Ended July 31, 2003        Distribution     Services    Manufacturing   Consolidated
--------------------------------      ------------   ------------  -------------   ------------
Revenue                               $    129,650   $     28,649   $      7,871   $    166,170
Cost of Revenue                             99,260         16,502          6,847        122,609
                                      ------------   ------------   ------------   ------------
Gross Profit                                30,390         12,147          1,024         43,561
Selling, General & Administrative           14,357         11,625            752         26,734
Freight Distribution                         8,480             --             --          8,480
Relocation Expense                           1,654             76             --          1,730
                                      ------------   ------------   ------------   ------------
Operating Income                      $      5,899   $        446   $        272   $      6,617
                                      ============   ============   ============   ============

                                        Magazine       In-Store         Wood
Six Months Ended July 31, 2002        Distribution     Services    Manufacturing   Consolidated
--------------------------------      ------------   ------------  -------------   ------------
Revenue                               $    103,602   $     27,070   $      9,937   $    140,609
Cost of Revenue                             81,816         14,496          7,875        104,187
                                      ------------   ------------   ------------   ------------
Gross Profit                                21,786         12,574          2,062         36,422
Selling, General & Administrative           11,688          9,395            861         21,944
Freight Distribution                         6,993             --             --          6,993
Relocation Expense                              --            992             --            992
                                      ------------   ------------   ------------   ------------
Operating Income                      $      3,105   $      2,187   $      1,201   $      6,493
                                      ============   ============   ============   ============


9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The Company does not expect adoption of this statement will have a material impact on its results of operations or financial position.

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

OVERVIEW

Our company is a leading provider of marketing services to producers, distributors and retailers of magazines, confections and general merchandise sold at the front-end of retail stores. We are the largest direct-to-retail magazine distributor in North America servicing primarily specialty retailers. We are the leading importer and exporter of magazines in North America.

Our business has been built on three complementary operating units: Magazine Distribution, In-Store Services, and Wood Manufacturing.

The Magazine Distribution group distributes magazines to specialty retailers via common carrier utilizing proprietary information systems to assist retailers with magazine selection and procurement. The group imports foreign magazines for sale to our retail customers as well as other wholesale outlets. The group serves as the exclusive exporter of many domestic titles overseas primarily in English speaking countries and Western Europe. In addition, we provide fulfillment services to third parties for a fee. Our fulfillment services consist of us providing shipping and handling services to other companies for either a per-unit or per-pound fee.

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

Our reportable segments are Magazine Distribution, In-Store Services, Wood Manufacturing and Shared Services. Shared Services consists of corporate administrative expenses such as Corporate Finance, Human Resources, MIS and Executive Offices that are not allocated to the operating divisions. Previously, these expenses were included under In-Store Services segment.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (all discussion of results is in thousands):

QUARTER ENDED JULY 31,                                           2003            2002
                                                             ------------    ------------

Revenues                                                     $     85,155     $     73,854
Cost of Revenues                                                   62,375           56,116
                                                             ------------     ------------
     Gross Profit                                                  22,780           17,738
Selling, General and Administrative Expense                        13,852           10,745
Fulfillment Freight                                                 3,948            3,318
Relocation Expenses                                                    --              696
                                                             ------------     ------------
     Operating Income                                               4,980            2,979
Interest Expense                                                   (1,061)            (747)
Other Income (Expense)                                                 37             (309)
                                                             ------------     ------------
      Income Before Taxes                                           3,956            1,923
Income Tax Expense (Benefit)                                        1,099              858
                                                             ------------     ------------
      Net Income                                             $      2,857     $      1,065
                                                             ============     ============
Gross Profit Margin                                                  26.8%            24.0%
Selling, General and Administrative Expense
 (% of Revenue)                                                      16.3%            14.5%
Operating Profit Margin                                               5.8%             4.0%
                                                             ============     ============

SIX MONTHS ENDED JULY 31,                                        2003             2002
                                                             ------------     ------------

Revenues                                                     $     16,170     $    140,609
Cost of Revenues                                                  122,609          104,187
                                                             ------------     ------------
     Gross Profit                                                  43,561           36,422
Selling, General and Administrative Expense                        26,734           21,944
Fulfillment Freight                                                 8,480            6,993
Relocation Expenses                                                 1,730              992
                                                             ------------     ------------
     Operating Income                                               6,617            6,493
Interest Expense                                                   (1,967)          (1,553)
Other Income (Expense)                                                188             (231)
                                                             ------------     ------------
      Income Before Taxes                                           4,838            4,709
Income Tax Expense (Benefit)                                        1,340            2,046
                                                             ------------     ------------
      Net Income                                             $      3,498     $      2,663
                                                             ============     ============
Gross Profit Margin                                                  26.2%            25.9%
Selling, General and Administrative Expense (% of Revenue)           16.1%            15.6%
Operating Profit Margin                                               4.0%             4.6%
                                                             ============     ============

Revenues

                  2003           2002         CHANGE            %
----------   ------------   ------------   ------------   ------------
    Quarter        85,155         73,854         11,301           15.3%
 Six Months       166,170        140,609         25,561           18.2%

Revenues for the quarter increased over the comparable quarter of the prior year due to both increases in revenue in our In-Store Services segment and increases in revenue in our Magazine Distribution segment.

Revenues in our Magazine Distribution segment increased $9,526 (17.0%) due to increases in revenues from our magazine export group, an increase in distribution of foreign titles, an increase in the number of publishers (i.e., titles) we distribute to our specialty retail customers, and an increase in the number of customers and customer stores, we service. These increases were partially off-set by weakness in sell-through in domestic titles, which we believe is attributable to a lack of event driven reporting in the period.

Revenues in our In-Store Services segment increased $1,851 (13.5%) primarily due to a significant increase in our wire manufacturing group. The increase resulted primarily from the addition of a new customer resulting in a significant fixture order a portion of which was realized in the second quarter.

Revenues in our Wood Manufacturing segment did not change significantly from the prior year.

Revenues for the six month period increased over the comparable period of the prior year due to increases in revenue in our Magazine Distribution segment and In-Store Services segment. Theses increases were partially offset by a decrease in our Wood Manufacturing segment.

Revenues in our Magazine Distribution segment increased $26,048 (25.1%) due to increases in revenues from our magazine export group, an increase in distribution of foreign titles, an increase in the number of publishers (i.e., titles) we distribute to our specialty retail customers, and an increase in the number of customers and customer stores we service. This increase was partially off-set by a slight weakness in sell-through in domestic titles at retail, primarily weeklies, which we believe is attributable to a lack of event driven reporting in the period.

Revenues in our In-Store Services segment increased $1,579 (5.8%) primarily due to an increase in our wire manufacturing group. The increase resulted primarily from the addition of a new customer resulting in a significant fixture order a portion of which was realized in the second quarter.

Revenues in our Wood Manufacturing segment decreased $2,066 (20.8%) due to a decrease in the number of store openings and remodeling performed by our customers. This decrease was almost entirely attributable to the first quarter of the six-month period as our customers have begun to implement a more aggressive store opening schedule in the second quarter. In addition, we have added a number of significant new customers to replace customers lost in the fourth quarter of the prior fiscal year.

Gross Profit

                  2003           2002         CHANGE            %
----------   ------------   ------------   ------------   ------------
   Quarter         22,780         17,738          5,042           28.4%
Six Months         43,561         36,422          7,139           19.6%

Cost of revenues consist primarily of the cost of magazines we distribute, the cost of raw materials, labor, and plant overheads at our wire and wood manufacturing plants, and the labor needed to compile the retailers' rebate claims. The cost of magazines, raw materials and labor fluctuates based on revenues. Plant overhead and the labor needed to compile the retailers' rebate claims are essentially fixed in the short-term.

Gross profit for the quarter increased over the comparable quarter of the prior year due to both increases in gross profit in our Magazine Distribution segment and In-Store Services segment.

Gross-profit margins increased 2.7% in the current quarter over the comparable period of the prior year. The increase is attributable to improved margins in our Magazine Distribution segment (3.7%) partially offset by a decline in margins in our Wood Manufacturing segment (2.1%).

Gross profit in our Magazine Distribution segment increased due to both the increase in revenue described above as well as improving gross-profit margins. The increase in margins in our Magazine Distribution segment resulted from a shift in product mix from low-margin domestic titles to higher margin foreign titles.

Gross profit in our In-Store Service segment increased due to the increase in revenue described above.

The gross profit and the gross profit margin in our Wood Manufacturing segment did not change significantly from the prior year.

Gross profit for the six month period increased over the comparable period of the prior year due to an increase in gross profit in our Magazine Distribution segment. The increase was partially offset by decreases in our In-Store Services segment and in our Wood Manufacturing segment.

Gross-profit margins increased 0.3% in the current six month period over the comparable period of the prior year. The increase is attributable to improved margins in our Magazine Distribution segment (2.4%) partially offset by a decline in margins in our In-Store Services segment (4.1%) and our Wood Manufacturing segment (7.7%).

Gross profit in our Magazine Distribution segment increased due to both the increase in revenue described above as well as improving gross-profit margins. The increase in margins in our Magazine Distribution segment resulted from a shift in product mix from low-margin domestic titles to higher margin foreign titles.

The decrease in margins in our In-Store Service segment resulted from a greater portion of revenue attributable to our wire manufacturing group, which generally achieves lower margins than our claim filing and information services groups.

The decrease in margins in our Wood Manufacturing segment resulted from the lower capacity utilization consistent with the decrease in revenues.

Selling, General and Administrative Expense ("SG&A")

                  2003           2002         CHANGE            %
----------   ------------   ------------   ------------   ------------
   Quarter         13,852         10,745          3,107           28.9%
Six Months         26,734         21,944          4,790           21.8%

Selling, general and administrative expenses consist of non-production labor and overhead. Significant overhead include rent and office overhead, insurance, professional fees, and computer related expenses.

Selling, general and administrative expenses increased compared to the comparable quarter of the prior year due to growth in our Magazine Distribution segment and the expenses that now make up our Shared Services.

The increase in our Magazine Distribution segment relate primarily to the inception of our magazine export business, which occurred in March 2003, and an overall increase in our back office operation to support our increase in distribution.

The increase in our Shared Services resulted from the overall growth in our businesses.

Selling, general and administrative expenses increased compared to the comparable six month period of the prior year due to increases in our Magazine Distribution segment and the expenses that now make up our Shared Services.

The increase in our Magazine Distribution segment relate primarily to the inception of our magazine export business, which occurred in March 2003.

The increase in our Shared Services resulted from the overall increase in our businesses.


Fulfillment Freight

                  2003           2002         CHANGE            %
----------   ------------   ------------   ------------   ------------
   Quarter          3,948          3,318            630           19.0%
Six Months          8,480          6,993          1,487           21.3%

Fulfillment freight consists of our direct costs of distributing magazines via third party carrier. Freight rates are driven by the weight of the copies being shipped and the distance between origination and the destination.

Freight attributable to our Magazine Distribution group increased in the both the current quarter and six-month period as compared to the comparable periods of the prior fiscal year. The increase is attributable to an increase in the number of magazine copies distributed in the quarter.

Relocation Expense

Relocation expenses consist of the cost of transferring existing employees and offices from their existing locations in High Point, North Carolina, St. Louis, Missouri and San Diego, California to our new offices in Bonita Springs, Florida. This relocation program began in fiscal 2003 and was completed in fiscal 2004.

During 2003, we relocated our claim submission and fixture billing center in High Point, North Carolina and our Corporate Headquarters in St. Louis, Missouri to our new offices in Bonita Springs, Florida. This relocation was completed in the fourth quarter of 2003.

In the first quarter of 2004, we completed the relocation of the administrative operations of our Magazine Distribution business from San Diego, California to our new offices in Bonita Springs, Florida.

Operating Income

                  2003           2002         CHANGE            %
----------   ------------   ------------   ------------   ------------
   Quarter          4,980          2,979          2,001           67.2%
Six Months          6,617          6,493            124            1.9%

Operating Income in the quarter increased compared to the prior year due to the factors described above.

Operating profit margins improved 1.8% in the current quarter compared to the comparable quarter of the prior year. The increase was due to the improvement in our gross profit margins and the non-recurring relocation expenses in the second quarter of the prior year, partially offset by the increase in our selling, general, and administrative expenses as a percent of revenues.

Operating Income for the six month period increased compared to the comparable six month period of the prior year due the factors described above.

Operating profit margins decreased .6% in the current six month period compared to the comparable six month period of the prior year. The decrease was due to the increase in selling, general and administrative expenses as a percent of revenues.

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

Other Expense (Income)

Other expense (income) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful. Neither reported period included a significant other expense (income) item.

Income Tax Expense

The effective income tax rates were 27.8% and 44.6% for the quarter ended July 31, 2003 and 2002, respectively.

The effective income tax rates were 27.6% and 43.4% for the six-month period ended July 31, 2003 and 2002, respectively.

The difference between the effective tax rates relates primarily to the realization of a portion of the NOL acquired with our acquisition of Interlink that was reserved at the end of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements for the Magazine Distribution segment are the cost of magazines and the cost of freight, labor and overhead associated with our distribution centers.

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

Net cash provided by operating activities was $1,440 and $4,882 for the six month periods ended July 31, 2003 and 2002, respectively.

Operating cash flows in the first six months of fiscal year 2004 were primarily from net income $3,498, adding back non-cash charges such as depreciation and amortization $2,013, provisions for losses on accounts receivable $1,082, and a significant increase in accounts payable $10,855. These cash providing activities were offset by a significant increase in accounts receivable $16,773.

The increase in accounts receivable and accounts payable related primarily to the magazine export agreement and the inception of that business. The magazine export agreement allowed us to become a leading exporter of domestic titles to wholesalers overseas. Product is purchased directly from domestic publishers and sold on extended terms to foreign distribution agents who distribute the magazines to retailers in the geographic territories. The inception of this business resulted in an increase in accounts receivable and an increase in accounts payable. The first six months of the year includes five months of operations from this business and only two months of cash collections due to standard payment terms of 90 days, which is typical for this segment of the industry.

Operating cash flows in the first six months of fiscal year 2003 were primarily from net income $2,663, adding back non-cash charges such as depreciation and amortization $1,465, provisions for losses on accounts receivable $264, and a significant decrease in accounts receivable $10,243. These cash providing activities were offset by a significant decrease in accounts payable $9,383.

The decrease in accounts receivable during the first six months of fiscal 2003 related primarily to an unusually high level of accounts receivable as of the beginning of the fiscal year returning to more normal levels. Improved cash collections allowed us to significantly reduce payables.

Net cash used in investing activities was $3,315 and $6,716 for the six month period ended July 31, 2003 and 2002, respectively.

Investing activities in the first six months of fiscal year 2004 consisted primarily of the initial payment under the magazine export agreement and a contingent payment under the magazine import agreement.

Investing activities in the first six months of fiscal year 2003 consisted of capital expenditures, our acquisition of a wire manufacturing company in Vancouver, British Columbia and our acquisition of a customer list of foreign magazine publishers.

Our borrowing agreements limit the amount we can expend on capital expenditures in any fiscal year.

Net cash provided by financing activities were $4,715 and $4,884 for the quarter-ended July 31, 2003 and 2002, respectively.

Financing activities in the first six months of fiscal year 2004 consisted primarily of borrowings on our credit facilities to fund our investing activities described above as well as an increase in cash balances.

Financing activities in the first six months of fiscal year 2003 consisted primarily of borrowing against our credit facilities to fund our investing activities described above as well as an increase in cash balances.

Outstanding balances on our credit facility fluctuate partially due to the timing of check clearing. Due to the nature of our Advance Pay program and the concentration of payables in our Magazine Distribution business in a few large national distributors, it is not uncommon to have a number of large checks issued that have not cleared against our credit facility at the end of our fiscal quarters.

At July 31, 2003, our total debt obligations were $58,111, excluding outstanding letters of credit. Debt consists of our revolving credit facility with Bank of America that we use to fund our In-Store Services and Wood Manufacturing segments, our revolving credit facilities with Congress Financial Corporation that we use to fund our Magazine Distribution segment, an Industrial Revenue Bond connected to our manufacturing facility in Illinois, amounts owed related to the magazine export agreement, and a note payable to the former owners of an acquired company.

On December 22, 1999, the Company entered into a credit agreement with Bank of America, N.A., which was amended on August 30, 2002 to extend the termination date to August 1, 2003 and to grant Bank of America, N.A. a first-priority perfected security interest in all real and personal property of the Company excluding the capital stock and assets of The Interlink Companies, Inc., International Periodical Distributors, Inc. and David E. Young, Inc. The agreement was further amended on May 1, 2003 to waive and amend certain financial covenants and provide the Company with two options to extend the agreement (if both options were exercised) through February 1, 2004. The Company elected to extend the agreement through November 2003 as we finalized negotiations with a replacement lender. The Company anticipates finalizing these negotiations before November 2003.

The credit agreement enables the Company to borrow up to $40.0 million under a revolving credit facility. Borrowings under the credit facility bear interest at a rate equal to the 90-day LIBOR rate (1.26% at July 31, 2003) plus 5.35% and carries a facility fee of 1/4 % per annum on the difference between $25 million and the average principal amount outstanding under the loan (if less than $25 million) plus 3/8% per annum of the difference between the maximum amount of the loan and the greater of (i) $25 million or (ii) the average principal amount outstanding under this loan.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with such ratios at July 31, 2003.

Availability under the facility is limited by the Company's borrowing base calculation as defined in the agreement. This calculation resulted in excess availability of $12.3 million at July 31, 2003.

In connection with the acquisition of Interlink, the Company assumed IPD and Deyco's secured credit facilities with Congress Financial Corporation ("Congress"). On February 22, 2001, IPD and Deyco entered into the credit facility with Congress which expires on February 21, 2005.

The agreements provide for maximum combined borrowings of $25 million subject to limits set by periodic borrowing base calculations. Borrowings under the revolving credit portion of the facility bear interest at a rate equal 0.75% in excess of the prime rate (4.0% at July 31, 2003). The credit facility is secured by IPD and Deyco's accounts receivable and limited cross guarantees between the two divisions. Under the credit agreement, IPD and Deyco are required to maintain certain financial ratios. IPD and Deyco were in compliance with all such ratios at July 31, 2003.

Availability under the facility is limited by the Company's borrowing base calculation as defined in the agreement. This calculation resulted in excess availability of $2.7 million at July 31, 2003.

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

Amounts owed related to the magazine export agreement consist of 12 quarterly payments of $350 beginning in January 2004.

The note payable in the amount of $1.9 million to the previous owner of an acquired company is past due and is being disputed under the conditions of the acquisition agreement.

We believe that our cash flow from operations together with our revolving credit facilities will be sufficient to fund our working capital needs and capital expenditures for the foreseeable future. We have identified and executed a term sheet with a lender to replace the Bank of America credit facility. The lender is currently in the process of finalizing due diligence related to this new facility. We anticipate this new agreement will be sufficient to fund our working capital needs for the foreseeable future and should be finalized before the existing facility expires on November 1, 2003. If necessary, we can avail ourselves of the offer to extend our existing facility for an additional three month period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

The Company records a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. Estimated sales returns are based on historical sales returns and daily point-of sale data from significant customers. The purchase return estimate is calculated from the sales return reserve based on historical gross profit. If the historical data the Company uses to calculate these estimates does not properly reflect future results, revenue and/or cost of sales may be misstated.

Allowance for Doubtful Accounts

The Company provides for potential uncollectible accounts receivable based on customer-specific information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased bad debt expenses.

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

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible
Assets

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the asset will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations. Deterioration of our business overall or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates primarily to credit facilities with Bank of America, N.A. and credit facilities with Congress Financial Corporation.

The credit facility with Bank of America has an outstanding principal balance of approximately $33.6 million as of July 31, 2003. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR plus a margin specified in the credit agreement.

In order to minimize our exposure to interest rate risk, our lender required us to enter into an interest rate swap agreement. The swap agreement, with a notional amount of $15.0 million converts the floating interest rate on the Bank of America credit facility to a fixed rate. At July 31, 2003, the fair value of the swap is recorded in accrued expenses. The change in the fair value of the swap is recorded in other income (expense). The swap expires on February 1, 2004.

The two credit facilities with Congress are secured by IPD and Deyco's accounts receivable, inventories, equipment and other intangibles. The revolving credit facilities had a combined outstanding principal balance of approximately $14.2 million at July 31, 2003. Borrowings under the revolving credit portion of the facility bear interest at a rate equal to 0.25% in excess of the prime rate. Interest on the outstanding balances is subject to market risk in the form of fluctuations in interest rates.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $1.2 million or 1.4% of our second quarter revenues. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar.

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

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Shareholders of the Company was held on July 22, 2003. Of the 18,282,231 shares entitled to vote at such meeting, 13,638,610 shares were present at the meeting in person or by proxy.

         (b) Each of the management nominees for election as Class II directors was duly elected to serve an additional term of three years expiring in 2006. These individuals joined the directors Aron Katzman, Randall S. Minix, James R. Gillis, S. Leslie Flegel and Robert O. Aders , whose terms of office continued after the Company's 2003 Annual Meeting of Shareholders. The number of shares voted for and withheld were as follows:

                                                         For         Withheld
                                                     ----------     ----------

                     Harry L. "Terry" Franc, III     13,414,481       224,129
                     Kenneth F. Teasdale             12,816,665       821,945
                     Allan R. Lyons                  13,423,305       215,305


ITEM 5.  OTHER INFORMATION

            Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               See Exhibit Index

         (b)   Reports on Form 8-K.

               On June 18, 2003, the Company filed a Current Report on Form 8-K under Item 9 thereof disclosing the Company's public announcement of the results of operation for the fiscal quarter ended April 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOURCE INTERLINK COMPANIES, INC.


Date: September 15, 2003                                /s/ MARC FIERMAN
                                                        -----------------------
                                                        Marc Fierman
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------

10.31.1           Lease Amendment by and between Riverview Associates Limited
                  Partnership and Source Interlink Companies, Inc. dated August
                  27, 2003

10.41             Employment Agreement by and between Source Interlink
                  Companies, Inc. and Marc Fierman dated as of July 24, 2003


31.1              CEO Certification

31.2              CFO Certification

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.