Form 10-Q
period 2003-10-31
SOURCE INTERLINK COMPANIES INC
filed 2003-12-15
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 1-13437

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           MISSOURI                                        43-1710906
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

27500 RIVERVIEW CENTER BLVD., SUITE 400
BONITA SPRINGS, FLORIDA                                           34134
----------------------------------------                        ----------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding on December 2, 2003
              -----                         -------------------------------
    Common Stock, $.01 Par Value                     18,722,700

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
ITEM  1.   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of
           October 31, 2003 and January 31, 2003                                            1

           Consolidated Statements of Income for the three and nine
           months ended October 31, 2003 and 2002                                           3

           Consolidated Statement of Stockholders'
           Equity for the nine months ended October 31, 2003                                4

           Consolidated Statements of Cash Flows for the
           nine months ended October 31, 2003 and 2002                                      5

           Notes to Consolidated Financial Statements                                    6-14

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                  14-25
           AND RESULTS OF OPERATIONS

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      25

ITEM  4.    CONTROLS AND PROCEDURES                                                        26

                           PART II - OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS                                                               27

ITEM  2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES                     27
           OF EQUITY SECURITIES

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES                                                 27

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             27

ITEM  5.   OTHER INFORMATION                                                               27

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K                                                28

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                  (in thousands)

                                                                   (unaudited)
                                                                   October 31,  January 31,
                                                                      2003         2003
-------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                         $    4,977   $    5,570
      Accounts receivables (Note 2)                                    69,506       51,869
      Inventories (Note 2)                                             15,844       15,912
      Income taxes receivable                                           2,448        6,883
      Deferred tax asset                                                3,425        1,471
      Other current assets                                              4,951        2,051
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  101,151       83,756
==========================================================================================
Property, Plants and Equipment                                         28,775       27,671
Less accumulated depreciation and amortization                         (9,808)      (7,532)
------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                     18,967       20,139
==========================================================================================
OTHER ASSETS
      Intangibles, net                                                 50,830       46,797
      Deferred tax asset                                                1,214          947
      Other                                                             8,688        4,729
------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                     60,732       52,473
==========================================================================================
                                                                   $  180,850   $  156,368
==========================================================================================

                                       1               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                (in thousands, except par value)

                                                                                      (unaudited)
                                                                                      October 31,    January 31,
                                                                                         2003           2003
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
      Checks issued against future advances on revolving credit facility               $    1,083    $     6,611
      Accounts payable and accrued expenses, net of allowance for returns of
      $55,944 and $31,543 at October 31 and January 31, 2003 respectively                  61,941         50,119
      Current maturities of debt (Note 3)                                                   4,301         29,215
      Other current liabilities                                                                24             24
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  67,349         85,969
Debt, less current maturities (Note 3)                                                     48,806         17,026
Other long-term liabilities                                                                   587          1,148
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         116,742        104,143
================================================================================================================
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
      Preferred Stock, $.01 par  (2,000 shares authorized; none issued)                         -              -
      Common Stock, $.01 par  (40,000 shares authorized; 18,781 and 18,363 shares
      issued at October 31, 2003 and January 31, 2003, respectively)                          188            184
      Additional paid-in-capital                                                          100,467         97,338
----------------------------------------------------------------------------------------------------------------
      Total contributed capital                                                           100,655         97,522
Accumulated deficit                                                                       (37,011)       (44,520)
Accumulated other comprehensive income (loss):
      Foreign currency translation                                                          1,031           (210)
----------------------------------------------------------------------------------------------------------------
                                                                                           64,675         52,792
Less: Treasury Stock (100 shares at cost)                                                    (567)          (567)
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 64,108         52,225
================================================================================================================
                                                                                       $  180,850    $   156,368
================================================================================================================

                                       2               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     (unaudited)

                                           (in thousands, except per share data)

                                                            Three Months Ended               Nine Months Ended
                                                                October 31,                     October 31,
                                                           2003             2002            2003           2002
------------------------------------------------------------------------------------------------------------------
Revenues                                               $     92,024     $    80,942      $  258,195     $  221,551
Costs of Revenues                                            67,229          60,748         189,839        164,936
------------------------------------------------------------------------------------------------------------------
Gross Profit                                                 24,795          20,194          68,356         56,615
Selling, General and Administrative Expense                  13,028          11,041          39,763         32,985
Fulfillment Freight                                           4,516           4,119          12,995         11,112
Relocation Expenses                                               -             614           1,730          1,605
------------------------------------------------------------------------------------------------------------------
Operating Income                                              7,251           4,420          13,868         10,913
------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest expense, net                              (803)         (1,028)         (2,770)        (2,581)
            Other                                              (800)            515            (612)           284
------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                 (1,603)           (513)         (3,382)        (2,297)
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                    5,648           3,907          10,486          8,616
Income Tax Expense                                            1,638           1,118           2,977          3,164
------------------------------------------------------------------------------------------------------------------
Net Income                                             $      4,010     $     2,789      $    7,509     $    5,452
==================================================================================================================
Earnings per Share - Basic                             $       0.22     $      0.15      $     0.41     $     0.30
Weighted Average of Shares Outstanding - Basic
(Note 5)                                                     18,544          18,212          18,378         18,220
Earnings per Share - Diluted                           $       0.20     $      0.15      $     0.39     $     0.29
Weighted Average of Shares Outstanding - Diluted
(Note 5)                                                     20,285          18,672          19,487         18,497
==================================================================================================================

                                        3              See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                             Other
                                Common Stock   Additional                Comprehensive    Treasury Stock       Total
                              ---------------   Paid - in  Accumulated      Income      ----------------   Stockholders'
                              Shares   Amount   Capital      Deficit        (Loss)      Shares    Amount      Equity
------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2003     18,363  $   184   $ 97,338    $  (44,520)   $      (210)   (100)   $  (567)   $   52,225

Net income                                                       7,509                                           7,509
Foreign currency translation                                                    1,241                            1,241
                                                                                                           -----------
Comprehensive income                                                                                             8,750
                                                                                                           -----------
Exercise of stock options        418        4      1,865                                                         1,869
Original issuance discount on
Note Payable                                         936                                                           936
Other                                                328                                                           328
----------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2003     18,781  $   188   $100,467    $  (37,011)   $     1,031    (100)   $  (567)   $   64,108
======================================================================================================================

                                        4              See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                  (in thousands)

Nine months ended October 31,                                                        2003          2002
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                   $    7,509   $      5,452
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                  3,046          2,230
        Provision for losses on accounts receivable                                    1,588            589
        Deferred income taxes                                                         (2,222)          (659)
        Other                                                                          1,034           (216)
        Changes in assets and liabilities (excluding business acquisitions):
           (Increase) decrease in accounts receivable                                (19,224)         9,939
           Decrease in inventories                                                        67            269
           Decrease in other assets                                                      178          2,101
           Increase (decrease) in accounts payable and accrued expenses               11,261         (6,395)
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                  3,237         13,310
===========================================================================================================
INVESTMENT ACTIVITIES
     Capital expenditures                                                             (1,434)        (3,809)
     Payments under magazine export agreement                                         (1,400)             -
     Acquisition of Innovative Metal Fixtures, Inc.                                        -         (2,014)
     Payments under magazine import agreement                                         (1,000)        (2,000)
-----------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                     (3,834)        (7,823)
===========================================================================================================
FINANCING ACTIVITIES
     Increase in checks issued against revolving credit facilities                    (5,528)             -
     Borrowings under credit facilities                                              (15,667)         3,268
     Proceeds from the issuance of notes payable                                      20,000              -
     Payments of notes payable                                                          (670)        (3,756)
     Issuance of common stock upon the exercise of stock options                       1,869              -
     Other                                                                                 -           (405)
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            4           (893)
===========================================================================================================
(DECREASE) INCREASE IN CASH                                                             (593)         4,594

CASH, beginning of period                                                              5,570          2,943
-----------------------------------------------------------------------------------------------------------
CASH, end of period                                                               $    4,977   $      7,537
===========================================================================================================

                                        5              See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements as of October 31, 2003 and 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2003. The results of operations for the nine month period ended October 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

2. BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following (in thousands):

                                               October 31, 2003        January 31, 2003
---------------------------------------------------------------------------------------
Accounts Receivable                              $    132,339            $    96,083
Allowance:
     Sales returns and other                           58,213                 38,289
     Doubtful accounts                                  4,620                  5,925
---------------------------------------------------------------------------------------
                                                       62,833                 44,214
---------------------------------------------------------------------------------------
                                                 $     69,506            $    51,869
=======================================================================================

Inventories consist of the following (in thousands):

                                               October 31, 2003        January 31, 2003
---------------------------------------------------------------------------------------
Raw materials                                    $      1,713            $      2,413
Work-in-process                                         1,596                   1,752
Finished goods:
  Fixtures                                              1,603                   1,174
  Magazine                                             10,932                  10,573
---------------------------------------------------------------------------------------
                                                 $     15,844            $     15,912
=======================================================================================

The Company receives full-credit from the publisher for all undistributed and returned magazines.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       DEBT

Debt consists of (in thousands):

                                                                 October 31,          January 31,
                                                                     2003                 2003
-------------------------------------------------------------------------------------------------
Revolving Credit Facility - Wells Fargo Foothill                 $    23,802          $         -

Term Note Payable - Hilco Capital                                     14,064                    -

Term Note Payable - Wells Fargo Foothill                               5,000                    -

Revolving Credit Facility - Bank of America                                -               26,611

Revolving Credit Facilities - Congress Financial Corporation               -               12,857

Guaranteed payments under magazine export agreement (Note 4)           4,200                    -

Industrial Revenue Bonds                                               4,000                4,000

Notes payable to former owners of acquired company, currently
being disputed by Company                                              1,827                1,886

Note payable to former owner of acquired company                           -                  200

Other                                                                    214                  687
-------------------------------------------------------------------------------------------------
Total Long-term Debt                                                  53,107               46,241

Less current maturities                                                4,301               29,215
-------------------------------------------------------------------------------------------------
Long-term Debt                                                   $    48,806          $    17,026
=================================================================================================

Wells Fargo Foothill Credit Facility

On October 30, 2003, the Company entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables the Company to borrow up to $45.0 million under a revolving credit facility and provides a $5.0 million note payable. The credit facility in conjunction with the Hilco Capital term note payable was utilized to repay the Company's former credit facilities with Congress Financial and Bank of America. The credit agreement expires on October 30, 2006.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.0% at October 31, 2003) plus a margin up to 0.5% (the applicable margin was 0.25% at October 31, 2003) based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $45 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term note payable bears interest at a rate equal to the prime rate (4.0% at October 31, 2003) plus 2.5%. The note is payable in equal principal installments of $83 per month plus current interest.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at October 31, 2003.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $16.3 million at October 31, 2003.

Hilco Capital Note Payable

On October 30, 2003, the Company entered into a credit agreement with Hilco Capital. The note bears a value at maturity of $15.0 million and has been recorded net of the original issuance discount. Upon the closing of the agreement, Hilco received a five year warrant to purchase up to 400,000 shares of the Company's common stock at $8.04 per share. The warrants were valued at $936 using a Black Scholes option pricing model. The value of these warrants was recorded as an original issuance discount to the term loan and will be amortized over the term of the loan using the effective interest method.

The note payable bears current interest at a rate equal to the greater of the prime rate (4.0% at October 31, 2003) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement.

Under the note payable, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at October 31, 2003.

All fees and expenses associated with the Company's refinancing have been recorded as deferred financing costs and will be amortized over the three year term of the credit agreements.

The aggregate amount of long-term debt maturing in each of the next five years is as follows:

2004             $   2,390
2005                 2,437
2006                43,139
2007                 1,093
2008                    47

4. BUSINESS COMBINATIONS

Innovative Metal Fixtures, Inc.

In May, 2002, the Company, through its Source Interlink Canada, Inc. (f/k/a Aaron Wire and Metal Products, Ltd.) subsidiary, acquired all of the assets of Innovative Metal Fixtures, Inc. for $2.6 million ($2.0 million in cash and $0.6 million in a note payable to the former owner). Innovative Metal Fixtures, Inc. manufactures wire and metal fixture displays from manufacturing facilities in Vancouver, British Columbia.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Magazine Import Agreement

In May, 2002, the Company entered into an agreement giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement calls for an initial payment of $2.0 million and additional contingent payments up to $3.5 million spread over the next three years based on the overall gross profit generated from the sale of these titles. Payments under this agreement are included in intangible assets and are being amortized over ten years, the term of the agreement.

Magazine Export Agreement

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a group of domestic magazine titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company's international sales of these titles. Guaranteed payments under this agreement were capitalized at inception and are included in intangible assets and are being amortized over fifteen years, the term of the agreement. The remaining guaranteed balances due under the agreement are included in Debt.

5. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                          Three Months Ended       Nine Months Ended
                                                             October 31,              October 31,
                                                           2003        2002         2003       2002
----------------------------------------------------------------------------------------------------
Basic weighted average number of common shares
outstanding                                               18,544      18,212       18,378     18,220

Effect of dilutive securities:
   Stock options and warrants                              1,741         460        1,109        277
----------------------------------------------------------------------------------------------------
Diluted weighted average number of common shares
outstanding                                               20,285      18,672       19,487     18,497
====================================================================================================

For the quarter ended October 31, 2003, stock options to purchase 866 shares and warrants convertible into 26 shares were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Nine Months Ended October 31,                        2003            2002
-----------------------------------------------------------------------------
Interest                                          $     2,524    $      2,420

Income Taxes                                      $      (875)   $      2,548
=============================================================================

In connection with the magazine export agreement, discussed in Note 4, a liability of $4.2 million was recognized for guaranteed payments owed under the agreement.

In connection with the closing of the Wells Fargo Foothill credit facility, the outstanding balances (including any accrued but unpaid interest and fees) with Bank of America and Congress Financial were paid in full. Proceeds from the closing of the facility were less certain third party expenses and closing fees. The termination of our existing facilities resulted in a write-off of the related deferred loan charges of $865.

The Hilco Financial note is recorded net of the original issuance discount related to the 400,000 warrants (total value at $936) issued upon close.

7. STOCK OPTION PLANS

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the period ended October 31, 2003 and 2002 as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                                   Three Months Ended              Nine Months Ended
                                                      October 31,                     October 31,
                                                   2003         2002             2003           2002
--------------------------------------------------------------------------------------------------------
Net income                                       $   4,010   $    2,789       $   7,509     $     5,452
Stock compensation costs, net of tax                  (320)        (548)           (960)         (1,644)
                                                 ---------   ----------       ---------     -----------
Adjusted net income                              $   3,690   $    2,241       $   6,549     $     3,808
                                                 ---------   ----------       ---------     -----------
Weighted average shares, basic                      18,544       18,212          18,378          18,220
Weighted average shares, diluted                    20,285       18,672          19,487          18,497

Basic earnings per share - as reported           $    0.22   $     0.15       $    0.41     $      0.30
Diluted earnings per share - as reported         $    0.20   $     0.15       $    0.39     $      0.29

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share - pro-forma             $    0.20   $     0.12       $    0.36     $      0.21
Diluted earnings per share - pro-forma           $    0.18   $     0.12       $    0.34     $      0.21
=======================================================================================================

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

January 31,                                          2004          2003
----------------------------------------------------------------------------
Dividend yield                                         0%                 0%
Expected volatility                                 0.50               0.60
Risk-free interest rate                             2.16%      3.27% - 4.78%
===========================================================================

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

The reportable segments of the Company are Magazine Fulfillment, In-Store Services, Wood Manufacturing and Shared Services.

The Magazine Fulfillment segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty retailers and wholesalers throughout the United States and Canada, (2) exporting domestic titles internationally to foreign wholesalers or through domestic brokers (3) serving as a secondary national distributor, (4) providing return processing services for major specialty retail book chains and (5) serving as an outsourced fulfillment agent.

The In-Store Services segment derives revenues from (1) designing, manufacturing, and invoicing participants in front-end fixture programs, (2) providing claim filing services related to rebates owed retailers from publishers or their designated agent (3) shipping, installation and removal of front-end fixtures, and (4) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

The Wood Manufacturing segment derives revenues from designing, manufacturing and installing high-end wood store fixtures primarily for specialty retailers and department stores.

Shared Services consists of overhead functions not allocated to individual operating segments. Previously, the majority of these expenses were included in the In-Store Services segment. Comparable information is not available and not presented for the prior fiscal year.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment results follow (in thousands):

                                         Magazine         In-Store           Wood             Other
Three Months Ended October 31, 2003     Fulfillment       Services      Manufacturing    (Shared Services)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenue                                 $   68,068        $ 17,212         $  6,744          $       -        $  92,024
Cost of Revenue                             52,008           9,460            5,761                  -           67,229
                                        -------------------------------------------------------------------------------
Gross Profit                                16,060           7,752              983                  -           24,795
Selling, General & Administrative            7,026           2,061              322              3,619           13,028
Fulfillment Freight                          4,516               -                -                  -            4,516
                                        -------------------------------------------------------------------------------
Operating Income                        $    4,518        $  5,691              661          $  (3,619)       $   7,251
                                        ===============================================================================
Total Assets                            $   52,707        $ 82,989           17,439          $  27,715        $ 180,850
                                        ===============================================================================

                                         Magazine         In-Store           Wood             Other
Nine Months Ended October 31, 2003      Distribution      Services      Manufacturing    (Shared Services)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenue                                  $  197,719       $ 45,861         $ 14,615          $        -       $ 258,195
Cost of Revenue                             151,268         25,963           12,608                   -         189,839
                                        -------------------------------------------------------------------------------
Gross Profit                                 46,451         19,898            2,007                   -          68,356
Selling, General & Administrative            21,384          6,404            1,074              10,901          39,763
Fulfillment Freight                          12,995              -                -                   -          12,995
Relocation Expense                            1,654              -                -                  76           1,730
                                        -------------------------------------------------------------------------------
Operating Income                         $   10,418       $ 13,494              933           $ (10,977)      $  13,868
                                        ===============================================================================

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following segment results are reported under the segment reporting effective for the prior year:

                                              Magazine          In-Store            Wood
Three Months Ended October 31, 2003         Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $          68,068  $         17,212   $         6,744  $         92,024
Cost of Revenue                                     52,008             9,460             5,761            67,229
                                         -----------------------------------------------------------------------
Gross Profit                                        16,060             7,752               983            24,795
Selling, General & Administrative                    7,026             5,680               322            13,028
Fulfillment Freight                                  4,516                 -                 -             4,516
                                         -----------------------------------------------------------------------
Operating Income                         $           4,518  $          2,072   $           661  $          7,251
                                         =======================================================================
Total Assets                             $          52,707  $        110,704   $        17,439  $        180,850
                                         =======================================================================

                                              Magazine          In-Store            Wood
Three Months Ended October 31, 2002         Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $          57,562  $         18,462   $         4,918  $         80,942
Cost of Revenue                                     44,613            11,664             4,471            60,748
                                         -----------------------------------------------------------------------
Gross Profit                                        12,949             6,798               447            20,194
Selling, General & Administrative                    6,012             4,630               399            11,041
Fulfillment Freight                                  4,119                 -                 -             4,119
Relocation Expense                                      44               570                 -               614
                                         -----------------------------------------------------------------------
Operating Income                         $           2,774  $          1,598   $            48  $          4,420
                                         =======================================================================
Total Assets                             $          39,536  $        102,910   $        19,728  $        162,174
                                         =======================================================================

                                              Magazine          In-Store            Wood
Nine Months Ended October 31, 2003          Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $         197,719  $         45,861   $        14,615  $        258,195
Cost of Revenue                                    151,268            25,963            12,608           189,839
                                         -----------------------------------------------------------------------
Gross Profit                                        46,451            19,898             2,007            68,356
Selling, General & Administrative                   21,384            17,305             1,074            39,763
Fulfillment Freight                                 12,995                 -                 -            12,995
Relocation Expense                                   1,654                76                 -             1,730
                                         -----------------------------------------------------------------------
Operating Income                         $          10,418  $          2,517               933  $         13,868
                                         =======================================================================

                                              Magazine          In-Store            Wood
Nine Months Ended October 31, 2002          Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $         161,164  $         45,531   $        14,856  $        221,551
Cost of Revenue                                    126,428            26,161            12,347           164,936
                                         -----------------------------------------------------------------------
Gross Profit                                        34,736            19,370             2,509            56,615
Selling, General & Administrative                   17,667            14,058             1,260            32,985
Fulfillment Freight                                 11,112                 -                 -            11,112
Relocation Expense                                      43             1,562                 -             1,605
                                         -----------------------------------------------------------------------
Operating Income                         $           5,914  $          3,750   $         1,249  $         10,913
                                         =======================================================================

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 was applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies were permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of EITF No. 00-21 did not have a material impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the information in this quarterly report contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and elsewhere in this report:

         -        market acceptance of and continuing demand for our services;

         -        the impact of competitive services;

         -        the pricing and reimbursement policies of magazine publishers;

         - our ability to obtain additional financing to support our operations;

         -        changing market conditions and other risks detailed below;

         -        demand for magazines at the retailers we service; and

         - our ability to access retailer's point-of-sale information needed to efficiently allocate distribution.

OVERVIEW

Our business consists of four business segments: Magazine Fulfillment, In-Store Services, Wood Manufacturing and Shared Services. Our segment reporting is structured based on the reporting of senior management to the Chief Executive Officer.

         - The Magazine Fulfillment group uses our proprietary order regulation technology to manage the distribution of magazines to 25 retail chains and 1,700 independent retailers with over 5,300 retail outlets in the specialty retail market. We assist retailers with the selection, logistical procurement and fulfillment of approximately 4,000 monthly and 50 weekly magazine titles from over 560 publishers. The group was established in May 2001 with the acquisition of the Interlink Companies, Inc., or Interlink, and its two operating subsidiaries: International Periodical Distributors, Inc., or IPD, and David E. Young, Inc., or Deyco.

         - The In-Store Services group assists retailers with the design and implementation of their front-end area merchandising programs. We provide other value-added services to retailers, publishers and other vendors. These services include assisting retailers with the filing of publisher rebates and other fee collection efforts, and providing publishers with access to real-time sales information on more than 10,000 magazine titles, thereby enabling them to make more informed decisions regarding their product placement, cover treatments and distribution efforts.

         - The Wood Manufacturing group designs and manufactures wood display and store fixtures for leading specialty retailers.

         - The Shared Services group consists of overhead functions not allocated to the other groups. These functions include Corporate Finance, Human Resource, MIS and Executive Offices that are not allocated to the operating divisions. Prior to fiscal 2004, the majority of the expenses relating to these functions were included in the In-Store Services group. Comparable information is not available and not presented for prior fiscal years.

Revenues

The Magazine Fulfillment group derives revenues from:

         - selling and distributing magazines, including domestic and foreign titles, to major specialty retailers and wholesalers throughout the United States and Canada;

         - exporting domestic titles internationally to foreign wholesalers or through domestic brokers;

         -        serving as a secondary national distributor;

         - providing return processing services for major specialty retail book chains; and

         -        serving as an outsourced fulfillment agent.

The In-Store Services group derives revenues from:

         - designing, manufacturing and invoicing participants in front-end merchandising programs;

         - providing claim filing services related to rebates owed retailers from publishers or their designated agents;

         -        shipping, installing and removing front-end fixtures; and

         - providing information and management services relating to magazine sales to retailers and publishers throughout the United States and Canada.

The Wood Manufacturing group derives revenues from designing, manufacturing and installing custom wood fixtures primarily for retailers.

Cost of Revenues

Our cost of revenues for the Magazine Fulfillment group consists of the costs of magazines purchased for resale.

Our cost of revenues for the In-Store Services and the Wood Manufacturing groups includes:

         -        raw materials consumed in the production of display fixtures;

         -        production labor; and

         -        manufacturing overhead.

Selling, general and administrative

Selling, general and administrative expenses for each of the operating groups include:

         -        non-production labor;

         -        rent and office overhead;

         -        insurance;

         -        professional fees;

         -        computer related expenses.

Expenses associated with corporate finance, human resources, management information systems and executive offices are included within the Shared Services group and are not allocated to the other groups.

Fulfillment Freight

Fulfillment freight consists of our direct costs of distributing magazines by third-party freight carriers, primarily Federal Express ground service. Freight rates are driven by the weight of the copies being shipped and the distance between origination and destination.

Relocation Expenses

Relocation expenses consist of the cost of transferring existing employees and offices from their existing locations in High Point, North Carolina, St. Louis, Missouri and San Diego, California to our new offices in Bonita Springs, Florida. This relocation program began in fiscal 2003 and was completed in fiscal 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (all discussion of results express dollars in thousands):

THREE MONTHS ENDED OCTOBER 31,                                             2003                   2002
                                                                     ----------------------------------------
Revenues                                                             $          92,024     $           80,942
Cost of Revenues                                                                67,229                 60,748
                                                                     -----------------     ------------------
    Gross Profit                                                                24,795                 20,194
Selling, General and Administrative Expense                                     13,028                 11,041
Fulfillment Freight                                                              4,516                  4,119
Relocation Expenses                                                                  -                    614
                                                                     -----------------     ------------------
    Operating Income                                                             7,251                  4,420
Interest Expense                                                                  (803)                (1,028)
Other (Expense) Income                                                            (800)                   515
                                                                     -----------------     ------------------
    Income Before Taxes                                                          5,648                  3,907
Income Tax Expense                                                               1,638                  1,118
                                                                     -----------------     ------------------
    Net Income                                                       $           4,010     $            2,789
=============================================================================================================

Gross Profit Margin                                                              26.9%                   24.9%
Selling, General and Administrative Expense (% of Revenue)                       14.2%                   13.6%
Relocation Expenses (% of Revenue)                                                0.0%                    0.8%
Operating Profit Margin                                                           7.9%                    5.5%
Operating Profit Margin (excluding Relocation)                                    7.9%                    6.3%
=============================================================================================================

NINE MONTHS ENDED OCTOBER 31,                                             2003                  2002
                                                                     ----------------------------------------
Revenues                                                             $         258,195     $          221,551
Cost of Revenues                                                               189,839                164,936
                                                                     -----------------     ------------------
    Gross Profit                                                                68,356                 56,615
Selling, General and Administrative Expense                                     39,763                 32,985
Fulfillment Freight                                                             12,995                 11,112
Relocation Expenses                                                              1,730                  1,605
                                                                     -----------------     ------------------
    Operating Income                                                            13,868                 10,913
Interest Expense                                                                (2,770)                (2,581)
Other (Expense) Income                                                            (612)                   284
                                                                     -----------------     ------------------
    Income Before Taxes                                                         10,486                  8,616
Income Tax Expense                                                               2,977                  3,164
                                                                     -----------------     ------------------
    Net Income                                                       $           7,509     $            5,452
=============================================================================================================

Gross Profit Margin                                                              26.5%                   25.6%
Selling, General and Administrative Expense (% of Revenue)                       15.4%                   14.9%
Relocation Expenses (% of Revenue)                                                0.7%                    0.7%
Operating Profit Margin                                                           5.4%                    4.9%
Operating Profit Margin (excluding Relocation)                                    6.1%                    5.6%
=============================================================================================================

THREE MONTH PERIOD ENDED OCTOBER 31, 2003 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 31, 2002

Revenues

Revenues for the quarter increased $11,082 or, 13.7%, over the comparable quarter of the prior year due primarily to an increase in revenue in our Magazine Fulfillment group.

Revenues in our Magazine Fulfillment group increased $10,506, or 18.3%, due to revenue from our magazine export group, which began operations in March 2003, an increase in distribution of foreign titles, an increase in the number of publishers whose titles we distribute to our specialty retail customers, an increase in the number of retailers and retail outlets we service and an increase in the level of retail sales at the outlets we service.

Revenues in our In-Store Services group decreased $1,250, or 6.8%, primarily due to a decrease in our wire manufacturing revenues partially offset by a significant increase in freight revenue as we shipped a large number of fixtures being held for one of our significant customers.

Revenues in our Wood Manufacturing group increased $1,826, or 37.1%, due to an increase in the expansion and remodel program of a significant customer and an increase in the number of customers.

Gross profit

Gross profit for the quarter increased $4,601, or 22.8%, over the comparable quarter of the prior year due primarily to an increase in gross profit in our Magazine Fulfillment group.

Gross profit margins increased 2.0% in the current quarter over the comparable period of the prior year. Margins improved in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing groups by 1.1%, 8.2%, and 5.5%, respectively.

Gross profit in our Magazine Fulfillment group increased due to both the increase in revenue described above as well as improving margins. The increase in margins in our Magazine Fulfillment group resulted from a shift in product mix from low margin domestic titles to higher margin foreign titles.

Gross profit in our In-Store Services group increased despite the decrease in revenue described above due to an increase in our profit margins. The improved profit margins resulted from reductions in the cost of providing our claim filing services due to system improvements implemented during our relocation to Florida and a higher percentage of revenue derived from our higher margin services rather than wire manufacturing.

Gross profit in our Wood Manufacturing group increased due to the increase in revenue described above and an increase in our profit margins. The improved profit margins resulted from reductions in costs due to the shifting of the production and production capacity from our manufacturing facility in Nevada to our manufacturing facility in North Carolina.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1,987, or 18.0%, compared to the comparable three month period of the prior year. The increase resulted from the growth in our Magazine Fulfillment group and an increase in the expenses that are now accounted for under our Shared Services group.

The increase in these expenses for our Magazine Fulfillment group relates primarily to the inception of our magazine export business, which occurred in March 2003, and an overall increase in our back office operation to support our increase in distribution.

The increase in our Shared Services resulted from the overall growth in our businesses.

Fulfillment freight

Fulfillment freight expenses increased $397 or 9.6% compared to the comparable quarter of the prior year due to growth in our Magazine Fulfillment group. Freight as a percentage of the Magazine Fulfillment group revenues decreased from 7.2% to 6.6% due to improvement in the efficiency of our distribution model.

Relocation

During the three months ended October 31, 2003, we relocated our claim submission and fixture billing center in High Point, North Carolina to Bonita Springs, Florida. The total expense recorded for the three months ended October 31, 2003 related to this relocation was $614.

Operating income

Operating income in the quarter increased $2,831, or 64.1%, compared to the prior year due to the factors described above.

Operating profit margins improved from 5.5% to 7.9% in the current quarter compared to the comparable quarter of the prior year. The increase was due to the improvement in our gross profit margins and the non-recurring relocation expenses in the third quarter of the prior year, partially offset by the increase in our selling, general, and administrative expenses as a percent of revenues.

Interest Expense

Interest and related expenses relate primarily to our significant debt instruments, which until October 31, 2003 consisted of our former revolving line-of-credit with Bank of America, our credit facilities with Congress Financial, our Industrial Revenue Bonds related to our Rockford, Illinois manufacturing facility and debt to prior owners of an acquired company.

On October 30, 2003, the Company obtained new financing (see Note 3 to condensed financial statements).

Other Expense (Income)

Other expense (income) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

Other expense during the current three month period included a charge of $865 related to the write-off of deferred financing fees associated with our former credit facilities with Bank of America and Congress Financial in conjunction with the Company's refinancing of this debt.

Income tax expense

The effective income tax rates were 29.0% and 28.6% for the quarter ended October 31, 2003 and 2002, respectively.

The difference between the statutory rate and effective tax rate relates primarily to the realization of a portion of the net operating loss carryforward acquired as part of our acquisition of Interlink.

NINE MONTH PERIOD ENDED OCTOBER 31, 2003 COMPARED TO NINE MONTH PERIOD ENDED OCTOBER 31, 2002

Revenues

Revenues for the period increased $36,644, or 16.5%, over the comparable nine months of the prior year due primarily to an increase in revenue in our Magazine Fulfillment group.

Revenues in our Magazine Fulfillment group increased $36,555, or 22.7%, due to revenues from our magazine export group, which began operations in March 2003, an increase in distribution of foreign titles, an increase in the number of publishers (i.e., titles) we distribute to our specialty retail customers, an increase in the number of retailers and retail outlets we service and an increase in the level of retail sales at the outlets we service.

Revenues in our In-Store Services group and Wood Manufacturing group did not change significantly compared to the comparable period of the prior year.

Gross profit

Gross profit for the period increased $11,741, or 20.7%, over the comparable period of the prior year due primarily to an increase in gross profit in our Magazine Fulfillment.

Gross profit margins increased 0.9% in the current period over the comparable period of the prior year. Margins improved (declined) in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing by 1.9%, 0.8%, and (3.2)%, respectively.

Gross profit in our Magazine Fulfillment group increased due to both the increase in revenue described above as well as improving margins. The increase in margins in our Magazine Fulfillment group resulted from a shift in product mix from lower margin domestic titles to higher margin foreign titles.

Gross profit in our In-Store Services and Wood Manufacturing did not change significantly compared to the comparable period of the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6,778, or 20.6%, compared to the comparable period of the prior year. The increase resulted from the growth in our Magazine Fulfillment group and an increase in the expenses that now are accounted for under our Shared Services group.

The increase in our Magazine Fulfillment group relate primarily to the inception of our magazine export business, which occurred in March 2003, and an overall increase in our back office operation to support our increase in distribution.

The increase in our Shared Services resulted from the overall growth in our businesses.

Fulfillment freight

Fulfillment freight expenses increased $1,883, or 17.0%, compared to the comparable period of the prior year due to growth in our Magazine Fulfillment group. Freight as a percentage of the Magazine Fulfillment groups revenues decreased from 6.9% to 6.6% due to improvement in the efficiency of our distribution model.

Relocation

During the nine month period ended October 31, 2003, we relocated our magazine distribution back office from San Diego, California to Bonita Springs, Florida. The total expense recorded in the period related to this relocation was $1,730.

During the nine month period ended October 31, 2002, we relocated our claim submission and fixture billing center in High Point, North Carolina to Bonita Springs, Florida. The total expense recorded in the period related to this relocation was $1,605.

Operating income

Operating income in the nine month period increased $2,955, or 27.1%, compared to the prior year due to the factors described above.

Operating profit margins improved from 4.9% to 5.4% in the current period compared to the comparable period of the prior year. The increase was due to the improvement in our gross profit margins partially offset by the increase in our selling, general, and administrative expenses as a percent of revenues.

Interest Expense

Interest and related expenses relate primarily to our significant debt instruments, which consist of our former revolving line-of-credit with Bank of America, our credit facilities with Congress Financial, our Industrial Revenue Bond related to our Rockford, Illinois manufacturing facility and debt to prior owners of Interlink.

Other Expense (Income)

Other expense (income) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

Other expense in the current period includes a charge of $865 related to the refinancing of our senior credit facilities.

Income tax expense

The effective income tax rates were 28.4% and 36.8% for the nine months ended October 31, 2003 and 2002, respectively.

The difference between the statutory rate and effective tax rates relates primarily to the realization of a portion of the net operating loss carryforward acquired with our acquisition of Interlink.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash includes receipts from our customers and borrowings under our credit facilities.

Our primary cash requirements for the Magazine Fulfillment group are the cost of magazines and the cost of freight, labor and facility expense associated with our distribution centers.

Our primary cash requirements for the In-Store Services group are the cost of raw materials, labor, and factory overhead incurred in the production of front-end displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim. We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Wood Manufacturing group are for purchasing materials, the cost of labor, and factory overhead incurred in the manufacturing process.

Our primary cash requirements for the Shared Services group are for salaries, professional fees and insurance not allocated to the operating divisions.

Net cash provided by operating activities was $3,237 and $13,310 for the nine month periods ended October 31, 2003 and 2002, respectively.

Operating cash flows in the first nine months of fiscal year 2004 were primarily from net income ($7,509), adding back non-cash charges including depreciation and amortization ($3,046), provisions for losses on accounts receivable ($1,588), and a significant increase in accounts payable ($11,261). These cash providing activities were offset by a significant increase in accounts receivable ($19,224).

The increase in accounts receivable and accounts payable related primarily to the magazine export agreement and the inception of that business. The magazine export agreement allowed us to become a leading exporter of domestic titles to wholesalers overseas. Magazine are purchased directly from domestic publishers and sold on extended terms to foreign distribution agents who distribute the magazines to retailers in their geographic territories. The inception of this business resulted in an increase in accounts receivable and an increase in accounts payable. The first nine months of the current year includes eight months of operations from this business and only five months of cash collections due to standard payment terms of 90 days, which is typical for this segment of the industry.

Operating cash flows in the first nine months of fiscal year 2003 were primarily from net income ($5,452), adding back non-cash charges including depreciation and amortization ($2,230), provisions for losses on accounts receivable ($589), and a significant decrease in accounts receivable ($9,939). These cash providing activities were offset by a significant decrease in accounts payable ($6,395).

The decrease in accounts receivable during the first nine months of fiscal 2003 related primarily to an unusually high level of accounts receivable as of the beginning of the fiscal year returning to more normal levels. Improved cash collections allowed us to significantly reduce payables.

Net cash used in investing activities was $3,834 and $7,823 for the nine month period ended October 31, 2003 and 2002, respectively.

Investing activities in the first nine months of fiscal year 2004 consisted primarily of the initial payment under the magazine export agreement, a contingent payment under the magazine import agreement and capital expenditures.

Investing activities in the first nine months of fiscal year 2003 consisted of capital expenditures, our acquisition of a wire manufacturing company in Vancouver, British Columbia and our acquisition of a customer list of foreign magazine publishers.

Our borrowing agreements limit the amount we can expend on capital expenditures in any fiscal year.

Net cash provided by (used in) financing activities were $4 and $(893) for the nine months ended October 31, 2003 and 2002, respectively.

Financing activities in the first nine months of fiscal year 2004 consisted primarily of the refinancing or our existing credit facilities and proceeds from the issuance of our equity securities under our employee stock option plans.

Financing activities in the first nine months of fiscal year 2003 consisted primarily of borrowing against our credit facilities, payment under debt obligations and the purchase of treasury stock.

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our wire manufacturing business, and the payment cycle of the magazine distribution business.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not collected by us for the most part until 90 days after the advance is made. As a result, our funding requirement peak at the time of the initial advances and decrease over the next 90 days as the cash is collected on the related claims.

The wire manufacturing is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these fixture programs are generally collected from all participants within 120 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the wire fixtures and decreases significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Our magazine distribution business is unique in that our significant customers pay weekly and we pay our suppliers monthly. As a result, funding requirements peak at the end of the month when supplier payments are made and decrease over the course of the next month as our receivables are collected.

At October 31, 2003, our total debt obligations were $53,107, excluding outstanding letters of credit. Debt consists of our revolving credit facility with Wells Fargo Foothill that we use to fund our short-term financing needs, long-term notes to Wells Fargo Foothill and Hilco Capital, an Industrial Revenue Bond connected to our manufacturing facility in Illinois, amounts owed related to the magazine export agreement, and a note payable to the former owners of an acquired company.

On October 30, 2003, we entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables us to borrow up to $45.0 million under a revolving credit facility and provides a $5.0 million note payable. The credit agreement expires on October 30, 2006.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.0% at October 31, 2003) plus up to .5% based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $45 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits.

Availability under the revolving facility is limited by a borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $16.3 million at October 31, 2003.

The term note payable bears interest at a rate equal to the prime rate (4.0% at October 31, 2003) plus 2.5%. The note is payable in equal principal installments of $83 per month plus current interest.

Under the credit agreement, we are limited in our ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and we are required to maintain certain financial ratios. We were in compliance with these ratios at October 31, 2003.

On October 30, 2003, we entered into a credit agreement with Hilco Capital LP. The notes has a face value of $15.0 million note payable and has been recorded net of the original issuance discount ($963) related to the fair value of the warrants issued concurrently with the issuance of the notes. The note payable bears current interest at a rate equal to the greater of the prime rate (4.0% at October 31, 2003) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement.

Under the note payable, we are limited in our ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and we are required to maintain certain financial ratios. We were in compliance with these ratios at October 31, 2003.

On January 30, 1995, the City of Rockford, Illinois issued $4.0 million of its Industrial Project Revenue Bonds, Series 1995, and the proceeds were deposited with the Amalgamated Bank of Chicago, as trustee. The proceeds of the issuance were utilized to construct our manufacturing facility in Rockford, Illinois. Bank of America ("the Bank") has issued an unsecured letter of credit for $4.1 million in connection with the Industrial Revenue Bond. The bonds are secured by the trustee's indenture and the letter of credit. The bonds bear interest at a variable weekly rate (approximately 80% of the Treasury Rate) not to exceed 15% per annum. The bonds mature on January 1, 2030. Fees related to the letter of credit are .75% per annum of the outstanding bond principal plus accrued interest.

Amounts owed related to the magazine export agreement consist of 12 quarterly payments of $350 beginning in January 2004.

A note payable in the principal amount of $1.9 million to the previous owner of an acquired company is past due and is being disputed under the conditions of the acquisition agreement.

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

Revenue Recognition

We record a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. Estimated sales returns are based on historical sales returns and daily point-of-sale data from significant customers. The purchase return estimate is calculated from the sales return reserve based on historical gross profit. If the historical data we use to calculate these estimates does not properly reflect future results, revenue and/or cost of sales may be misstated.

Allowance for Doubtful Accounts

We provide for potential uncollectible accounts receivable based on customer-specific information and historical collection experience. If market conditions decline, actual collection experience may not meet expectations and may result in increased bad debt expenses.

Taxes on Earnings

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to increase or decrease valuation allowances against its deferred tax assets resulting in additional income tax expenses or benefits.

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

Our debt relates primarily to credit facilities with Wells Fargo Foothill and a note payable to Hilco Capital.

The revolving credit facility with Wells Fargo Foothill has an outstanding principal balance of approximately $23.8 million as of October 31, 2003. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (or LIBOR) plus a margin specified in the credit agreement.

The term note payable with Wells Fargo Foothill has an outstanding principal balance of $5.0 million as of October 31, 2003. Interest on the outstanding balance is charged based on a variable interest rate related to prime rate plus a margin specified in the credit agreement.

The term note payable with Hilco Capital has a principal amount payable at maturity of $15.0 million as of October 31, 2003. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate plus a margin specified in the credit agreement.

Interest expense from these two facilities is subject to market risk in the form of fluctuations in interest rates.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $1.5 million or 1.6% of our third quarter revenues. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our purchase of magazines from foreign publishers and sale of domestic magazine titles to foreign wholesalers. Foreign magazines are purchased in foreign currency (primarily Euros) and sold domestically in US$. Domestic magazines are purchased in US$ and in some instances sold internationally in local currency. A significant change in the relative strength of the US$ could have a significant impact on the sales of these magazines at retail and on our results of operations.

We do not conduct any significant hedging activities related to foreign currency.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, with the participation of management, evaluated our disclosure controls and procedures as of October 31, 2003. Based on that evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were, as of October 31, 2003, (i) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have not been changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

As of August 29, 2003, the Company issued to Phoenix Media Group, LLC a warrant to acquire 75,000 shares of the Company's common stock for a purchase price of $8.01 per share, the prevailing market price of the Company's common stock on the date the warrant was issued. The warrant provides that it may be exercised as to 25,000 shares immediately, as to an additional 25,000 shares after September 1, 2004 and as to the remaining 25,000 shares after September 1, 2005. The warrant expires on August 29, 2013, unless sooner terminated as the result of the occurrence of certain specified events. The warrant was issued in conjunction with the execution and delivery of a service agreement in reliance on Section 4(2) of the Securities Act of 1933, as amended.

As of October 23, 2003, the Company issued to Melvyn Phillips, the Managing Director of one of the Company's subsidiaries, a warrant to acquire 150,000 shares of the Company's common stock for a purchase price of $6.82 per share. The warrant provides that it may be exercised as to 50,000 shares after October 1, 2004, as to an additional 50,000 shares after October 1, 2005 and as to the remaining 50,000 shares after October 1, 2006. The warrant expires on October 23, 2013, unless sooner terminated as the result of the occurrence of certain specified events. The warrant was issued as additional compensation for Mr. Phillips services to the Company's subsidiary in reliance on Regulation S under the Securities Act of 1933, as amended.

As of October 30, 2003, the Company issued to Hilco Capital, LP warrants (the "Warrants") to purchase an aggregate of 400,000 shares of the Company's common stock, $0.01 par value per share. The Warrants entitled the holder to purchase shares of the Company's common stock for a purchase price of $8.04 per share at any time after issuance and before October 30, 2008. The number of shares issuable upon exercise of the Warrants and the applicable purchase price are subject to adjustment upon the occurrence of certain dilutive and organic events. The Warrants were issued in conjunction with the establishment of a junior secured credit facility in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  See Exhibit Index

         (b)      Reports on Form 8-K.

                  On September 22, 2003, the Company filed a Current Report on Form 8-K under Item 12 thereof disclosing the Company's public announcement of the results of operation for the fiscal quarter ended October 31, 2003 and the fiscal quarter then ended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOURCE INTERLINK COMPANIES, INC.

Date: December 15, 2003                         /s/ Marc Fierman
                                                ---------------------------
                                           Marc Fierman, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                            Description
-------                                           -----------
10.33.1           First Amendment to Net Lease between Conewago Contractors, Inc. and
                  International Periodical Distributors, Inc. dated as of September 1, 2003.

31.1              Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1              Section 1350 Certification of Principal Executive Officer

32.2              Section 1350 Certification of Principal Financial Officer