Form 10-K/A
period 2003-01-31
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                Amendment No. 1


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

                                EXPLANATORY NOTE


This report has been amended for the sole purpose of (1) making certain technical corrections to the text of the certifications of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002, (2) identifying on the Exhibit Index to this report the filing date and type of document with which each document was filed, (3) as described in Note 20 to our consolidated financial statements herein, reflecting adjustments to our historical financial statements arising from the revision of our accounting treatment for revenue recognition related to our rebate claim filing and (4) supplementing the discussion under Item 14 Controls and Procedures to address the conclusions stated therein in light of such restatement.

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


The Magazine Distribution group accounted for approximately 72.8% of our fiscal 2003 revenues, 65.2% of our fiscal 2002 revenues and 0.0% of our fiscal 2001 revenues.


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

IN-STORE SERVICES


The In-Store Services group accounted for approximately 21.2% of our fiscal 2003 revenues, 27.3% of our fiscal 2002 revenues and 73.5% of our fiscal 2001 revenues, by providing a variety of services to the magazine retailing industry, the more important of which are described below:


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

WOOD MANUFACTURING


In the fall of 1999, our Wood Manufacturing group was established with the acquisition of two manufacturers of custom wood store fixtures and displays demanded by bookstore chains, discount stores, department stores and certain niche retailers. The Wood Manufacturing group accounted for approximately 6.0% of our fiscal 2003 revenues, 7.5% of our fiscal 2002 revenues and 26.5% of our fiscal 2001 revenues.


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

ITEM 6. SELECTED FINANCIAL DATA (in thousands except per share data):

         STATEMENT OF OPERATIONS INFORMATION:


                                                                       (RESTATED)
                                        ------------------------------------------------------------------------
                                                             Fiscal Year Ended January 31,
                                            2003            2002(1)       2001(1)       2000            1999
                                        ------------------------------------------------------------------------
Revenues                                $     290,894   $    238,923    $   92,423     $   82,279    $    20,051
Cost of revenues                              216,483        176,357        53,792         48,806         10,953
                                        -------------   ------------    ----------     ----------    -----------
      Gross profit                             74,411         62,566        38,631         33,473          9,098
Selling, general and administrative            61,285         46,909        23,279         12,162          2,551
Relocation                                      1,926              -             -              -              -
Amortization of goodwill                            -          5,424         2,994          2,718            398
Asset impairment charge                             -         78,126             -              -              -
                                        -------------   ------------    ----------     ----------    -----------
Operating income (loss)                        11,200        (67,893)       12,358         18,593          6,149
Interest expense, net                          (3,765)        (3,338)       (2,312)          (919)          (303)
Other income (expense)                            514         (2,339)           36           (152)           (47)
                                        -------------   ------------    ----------     ----------    -----------
  Total other                                  (3,251)        (5,677)       (2,276)        (1,071)          (350)
Income (loss) before income taxes               7,949        (73,570)       10,082         17,522          5,799
Income tax expense (benefit)                      611           (705)        3,965          7,499          2,373
                                        -------------   ------------    ----------     ----------    -----------
      Net income (loss)                 $       7,338   $    (72,865)   $    6,117     $   10,023    $     3,426
                                        =============   ============    ==========     ==========    ===========

Earnings (loss) per share
      Basic                                      0.40   $      (4.07)   $     0.35     $     0.65    $      0.38
      Diluted                                    0.40          (4.07)         0.33           0.60           0.35
Weighted average outstanding shares
      Basic                                    18,229         17,915        17,591         15,332          9,132
      Diluted                                  18,478         17,915        18,348         16,815          9,776


         BALANCE SHEET INFORMATION:


                          ----------------------------------------------------------------------
                                                      At January 31,
                              2003             2002         2001          2000            1999
                          ----------------------------------------------------------------------
Total assets              $     157,239      164,430       158,448       158,289          67,349
Total debt                       46,241       57,675        31,896        32,389           3,508
Stockholders' equity             50,919       43,543       109,790       105,120          50,103


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

The following tables set forth, for the periods presented, information relating to our operations:


                                                                    Fiscal Year Ended January 31,
                                                             -----------------------------------------
                                                                  2003          2002           2001
                                                             -----------------------------------------
Revenues                                                     $    290,894   $   238,923     $   92,423
Cost of Revenues                                                  216,483       176,357         53,792
                                                             ------------   -----------     ----------
    Gross Profit                                                   74,411        62,566         38,631
Selling, General and Administrative Expense                        61,285        46,909         23,279
Relocation Expenses                                                 1,926             -              -
Amortization of Goodwill                                                -         5,424          2,994
Asset Impairment Charge                                                 -        78,126              -
                                                             ------------   -----------     ----------
    Operating Income (loss)                                        11,200       (67,893)        12,358
Interest Expense                                                   (3,765)       (3,338)        (2,312)
Other Expense (Income)                                                514        (2,339)            36
                                                             ------------   -----------     ----------
    Income (Loss) before taxes                                      7,949       (73,570)        10,082
Income Tax Expense (Benefit)                                          611          (705)         3,965
                                                             ------------   -----------     ----------
    Net Income (loss)                                        $      7,338   $   (72,865)    $    6,117
------------------------------------------------------------------------------------------------------

Gross Profit Margin                                                  25.6%         26.2%          41.8%
Selling, General and Administrative Expense (% of Revenue)           21.1%         19.6%          25.2%
------------------------------------------------------------------------------------------------------

REVENUES


Revenues increased $51,971 (21.8%) from 2002 to 2003. The increase relates primarily to the acquisition of Interlink. The results of operations for 2002 include only eight months of operations of the acquired companies.



Revenues increased $146,500 (158.5%) from 2001 to 2002. The increase relates primarily to the acquisition of Interlink. The results of operation for 2001 include no activity related to the acquired companies.


COST OF REVENUES


Cost of revenues increased $40,126 (22.8%) from 2002 to 2003. The increase relates primarily to the acquisition of Interlink. The results of operations for 2002 include only eight months of operations of the acquired companies.



Gross profit margins declined 0.6% from 2002 to 2003. The decline relates primarily to our acquisition of Interlink. The acquired companies operating business are historically known as lower margin businesses than our pre-acquisition businesses.



Cost of revenues increased $122,565 (227.8%) from 2001 to 2002. The increase relates primarily to the acquisition of Interlink. The results of operation for 2001 include no activity related to the acquired companies.


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

Other income was insignificant in 2001.

INCOME TAX EXPENSE (BENEFIT)


The effective income tax rates for 2003, 2002 and 2001 were 7.6%, 1.0%, and 39.3%, respectively. The difference in 2003 between the effective tax rates and the statutory rates related to the realization of a portion of the NOL acquired with our acquisition of Interlink that was fully reserved at the end of 2002. The difference in 2002 between the effective tax rates and statutory rates related to items that created permanent differences between book and tax income, primarily the amortization and impairment charge associated with non-deductible goodwill.


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

Selling, General and Administrative


Selling, general and administrative (SG&A) expenses consist primarily of personnel costs (both administrative and distribution), direct freight costs, and administrative overheads. SG&A expenses increased $13,163 (50.0%) from 2002 to 2003.

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

IN-STORE SERVICES

The In-Store Services segment's financial performance was as follows:


                                                                    Fiscal Year Ended January 31,
                                                              ---------------------------------------
                                                                2003            2002          2001
                                                              ---------------------------------------
Revenues                                                    $     61,754    $   65,148     $   67,914
Cost of Revenues                                                  35,391        33,978         34,872
                                                            ------------    ----------     ----------
    Gross Profit                                                  26,363        31,170         33,042
Selling, General and Administrative Expense                       19,971        18,848         21,808
Relocation Expenses                                                1,841             -              -
Amortization of Goodwill                                               -         2,723          2,677
                                                            ------------    ----------     ----------
    Operating Income                                        $      4,551    $    9,599     $    8,557
=====================================================================================================

Gross Profit Margin                                                 42.7%         47.8%          48.7%
Selling, General and Administrative Expense (% of Revenue)          32.3%         28.9%          32.1%
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

Revenues

Revenues for the In-Store Services segment are driven primarily by the number of large retailers who pursue a new front-end marketing program during the fiscal year. Typically, retailers maintain a three year life cycle on their front-end marketing program, which includes replacing their front-end fixtures with newly designed ones, making year-over-year comparisons less meaningful. Revenues decreased $3,394 (5.2%) from 2002 to 2003 and decreased $2,766 (4.1%) from 2001 to 2002.

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

Cost of Revenues


Cost of revenues for the In-Store segment consist of the cost of the manufacturing wire fixtures (raw material, labor and factory overhead), the personnel costs of providing our claiming services and the cost of information we resell to our customers. Gross profit decreased $4,807 (15.4%) from 2002 to 2003. Gross profit margins decreased 5.1% from 2002 to 2003. Gross profit decreased $1,872 (5.7%) from 2001 to 2002. Gross profit margins decreased 0.9% from 2001 to 2002.


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

Revenues


Revenues from the Wood Manufacturing segment are driven primarily by the number of new store openings or remodels undertaken by our primary customers. Historically, the segment relied heavily on two primary customers for its revenues. As a result, significant changes in those customers' operating plans have an immediate impact on the overall revenue growth of the segment. Revenues decreased $494 (2.7%) from 2002 to 2003 and $6,538 (26.7%) from 2001 to 2002.


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

Selling, General and Administrative


Selling, General and Administrative (SG&A) consists of the administrative tasks performed at the plant level. SG&A increased $90 (5.3%) from 2002 to 2003 and $238 (16.2%) from 2001 to 2002.


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


Net cash provided by (used in) operating activities was $20,634, $(1,602) and $7,295 for 2003, 2002 and 2001, respectively.



Operating cash flow from 2003 was primarily from net income ($7,338), adding back non-cash charges such as depreciation and amortization ($3,301) and provisions for losses on accounts receivable ($2,023) and a significant decrease in accounts receivable ($17,619). These cash providing activities were offset by a significant reduction in accounts payable ($9,675).


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


Cash used in operating activities in 2002 was $1,602 despite a net loss of $72,865. Operating cash flow resulted from a significant non-cash charges including depreciation and amortization, provisions for losses on accounts receivable and an asset impairment charge. In addition to the non-cash charges we also experience a significant increase in accounts payable, which increases cash flow from operations. This increase related our recently purchased Interlink subsidiaries increase in the average days outstanding to its vendors. These increases were offset by a significant increase in accounts receivable. The increase in accounts receivable was attributable to the high third quarter revenues and the resulting accounts receivable that was not collected until the first quarter of 2003.


Operating cash flow in 2001 was positive as a result of our net income and increases related to non-cash charges such as depreciation and amortization and provision for losses on accounts receivable. Increases caused by a overall decrease in inventory were offset by decrease in other assets and accounts payable and accrued expenses.


Net cash (used in) provided by investing activity was $(12,836), $2,270 and $(7,416) in 2003, 2002 and 2001, respectively.



In 2003, cash used in investing activity related to capital expenditures of $4,429, which related primarily to our relocation to Florida, an increase in our advance pay receivable, the acquisition of Innovative Metal Fixtures ($2,014 of a total purchase price of approximately $2,600; the remaining portion consisting of a note payable to the former owner) and a customer list ($2,000) related to the domestic distribution of foreign (primarily European) titles.



In 2002, cash provided by investing activities related primarily to a decrease in our advance pay receivables partially offset by the acquisition of Interlink.

In 2001, cash used in investing activities related both to the initial investment in Interlink as well as the acquisition of a marketable security.

Our borrowing agreements limit the amount we can expend on capital expenditures in any fiscal year.


Net cash (used in) provided by financing activities was $(5,171), $1,190 and $(532) in 2003, 2002 and 2001, respectively.


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


In 2001, cash used in financing activities related to treasury stock purchases partially offset by proceeds from the issuance of common stock.


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

ITEM 14. CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the Securities Exchange Act of 1934, as of the date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.



In addition, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we have not identified any significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.



As described in Note 20 to our annual consolidated financial statements contained herein, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of revenues derived from our rebate claim filing services and cash flows from our Advance Pay Program. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of the filing of this amended report. Based on this evaluation, our principal executive officer and principal financial officer concluded that (a) the prior conclusion was correct, and that our disclosure controls and procedures were effective, and
(b) the disclosure controls and procedures were not intended to elicit the type of information that resulted in the restatement.

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 2, 2004.


                                             SOURCE INTERLINK COMPANIES, INC.
                                                      (registrant)

                                                     /s/ Marc Fierman
                                             -----------------------------------
                                                      Marc Fierman
                                                 Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated March 2, 2004.


                SIGNATURE                                               TITLE
        /s/ S. LESLIE FLEGEL                         Chairman, Chief Executive Officer
------------------------------------------           and Director (principal executive officer)
            S. Leslie Flegel

        /s/ JAMES R. GILLIS                          President, Chief Operating Officer
------------------------------------------           and Director
            James R. Gillis

        /s/ MARC FIERMAN                             Chief Financial Officer
------------------------------------------           (principal financial and accounting officer)
            Marc Fierman

        /s/ ROBERT O. ADERS                          Director
------------------------------------------
            Robert O. Aders


        /s/ HARRY L. FRANC III                       Director
------------------------------------------
           Harry L. Franc III


         /s/ ARON KATZMAN                            Director
------------------------------------------
             Aron Katzman


        /s/ ALLAN R. LYONS                           Director
------------------------------------------
            Allan R. Lyons

       /s/ RANDALL S. MINIX                          Director
------------------------------------------
           Randall S. Minix

      /s/ KENNETH F. TEASDALE                        Director
------------------------------------------
          Kenneth F. Teasdale

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



     As discussed in Note 20, the consolidated financial statements have been restated to reflect the effect of a change in recognizing revenue for the Company's rebate claim filing service. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," on February 1, 2002.



                                          /s/ BDO SEIDMAN, LLP



Chicago, Illinois


April 30, 2003, except for Note 20 which is as of March 1, 2004

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)



January 31,                                                                    2003               2002
----------------------------------------------------------------------------------------------------------
                                                                                     (restated)
ASSETS

CURRENT

      Cash                                                                  $    5,570         $     2,943

      Trade receivables (Note 3)                                                44,108              63,242

      Claims purchased under advance pay program                                 7,761               3,368

      Inventories (Note 4)                                                      15,912              16,923

      Income taxes receivable                                                    6,883               6,085

      Deferred tax asset (Note 9)                                                2,342                  46

      Other current assets                                                       2,051               2,949
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            84,627              95,556
==========================================================================================================

Property, Plants and Equipment (Note 5)                                         27,671              27,561

Less accumulated depreciation and amortization                                  (7,532)             (7,184)
----------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                              20,139              20,377
==========================================================================================================

OTHER ASSETS

      Goodwill                                                                  44,750              42,769

      Other intangibles, net (Note 6)                                            2,047                 108

      Deferred tax asset (Note 9)                                                  947               2,065

      Other                                                                      4,729               3,555
----------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                              52,473              48,497
==========================================================================================================

                                                                            $  157,239         $   164,430
==========================================================================================================


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)


January 31,                                                                                    2003                 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Checks issued against future advances on revolving credit facility                     $      6,611        $          -

     Accounts payable and accrued expenses, net of allowance for returns of $31,543
     and $38,527 at January 31, 2003 and 2002, respectively                                       50,119              60,362

     Current maturities of long-term debt (Note 7)                                                29,215              42,097

     Deferred revenue                                                                              2,177               2,497

     Other current liabilities                                                                        24                  24
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                         88,146             104,980

Debt, less current maturities (Note 7)                                                            17,026              15,578

Other long-term liabilities                                                                        1,148                 329
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                106,320             120,887
============================================================================================================================

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY

Contributed Capital:

     Preferred Stock, $.01 par (2,000 shares authorized; none issued)                                  -                   -

     Common Stock, $.01 par (40,000 shares authorized; 18,363 and 19,415 shares
     issued)                                                                                         184                 194

     Additional paid-in-capital                                                                   97,338             103,386
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                    97,522             103,580

Accumulated deficit                                                                              (45,826)            (53,164)

Accumulated other comprehensive (loss):

    Foreign currency translation                                                                    (210)               (387)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  51,486              50,029
Less: Treasury Stock (100 and 1,126 shares at cost)                                                 (567)             (6,486)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                        50,919              43,543
============================================================================================================================

                                                                                            $    157,239        $    164,430
============================================================================================================================


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)


                                                                             2003            2002            2001
---------------------------------------------------------------------------------------------------------------------
                                                                                          (restated)
Revenues                                                                 $    290,894     $  238,923      $   92,423

Costs of Revenues                                                             216,483        176,357          53,792
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                   74,411         62,566          38,631

Selling, General and Administrative Expense                                    61,285         46,909          23,279

Relocation Expenses                                                             1,926              -               -

Amortization of Goodwill (Note 6)                                                   -          5,424           2,994

Goodwill Impairment Charge                                                          -         78,126               -
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                        11,200        (67,893)         12,358
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)

            Interest expense, net                                              (3,765)        (3,338)         (2,312)

            Other                                                                 514         (2,339)             36
--------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                   (3,251)        (5,677)         (2,276)
--------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                               7,949        (73,570)         10,082

Income Tax Expense (Benefit) (Note 9)                                             611           (705)          3,965
====================================================================================================================
Net Income (Loss)                                                        $      7,338     $  (72,865)     $    6,117
====================================================================================================================

Earnings per Share - Basic                                               $       0.40     $    (4.07)     $     0.35

Weighted Average of Shares Outstanding - Basic (Note 8)                        18,229         17,915          17,591

Earnings per Share - Diluted                                             $       0.40     $    (4.07)     $     0.33

Weighted Average of Shares Outstanding - Diluted (Note 8)                      18,478         17,915          18,348
====================================================================================================================


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (in thousands)

                                                                      (restated)



                                                                 Retained
                                 Common Stock     Additional     Earnings        Other          Treasury Stock        Total
                               ----------------   Paid - in    (Accumulated   Comprehensive   ------------------  Stockholders'
                               Shares    Amount    Capital       Deficit)        (Loss)       Shares     Amount      Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2000
  (as previously reported)     17,345    $  173   $   91,770    $   15,878      $      80         42    $  (487)  $     107,414
Prior period adjustment            --        --           --        (2,294)            --         --         --          (2,294)
                               ------    ------   ----------                    ---------      -----    -------   -------------
Balance January 31, 2000
  (as restated)                17,345       173       91,770        13,584             80         42       (487)        105,120
Net income                                                           6,117                                                6,117
Foreign Currency
Translation                                                                          (161)                                 (161)
Unrealized loss on
marketable security, net
of taxes                                                                           (1,339)                               (1,339)
                                                                                                                  -------------
Comprehensive income                                                                                                      4,617
                                                                                                                  -------------

Issuance of common stock          413         4        2,283                                                              2,287
Exercise of stock options         110         1          860                                                                861
Exercise of warrants              499         5        2,542                                                              2,547
Purchase of treasury stock                                                                     1,075     (5,960)         (5,960)
Other                               5         -          318                                                                318
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2001
   (as restated)               18,372       183       97,773        19,701         (1,420)     1,117     (6,447)        109,790

Net loss                                                           (72,865)                                             (72,865)
Foreign Currency Translation                                                         (306)                                 (306)
Loss on marketable security
included in net income                                                              1,339                                 1,339
                                                                                                                  -------------
Comprehensive loss                                                                                                      (71,832)
                                                                                                                  -------------

Issuance of common stock          980        10        5,439                                                              5,449
Exercise of stock options          57         1          147                                                                148
Purchase of treasury stock                                                                         9        (39)            (39)
Other                               6         -           27                                                                 27
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2002
   (as restated)               19,415    $  194   $  103,386   $   (53,164)     $    (387)     1,126    $(6,486)  $      43,543

Net income                                                           7,338                                                7,338
Foreign Currency Translation                                                          177                                   177
                                                                                                                  -------------
Comprehensive income                                                                                                      7,515
                                                                                                                  -------------

Issuance of common stock in
exchange for services              46         1          214                                                                215
Exercise of stock options          17         -           77                                                                 77
Exercise of warrants               11         -           32                                                                 32
Purchase of treasury stock                                                                       100       (464)           (464)
Retirement of treasury stock   (1,126)      (11)      (6,372)                                 (1,126)     6,383               -
Other                                                      1                                                                  1
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2003
   (as restated)               18,363    $  184   $   97,338   $   (45,826)     $    (210)       100    $  (567)  $      50,919
===============================================================================================================================


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

                                                                      (restated)



Years ended January 31,                                                     2003            2002              2001
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

     Net income (loss)                                                    $  7,338        $ (72,865)        $  6,117
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                      3,301            7,815            4,957
          Provision for losses on accounts receivable                        2,023            2,824            1,477
          Deferred income taxes                                             (2,278)          (2,321)             215
          Deferred revenue                                                    (320)            (855)            (472)
          Loss on sale of security                                               -            3,500                -
          Asset impairment charge                                                -           78,126                -
          Other                                                               (288)             581              498
          Changes in assets and liabilities (excluding business
          acquisitions):
             Decrease (increase) in accounts receivable                     17,619          (36,851)          (1,679)
             Decrease (increase) in inventories                              1,200           (3,227)           3,700
             Decrease (increase) in other assets                             1,714           (1,476)          (3,021)
             (Decrease) increase in accounts payable and accrued expenses   (9,675)          23,147           (4,497)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             20,634           (1,602)           7,295
--------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

     Capital expenditures                                                   (4,429)          (3,711)          (3,517)
     Purchase of claims under advance pay program                          (79,789)         (85,888)         (73,030)
     Collections on claims under advance pay program                        75,396          101,886           74,453
     Acquisition of The Interlink Companies, Inc., net of cash acquired          -          (13,677)          (2,544)
     Acquisition of Innovative Metal Fixtures, Inc.                         (2,014)               -                -
     Acquisition of customer list                                           (2,000)                                -
     Proceeds from the sale of fixed assets                                      -            3,495                9
     Investment in marketable security                                           -                -           (3,500)
     Other                                                                       -              165              713
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (12,836)           2,270           (7,416)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

     Increase (decrease) in checks issued against revolving credit
     facilities                                                              6,611           (4,575)           2,601
     (Repayments) Borrowings under credit facilities                        (7,667)           5,656             (493)
     Payments of notes payable                                              (3,758)               -                -
     Proceeds from the issuance of common stock                                  -              148            3,408
     Purchase of treasury stock                                               (465)             (39)          (5,960)
     Other                                                                     108                -              (88)
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (5,171)           1,190             (532)
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                  2,627            1,858             (653)

CASH, beginning of period                                                    2,943            1,085            1,738
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                       $  5,570        $   2,943         $  1,085
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

Rebate Claim Filing


Revenues from the filing of rebate claims with publisher on behalf of retailers are recognized at the time the claim is paid. The revenue recognized is based on the amount paid multiplied by our commission rate. The Company has developed a program (the "advance pay" program) whereby the Company will advance the claimed amount less applicable commissions to the retailers and collect the entire amount claimed from publishers for our own accounts. The Company accounts for the advance as a purchase of a financial asset and records a receivable the time of the purchase.

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

The following is a reconciliation of net income (loss) per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):


                                                    2003              2002               2001
----------------------------------------------------------------------------------------------------
Net income (loss)                              $        7,338    $       (72,865)   $         6,117
Stock compensation costs, net of tax                   (2,191)            (1,788)            (1,403)
                                                -------------     --------------     --------------
Adjusted net income (loss)                     $        5,147    $       (74,653)    $        4,714
                                                =============     ==============     ==============

Weighted average shares, basic                         18,229             17,915             17,591
Weighted average shares, diluted                       18,478             17,915             18,348

Basic earnings per share - as reported         $         0.40    $         (4.07)   $          0.35
                                                =============     ==============     ==============
Diluted earnings per share - as reported       $         0.40    $         (4.07)   $          0.33
                                                =============     ==============     ==============

Basic earnings per share - pro-forma           $         0.28    $         (4.17)   $          0.27
                                                =============     ==============     ==============
Diluted earnings per share - pro-forma         $         0.28    $         (4.17)   $          0.26
                                                =============     ==============     ==============


The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,                              2003              2002               2001
-------------------------------------------------------------------------------------------------
Dividend yield                                         0%                    0%                 0%
Expected volatility                                 0.50                  0.60               0.56
Risk-free interest rate                     2.21% - 4.32%         3.27% - 4.78%      4.92% - 6.82%
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

Unaudited Pro Forma Results of Operations

Unaudited pro forma results of operations for 2002 and 2001 for the Company and Interlink, assuming the acquisition took place on February 1, 2001 and 2000, are listed below (in thousands):


                                                   2002            2001
----------------------------------------------------------------------------
Total Revenues                 As reported     $   238,923     $     92,423
                               Pro forma           299,545          272,441
Net Income (loss)              As reported         (72,865)           6,117
                               Pro forma           (84,522)          (1,222)
Earnings (loss) Per Share
    Basic                      As reported     $     (4.07)    $       0.35
    Diluted                    As reported           (4.07)            0.33
    Basic                      Pro forma             (4.72)           (0.07)
    Diluted                    Pro forma             (4.72)           (0.07)
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

3.       ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):


                                              2003             2002
------------------------------------------------------------------------
Accounts Receivable                       $     88,322     $     112,733
Allowance:
     Sales returns and other                    38,289            43,349
     Doubtful accounts                           5,925             6,142
------------------------------------------------------------------------
                                                44,214            49,491
------------------------------------------------------------------------

                                          $     44,108     $      63,242
========================================================================


4.       INVENTORIES

Inventories consist of the following (in thousands):

                                              2003             2002
------------------------------------------------------------------------
Raw materials                             $      2,413     $       2,559
Work-in-process                                  1,752             1,754
Finished goods:
      Fixtures                                   1,174             1,790
      Magazine inventory                        10,573            10,820
------------------------------------------------------------------------

                                          $     15,912     $      16,923
========================================================================

In the event of non-sale, magazine and periodical inventories are generally returnable to the publishers for full credit.

5.       PROPERTY, PLANTS AND EQUIPMENT

Property, Plants and Equipment consist of the following (in thousands):

                                              2003              2002
------------------------------------------------------------------------
Land                                      $        911     $       1,423
Buildings                                        7,222             8,584
Leasehold Improvements                           1,190             1,048
Machinery & Equipment                            8,746             8,946
Vehicles                                           344               584
Furniture and Fixtures                           3,247             1,400
Computers                                        6,011             5,576
------------------------------------------------------------------------
Total Property, Plants and Equipment      $     27,671     $      27,561
========================================================================

6.       OTHER INTANGIBLE ASSETS



A summary of the Company's other intangible assets is as follows (in thousands):



                                              2003              2002
------------------------------------------------------------------------
Amortizable Intangible Assets:
    Other                                        2,483               300
    Accumulated Amortization                      (436)             (192)
------------------------------------------------------------------------

Intangibles, net                          $      2,047     $         108
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


(in thousands, except per share data)                       2003               2002               2001
-----------------------------------------------------------------------------------------------------------
Reported Net Income                                   $          7,338    $       (72,865)   $        6,117
Add back: Goodwill amortization, net of tax                          -              4,842             2,448
                                                      ----------------    ---------------    --------------

Adjusted Net Income                                   $          7,338    $       (68,023)   $        8,565
                                                      ================    ===============    ==============

Reported Earnings Per Share - Basic                   $           0.40    $         (4.07)   $         0.35
                                                      ================    ===============    ==============

Reported Earnings Per Share -Diluted                  $           0.40    $         (4.07)   $         0.33
                                                      ================    ===============    ==============

Adjusted Earnings Per Share - Basic                   $           0.40    $         (3.80)   $         0.49
                                                      ================    ===============    ==============

Adjusted Earnings Per Share -Diluted                  $           0.40    $         (3.80)   $         0.47
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

9.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):


                                                                       2003                     2002
------------------------------------------------------------------------------------------------------
Deferred Tax Assets
        Net operating loss carryforwards                             $  6,951                 $  7,391
        Allowance for doubtful accounts                                 1,870                    2,579
        Goodwill                                                        2,409                    3,292
        Other                                                           1,898                    1,329
------------------------------------------------------------------------------------------------------
                                                                       13,128                   14,591
Less:  Valuation allowance                                             (8,226)                 (10,335)
------------------------------------------------------------------------------------------------------
Deferred Tax Asset, Net                                                 4,902                    4,256
------------------------------------------------------------------------------------------------------

Deferred Tax Liabilities
        Book/tax difference in capital assets                           1,613                      806
        Book/tax difference in accounts receivable                          -                    1,259
        Other                                                               -                       80
------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                          1,613                    2,145
------------------------------------------------------------------------------------------------------

Net Deferred Tax Asset (Liability)                                      3,289                    2,111
======================================================================================================

Classified as:
        Current asset (liability)                                       2,342                       46
        Long-term asset (liability)                                       947                    2,065
------------------------------------------------------------------------------------------------------

Net Deferred Tax Asset (Liability)                                      3,289                    2,111
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

Components of earnings (loss) before income taxes are as follows:


                                                              2003            2002               2001
-------------------------------------------------------------------------------------------------------
United States                                               $ 6,009         $ (74,305)         $  9,233
Foreign                                                       1,940               735               849
-------------------------------------------------------------------------------------------------------

                                                            $ 7,949         $ (73,570)         $ 10,082
=======================================================================================================


Provision (benefit) for federal and state income taxes in the consolidated statements of operations consist of the following components (in thousands):


                                                             2003             2002               2001
=======================================================================================================
Current
    Federal                                                 $ 1,108         $     969          $  2,875
    State                                                       195               216               636
    Foreign                                                     485               431               239
-------------------------------------------------------------------------------------------------------
Total Current                                                 1,788             1,616             3,750
-------------------------------------------------------------------------------------------------------

Deferred
    Federal                                                  (1,028)           (1,853)              257
    State                                                      (181)             (422)               50
    Foreign                                                      32               (46)              (92)
-------------------------------------------------------------------------------------------------------
Total Deferred                                               (1,177)           (2,321)              215
-------------------------------------------------------------------------------------------------------

Total Income Tax (Benefit) Expense                          $   611         $    (705)         $  3,965
=======================================================================================================


The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2002, 2001 and 2000 (in thousands):


                                                              2003            2002              2001
-------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate              $ 2,703         $ (25,014)         $  3,428
Change in valuation allowance                                (2,109)                -                 -
Non-deductible goodwill amortization                              -             1,266               478
Non-deductible goodwill impairment                                -            23,325                 -
Non-taxable life insurance proceeds                               -              (714)                -
State income tax expense (benefit), net of
   federal income tax benefit                                   403              (207)              444
Difference in foreign tax rates                                (142)              134              (142)
Other, net                                                     (244)              505              (243)
-------------------------------------------------------------------------------------------------------

Income Tax (Benefit) Expense                                $   611         $    (705)         $  3,965
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

The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                       Carrying      Fair
January 31, 2003                                         Value       Value
============================================================================
Financial Assets
        Trade receivables                              $  44,108   $  44,108
        Claims purchased under advance
         pay program                                   $   7,761   $   7,761
        Income taxes receivable                        $   6,883   $   6,883

Financial Liabilities
        Accounts payable and accrued expenses          $  50,119   $  50,119
        Long-term debt                                 $  46,241   $  43,263
============================================================================



                                                       Carrying      Fair
January 31, 2002                                         Value       Value
============================================================================
Financial Assets
        Trade receivables                              $  63,242   $  63,242
        Claims purchased under advance
         pay program                                   $   3,368   $   3,368
        Income taxes receivable                        $   6,085   $   6,085

Financial Liabilities
        Accounts payable and accrued expenses          $  60,362   $  60,362
        Long-term debt                                 $  57,675   $  57,613
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

Segment results follow (in thousands) (restated):


                                                Magazine       In-Store           Wood
   Year ended January 31, 2003                Distribution     Services      Manufacturing     Consolidated
------------------------------------------------------------------------------------------------------------
Revenue                                      $      211,663  $      61,754   $       17,477   $      290,894
Cost of Revenue                                     164,702         35,391           16,390          216,483
                                             ---------------------------------------------------------------
Gross Profit                                         46,961         26,363            1,087           74,411
Selling, General & Administrative                    39,515         19,971            1,799           61,285
Relocation Expense                                       85          1,841                -            1,926
                                             ---------------------------------------------------------------
Operating Income                             $        7,361  $       4,551   $         (712)  $       11,200
                                             ===============================================================

Total Assets                                 $       32,862  $     108,982   $       15,395   $      157,239
                                             ===============================================================



                                                Magazine       In-Store           Wood
   Year ended January 31, 2002                Distribution     Services      Manufacturing     Consolidated
------------------------------------------------------------------------------------------------------------
Revenue                                      $      155,804  $      65,148   $      $17,971   $      238,923
Cost of Revenue                                     126,216         33,978           16,163          176,357
                                             ---------------------------------------------------------------
Gross Profit                                         29,588         31,170            1,808           62,566
Selling, General & Administrative                    26,352         18,848            1,709           46,909
Amortization of Goodwill                              2,359          2,723              342            5,424
Asset Impairment Charge                              68,587                           9,539           78,126
                                             ---------------------------------------------------------------
Operating Income                             $      (67,710) $       9,599   $       (9,782)  $      (67,893)
                                             ===============================================================

Total Assets                                 $       36,961  $     110,043   $       17,426   $      164,430
                                             ===============================================================

                                                Magazine       In-Store           Wood
   Year ended January 31, 2001                Distribution     Services      Manufacturing     Consolidated
------------------------------------------------------------------------------------------------------------
Revenue                                          $    -      $      67,914   $       24,509   $       92,423
Cost of Revenue                                       -             34,872           18,920           53,792
                                             ---------------------------------------------------------------
Gross Profit                                          -             33,042            5,589           38,631
Selling, General & Administrative                     -             21,808            1,471           23,279
Amortization of Goodwill                              -              2,677              317            2,994
                                             ---------------------------------------------------------------
Operating Income                                 $    -      $       8,557   $        3,801   $       12,358
                                             ===============================================================

Total Assets                                     $    -      $     129,835   $       28,613   $      158,448
                                             ===============================================================


The Company derives essentially all its revenues inside the United States. Revenues from operations outside the United States were not significant in 2003, 2002 or 2001.


19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (RESTATED)


Quarterly financial data for 2003 and 2002 is as follows (table in thousands, except per share amounts):


                                Q1           Q2           Q3             Q4
                            -----------------------------------------------------
                             April 30      July 31    October 31     January 31
                            -----------------------------------------------------
     2003
Total Revenue               $    67,066  $    73,955  $    81,214   $      68,659
Gross Profit                     18,902       17,809       20,384          17,317
Net Income                        1,727        1,108        2,903           1,600

EPS - Diluted               $      0.09  $      0.06  $      0.16   $        0.09
EPS - Basic                        0.09         0.06         0.16            0.09

     2002
Total Revenue               $    18,257  $    57,347  $    81,933   $      81,386
Gross Profit                      6,938       16,299       22,510          16,819
Net Income (loss)                 2,525        1,176        2,551         (79,117)

EPS - Diluted               $      0.15  $      0.07  $      0.14   $       (4.29)
EPS - Basic                        0.15         0.07         0.14           (4.29)


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

                        SOURCE INTERLINK COMPANIES, INC.

                                                           AS ORIGINALLY                       AS
                                                             REPORTED      ADJUSTMENTS(1)   RESTATED
                                                           -------------   --------------   --------
QUARTER ENDED APRIL 30, 2002
Revenue..................................................     $66,755          $  311       $67,066
Gross Profit.............................................      18,684             218        18,902
Net income (loss)........................................       1,598             129         1,727
Earnings per share -- basic..............................        0.09              --          0.09
Earnings per share -- diluted............................        0.09              --          0.09
QUARTER ENDED JULY 31, 2002
Revenue..................................................     $73,854          $  101       $73,955
Gross Profit.............................................      17,738              71        17,809
Net income (loss)........................................       1,065              43         1,108
Earnings per share -- basic..............................        0.06              --          0.06
Earnings per share -- diluted............................        0.06              --          0.06
QUARTER ENDED OCTOBER 31, 2002
Revenue..................................................     $80,942          $  272       $81,214
Gross Profit.............................................      20,194             190        20,384
Net income (loss)........................................       2,789             114         2,903
Earnings per share -- basic..............................        0.15            0.01          0.16
Earnings per share -- diluted............................        0.15            0.01          0.16
QUARTER ENDED JANUARY 31, 2003
Revenue..................................................     $68,885          $ (226)      $68,659
Gross Profit.............................................      17,476            (159)       17,317
Net income (loss)........................................       1,694             (94)        1,600
Earnings per share -- basic..............................        0.09              --          0.09
Earnings per share -- diluted............................        0.09              --          0.09
QUARTER ENDED JANUARY 31, 2002
Revenue..................................................     $80,165          $1,221       $81,386
Gross Profit.............................................      15,964             855        16,819
Net income (loss)........................................     (79,630)            513       (79,117)
Earnings per share -- basic..............................       (4.37)           0.08         (4.29)
Earnings per share -- diluted............................       (4.37)           0.08         (4.29)


---------------


(1) During 2004, the Company restated historical financial statements to revise the recognition of revenue for its rebate claim filing. See note 20. The change had no impact on the first, second and third fiscal quarters of fiscal 2002.

                        SOURCE INTERLINK COMPANIES, INC.

20.  RESTATEMENT



     During 2004, the Company restated its historical financial statements to revise the accounting treatment for revenue recognition related to its rebate claim filing. During a detailed review of the accounting treatment of its claiming revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for rebate claim filing were appropriate. Previously, revenues from the filing of rebate claims with publishers on behalf of retailers were recognized at the time the claim was filed. The revenue recognized was previously based on the amount claimed multiplied by the commission rate. The actual amount payable to the Company for rebate claiming services is based on a percentage of the claim paid by the publisher. Based on guidance in SEC Staff Accounting Bulletin 104, management believes it is considered more appropriate for the Company to recognize revenue upon collection (rather than filing) of the claim. The Company has also restated its statement of cash flows to include the purchases and collections under our advance pay program as an investing activities. The accompanying financial statements and notes reflect the restated amounts. The following tables detail the effects of the restatement (in thousands, except per share data):



                                                        FOR THE YEAR ENDED,
                               ---------------------------------------------------------------------
                                 JANUARY 31, 2003        JANUARY 31, 2002        JANUARY 31, 2001
                               ---------------------   ---------------------   ---------------------
                                   AS                      AS                      AS
                               PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                               ----------   --------   ----------   --------   ----------   --------
Income Statement Data:
Net sales....................   $290,436    $290,894    $237,702    $238,923     91,748      92,423
Gross profit.................     74,091      74,411      61,711      62,566     38,159      38,631
Net income...................      7,146       7,338     (73,378)    (72,865)     5,834       6,117
Basic net income per share...       0.39        0.40       (4.10)      (4.07)      0.33        0.35
Diluted net income per
  share......................       0.39        0.40       (4.10)      (4.07)      0.32        0.33
Cash Flow Data:
Operating cash flow..........     16,241      20,634      14,396      (1,602)     8,718       7,295
Investing cash flow..........     (8,443)    (12,836)    (13,728)      2,270     (8,839)     (7,416)



                                                                     AT
                                                ---------------------------------------------
                                                  JANUARY 31, 2003        JANUARY 31, 2002
                                                ---------------------   ---------------------
                                                    AS                      AS
                                                PREVIOUSLY      AS      PREVIOUSLY      AS
                                                 REPORTED    RESTATED    REPORTED    RESTATED
                                                ----------   --------   ----------   --------
Balance Sheet Data:
Current assets................................    83,756      84,627      95,510      95,556
Total assets..................................   156,368     157,239     164,384     164,430
Current liabilities...........................    85,969      88,146     103,436     104,980
Total liabilities.............................   104,143     106,320     119,343     120,887
Shareholders' equity..........................    52,225      50,919      45,041      43,543



     The following table details unaudited quarterly financial data as previously reported (refer to Note 19).

Report of Independent Certified Public Accountants

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida


The audits referred to in our report dated April 30, 2003, except for Note 20 which is as of March 1, 2004 relating to the consolidated financial statements of Source Interlink Companies, Inc., which are referred to in Item 8 of this Form 10-K/A, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


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
Allowance for sales return
---------------------------------------------------------------------------------------------------------------

(1)  Additions due to acquisitions

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                                                    DESCRIPTION
       ------                -----------------------------------------------------------------------------------
 3.1(a)                      Articles of Incorporation

 3.2(a)                      Bylaws

 3.3(b)                      Amendment to Articles of Incorporation

 3.4(c)                      Amendments to Bylaws

 3.5(c)                      Amendment to Articles of Incorporation

 3.6(d)                      Amendment to Articles of Incorporation

 3.7(e)                      Amendment to Articles of Incorporation

 4.1(b)                      Form of Common Stock Certificate

10.1(a)                      Form of Indemnity Agreement with Officers and Directors

10.2(f)                      Credit Agreement between The Source Information Management Company and Bank of
                             America, N.A. dated December 22, 1999

10.2.1(e)                    Amendment to Credit Agreement between The Source Information Management Company and
                             Bank of America, N.A. dated December 22, 1999

10.2.2(g)                    Second Amendment and Waiver Agreement between Source Interlink Companies, Inc. and
                             Bank of America, N.A. dated May 1, 2003

10.3(h)(z)                   The Source Information Management Company Amended and Restated 1995 Incentive Stock
                             Option Plan

10.6(f)(z)                   Employment and Non-Competition Agreement with James R. Gillis dated as of December
                             14, 1998

10.6.1(h)(z)                 Amendment to Employment and Non-Competition Agreement with James R. Gillis dated as of August 3, 2000

10.19(i)                     Irrevocable Letter of Credit No. 3022930 dated February 8, 2000, issued by Bank of
                             America, N.A. in the amount of $4,073,973 upon the request of Source-Myco, Inc., a
                             Delaware corporation, and The Source Information Management Company, a Missouri
                             corporation, in respect to the Industrial Project Revenue Bonds, Series 1995,
                             issued pursuant to the Indenture of Trust dated as of January 1, 1995 between the
                             City of Rockford, Illinois and Amalgamated Bank of Chicago, as trustee

10.20(h)(z)                  The Source Information Management Company Amended and Restated 1998 Omnibus Plan

10.21(j)(z)                  Employment Agreement Between The Source Information Management Company and S.
                             Leslie Flegel dated February 6, 2001

10.22(h)(z)                  Employment Agreement Between The Source Information Management Company and Jason S.
                             Flegel dated January 3, 2001

10.23(h)(z)                  Employment and Non-Competition Agreement Between The Source Information Management
                             Company and Monte Weiner dated August 3, 2000

10.24(k)                     Agreement and Plan of Merger, dated as of May 31, 2001, by and among The Source
                             Information Management Company, Source-Interlink Acquisition, Inc., The InterLink
                             Companies, Inc. and the Shareholders and Option Holders of the InterLink Companies,
                             Inc.

10.25(e)                     Loan and Security Agreement by and between Congress Financial Corporation (Western)
                             and David E. Young, Inc. dated February 22, 2001

10.25.1(e)                   First Amendment to Loan and Security Agreement and Waiver dated as of April 30,
                             2002, by and between Congress Financial Corporation (Western) and David E. Young,
                             Inc.

10.26(e)                     Loan and Security Agreement by and between Congress Financial Corporation (Western)
                             and International Periodical Distributors, Inc. dated February 22, 2001

10.26.1(e)                   First Amendment to Loan and Security Agreement and Waiver dated as of April 30, 2002, by and between Congress Financial Corporation (Western) and International Periodical Distributors, Inc.

10.27(e)                     Purchase and Sale Agreement by and between Source-Myco, Inc, Source-Yeager Industries, Inc.,
                             Source-Huck Store Fixture Company, The Source Information Management Company and BFG Holdings
                             2001 dated August 8, 2001 and Amendments 1 through 4, thereto.

10.28(e)                     Standard Lease Agreement between SINV II, LLC as Landlord and Source-Huck Store Fixture Company
                             as Tenant dated October 31, 2001

10.29(e)                     Standard Lease Agreement between SINV, LLC as Landlord and Source-Huck Store Fixture Company
                             as Tenant dated October 31, 2001

10.31(e)                     Lease Agreement by and between Riverview Associates Limited Partnership and Source
                             Interlink Companies, Inc. dated August 9, 2001

10.32(g)                     Industrial Lease between Broadway Properties LTD and Innovative Metal Fixtures,
                             Inc. dated for reference June 1, 2001 and Assignment and Assumption Agreement
                             between Innovative Metal Fixtures, Inc., Aaron Wire & Metal Products LTD and
                             Broadway Properties LTD dated May 3, 2002

10.33(g)                     Net Lease between Conewago Contractors, Inc. and Pennsylvania International
                             Distribution Services, Inc. dated as of May 1, 2000

10.34(g)                     Lease Agreement between Regal Business Center, Inc and Publisher Distribution
                             Services, Inc. dated as of September 1, 1998, as amended by Modification and
                             Ratification of Lease Agreement dated as of October __, 1998 and Second
                             Modification and Ratification of Lease Agreement dated as of October __, 2001
                             (dates omitted in original)

10.35(g)                     Lease Agreement between Milan Industrial Park and Eastern News Distributors, Inc.
                             dated as of September __, 1995 (date omitted in original), as assigned by Assignment and Assumption of Lease between COMAG Marketing Group, Inc. and International
                             Periodical Distributors, Inc. dated as of April 27, 2001

10.36(g)                     Commercial Lease Agreement between NCSC Properties LLC and Huck Store Fixture
                             Company of North Carolina dated July 1, 2002

10.37(g)                     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank, Sylvia Goshen, Anna
                             Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing Corp. dated June
                             1, 1989, as amended by Extension of Lease dated October 22, 1999

10.38(g)                     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank, Sylvia Goshen,
                             Steven Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing
                             Corporation dated November 1, 1995, as amended by Extension of Lease dated October
                             22, 1999

10.39(g)                     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank, Sylvia Goshen, Anna
                             Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing Corp. dated
                             September 1, 1984, as amended by Extension of Lease dated October 22, 1999

21.1(g)                      Subsidiaries of the Company

23.1*                        Consent of BDO Seidman, LLP

31.1*                        Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2*                        Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1*                        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section
                             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------

(a) Incorporated by reference to Registration Statement on Form S-B, as filed with the SEC on June 12, 1995 (File No. 0-26238)

(b) Incorporated by reference to Registration Statement on Form SB-2, as filed with the SEC on August 4, 1997 (File No. 333-32733)

(c) Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form SB-2, as filed with the SEC on October 7, 1997 (File No. 333-32733)

(d) Incorporated by reference to Annual Report on Form 10-KSB, as filed with the SEC on May 5, 1999 (File No. 001-13437)

(e) Incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

(f) Incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2000 (File No. 001-13437)

(g) Incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

(h) Incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2001 (File No. 001-13437)

(i) Incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on June 14, 2000 (File No. 001-13437)

(j) Incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on June 16, 2003 (File No. 001-13437)

(k) Incorporated by reference to Current Report on Form 8-K, as filed with the SEC on June 12, 2001 (File No. 001-13437)

(z) Indicates management contract or compensatory plan or arrangement

* Filed herewith