Form 10-K/A
period 2003-01-31
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                Amendment No. 2


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

                                EXPLANATORY NOTE


This report has been amended for the sole purpose of correcting a typographical error in the text of the certifications made by our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 3, 2004.


                                             SOURCE INTERLINK COMPANIES, INC.
                                                      (registrant)

                                                     /s/ Marc Fierman
                                             -----------------------------------
                                                      Marc Fierman
                                                 Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated March 3, 2004.


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