Form 10-K/A
period 2003-01-31
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                Amendment No. 3


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

                                EXPLANATORY NOTE


This report has been amended for the sole purpose of amending and supplementing the information provided in Item 14 Controls and Procedures.

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


As described in Note 20 to our annual consolidated financial statements contained herein, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of revenues derived from our rebate claim filing services and cash flows from our Advance Pay Program. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of the filing of this amended report. Based on this evaluation, our principal executive officer and principal financial officer concluded that the prior conclusion was correct, and that our disclosure controls and procedures were effective. We have not designed or implemented any changes to our disclosure controls and procedures as a result of the restatement or the evaluation.

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