Form 10-Q/A
period 2003-04-30
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                 UNTIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                Amendment No. 1

                                  FORM 10-Q/A


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

                                EXPLANATORY NOTE

This report has been amended for the sole purpose of (a) correcting the text of the certifications of our chief executive financial officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, as required by the Sarbanes-Oxley Act of 2002 and (b) supplementing the discussion under Item 4 Control and Procedures to address the conclusions stated therein in light of certain adjustments to our financial statement.

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

ITEM 4.  CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this report (the "Evaluation
Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.



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




We have restated our financial statements to reflect certain adjustments resulting from the revision of our accounting treatment of revenues derived from our rebate claim filing services and cash flows associated with our Advance Pay Program. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of the filing of this amended report. Based on this evaluation, our principal executive officer and principal financial officer concluded that (a) the prior conclusion was correct and our disclosure controls and procedures were effective and (b) the disclosure controls and procedures were not intended to elicit the type of information that resulted in the restatement.

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

                                                SOURCE INTERLINK COMPANIES, INC.



Date:  March 2, 2004                            /s/ MARC FIERMAN
                                                ---------------------------
                                                Marc Fierman
                                                Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                Description
------                -----------

31.1           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1           Section 1350 Certifications
