Form 10-Q/A
period 2003-04-30
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                 UNTIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                Amendment No. 2
                                  FORM 10-Q/A


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



We have restated our financial statements to reflect certain adjustments resulting from the revision of our accounting treatment of revenues derived from our rebate claim filing services and cash flows associated with our Advance Pay Program. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of the filing of this amended report. Based on this evaluation, our principal executive officer and principal financial officer concluded that the prior conclusion was correct and our disclosure controls and procedures were effective. We have not designed or implemented any changes to our disclosure controls and procedures as a result of the restatement or the evaluation.

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

                                                SOURCE INTERLINK COMPANIES, INC.



Date:  March 3, 2004                            /s/ MARC FIERMAN
                                                ---------------------------
                                                Marc Fierman
                                                Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                Description
------                -----------

31.1           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1           Section 1350 Certifications
