Form 10-Q/A
period 2003-07-31
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                  UNTIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-Q/A



                                Amendment No. 1



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

                                EXPLANATORY NOTE

This report has been amended for the purpose of (i) making certain technical corrections to the text of the certifications of our chief executive financial officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, as required by the Sarbanes-Oxley Act of 2002, (ii) correcting a typographical error in the second table on page 16 and (iii) supplementing the discussion under Item 4 Controls and Procedures to address the conclusions stated therein in light of such adjustments.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (all discussion of results is in thousands):


QUARTER ENDED JULY 31,                                           2003            2002
                                                             ------------    ------------

Revenues                                                     $     85,155     $     73,854
Cost of Revenues                                                   62,375           56,116
                                                             ------------     ------------
     Gross Profit                                                  22,780           17,738
Selling, General and Administrative Expense                        13,852           10,745
Fulfillment Freight                                                 3,948            3,318
Relocation Expenses                                                    --              696
                                                             ------------     ------------
     Operating Income                                               4,980            2,979
Interest Expense                                                   (1,061)            (747)
Other Income (Expense)                                                 37             (309)
                                                             ------------     ------------
      Income Before Taxes                                           3,956            1,923
Income Tax Expense (Benefit)                                        1,099              858
                                                             ------------     ------------
      Net Income                                             $      2,857     $      1,065
                                                             ============     ============
Gross Profit Margin                                                  26.8%            24.0%
Selling, General and Administrative Expense
 (% of Revenue)                                                      16.3%            14.5%
Operating Profit Margin                                               5.8%             4.0%
                                                             ============     ============

SIX MONTHS ENDED JULY 31,                                        2003             2002
                                                             ------------     ------------

Revenues                                                     $    166,170     $    140,609
Cost of Revenues                                                  122,609          104,187
                                                             ------------     ------------
     Gross Profit                                                  43,561           36,422
Selling, General and Administrative Expense                        26,734           21,944
Fulfillment Freight                                                 8,480            6,993
Relocation Expenses                                                 1,730              992
                                                             ------------     ------------
     Operating Income                                               6,617            6,493
Interest Expense                                                   (1,967)          (1,553)
Other Income (Expense)                                                188             (231)
                                                             ------------     ------------
      Income Before Taxes                                           4,838            4,709
Income Tax Expense (Benefit)                                        1,340            2,046
                                                             ------------     ------------
      Net Income                                             $      3,498     $      2,663
                                                             ============     ============
Gross Profit Margin                                                  26.2%            25.9%
Selling, General and Administrative Expense (% of Revenue)           16.1%            15.6%
Operating Profit Margin                                               4.0%             4.6%
                                                             ============     ============

Revenues

                  2003           2002         CHANGE            %
----------   ------------   ------------   ------------   ------------
    Quarter        85,155         73,854         11,301           15.3%
 Six Months       166,170        140,609         25,561           18.2%

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

                                         SOURCE INTERLINK COMPANIES, INC.



Date: March 2, 2004                                     /s/ MARC FIERMAN
                                                        -----------------------
                                                        Marc Fierman
                                                        Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                              Description
-------                             -----------
31.1              CEO Certification

31.2              CFO Certification

32.1              Section 1350 Certifications