Form 10-Q/A
period 2003-10-31
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

This report has been amended for the sole purpose of (1) making certain technical corrections to the text of the certifications of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002, (2) identifying on the Exhibit Index to this report the filing date and type of document with which each document was filed, (3) as described in Note 10 to our consolidated financial statements herein, reflecting adjustments to our historical financial statements arising from the revision of our accounting treatment for revenue recognition related to our rebate claim filing and (4) supplementing the discussion under Item 4 Controls and Procedures to address the conclusions stated therein in light of such adjustments.

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

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS


                                                                      (Restated)


                                                                  (in thousands)



                                                                   (unaudited)
                                                                   October 31,  January 31,
                                                                      2003         2003
-------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash                                                         $    4,977   $    5,570
      Accounts receivables (Note 2)                                    67,063       44,108
      Claims purchased under advanced pay program                       2,443        7,761
      Inventories (Note 2)                                             15,844       15,912
      Income taxes receivable                                           2,448        6,883
      Deferred tax asset                                                4,158        2,342
      Other current assets                                              4,951        2,051
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  101,884       84,627
==========================================================================================
Property, Plants and Equipment                                         28,775       27,671
Less accumulated depreciation and amortization                         (9,808)      (7,532)
------------------------------------------------------------------------------------------
NET PROPERTY, PLANTS AND EQUIPMENT                                     18,967       20,139
==========================================================================================
OTHER ASSETS
      Goodwill                                                         45,352       44,750
      Intangibles, net                                                  5,478        2,047
      Deferred tax asset                                                1,214          947
      Other                                                             8,688        4,729
------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                     60,732       52,473
==========================================================================================
                                                                   $  181,583   $  157,239
==========================================================================================


                                       1               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS


                                                                      (Restated)


                                                (in thousands, except par value)


                                                                                      (unaudited)
                                                                                      October 31,    January 31,
                                                                                         2003           2003
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
      Checks issued against future advances on revolving credit facility               $    1,083    $     6,611
      Accounts payable and accrued expenses, net of allowance for returns of
      $55,944 and $31,543 at October 31 and January 31, 2003 respectively                  61,941         50,119
      Current maturities of debt (Note 3)                                                   4,301         29,215
      Deferred revenue                                                                      1,832          2,177
      Other current liabilities                                                                24             24
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  69,181         88,146
Debt, less current maturities (Note 3)                                                     48,806         17,026
Other long-term liabilities                                                                   587          1,148
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         118,574        106,320
================================================================================================================
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
      Preferred Stock, $.01 par  (2,000 shares authorized; none issued)                         -              -
      Common Stock, $.01 par  (40,000 shares authorized; 18,781 and 18,363 shares
      issued at October 31, 2003 and January 31, 2003, respectively)                          188            184
      Additional paid-in-capital                                                          100,467         97,338
----------------------------------------------------------------------------------------------------------------
      Total contributed capital                                                           100,655         97,522
Accumulated deficit                                                                       (38,110)       (45,826)
Accumulated other comprehensive income (loss):
      Foreign currency translation                                                          1,031           (210)
----------------------------------------------------------------------------------------------------------------
                                                                                           63,576         51,486
Less: Treasury Stock (100 shares at cost)                                                    (567)          (567)
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 63,009         50,919
================================================================================================================
                                                                                       $  181,583    $   157,239
================================================================================================================


                                       2               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     (unaudited)


                                                                      (Restated)


                                           (in thousands, except per share data)


                                                            Three Months Ended               Nine Months Ended
                                                                October 31,                     October 31,
                                                           2003             2002            2003           2002
------------------------------------------------------------------------------------------------------------------
Revenues                                               $     92,229     $    81,214      $  258,687     $  222,234
Costs of Revenues                                            67,291          60,830         189,986        165,140
------------------------------------------------------------------------------------------------------------------
Gross Profit                                                 24,938          20,384          68,701         57,094
Selling, General and Administrative Expense                  13,028          11,041          39,763         32,985
Fulfillment Freight                                           4,516           4,119          12,995         11,112
Relocation Expenses                                               -             614           1,730          1,605
------------------------------------------------------------------------------------------------------------------
Operating Income                                              7,394           4,610          14,213         11,392
------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
            Interest expense, net                              (803)         (1,028)         (2,770)        (2,581)
            Other                                              (800)            515            (612)           284
------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                 (1,603)           (513)         (3,382)        (2,297)
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                    5,791           4,097          10,831          9,095
Income Tax Expense                                            1,695           1,194           3,115          3,356
------------------------------------------------------------------------------------------------------------------
Net Income                                             $      4,096     $     2,903      $    7,716     $    5,739
==================================================================================================================
Earnings per Share - Basic                             $       0.22     $      0.16      $     0.42     $     0.32
Weighted Average of Shares Outstanding - Basic
(Note 5)                                                     18,544          18,212          18,378         18,220
Earnings per Share - Diluted                           $       0.20     $      0.16      $     0.40     $     0.31
Weighted Average of Shares Outstanding - Diluted
(Note 5)                                                     20,285          18,672          19,487         18,497
==================================================================================================================


                                        3              See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                      (Restated)


                                                                     (unaudited)
                                                                  (in thousands)


                                                                             Other
                                Common Stock   Additional                Comprehensive    Treasury Stock       Total
                              ---------------   Paid - in  Accumulated      Income      ----------------   Stockholders'
                              Shares   Amount   Capital      Deficit        (Loss)      Shares    Amount      Equity
------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2003     18,363  $   184   $ 97,338    $  (45,826)   $      (210)    100    $  (567)   $   50,919

Net income                                                       7,716                                           7,716
Foreign currency translation                                                    1,241                            1,241
                                                                                                           -----------
Comprehensive income                                                                                             8,957
                                                                                                           -----------
Exercise of stock options        418        4      1,865                                                         1,869
Original issuance discount on
Note Payable                                         936                                                           936
Other                                                328                                                           328
----------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2003     18,781  $   188   $100,467    $  (38,110)   $     1,031     100    $  (567)   $   63,009
======================================================================================================================


                                        4              See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      (Restated)


                                                                     (unaudited)
                                                                  (in thousands)


Nine months ended October 31,                                                        2003          2002
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                   $    7,716   $      5,739
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                  3,046          2,230
        Provision for losses on accounts receivable                                    1,588            589
        Deferred income taxes                                                         (2,084)          (467)
        Deferred revenue                                                                 345            479
        Other                                                                          1,034           (216)
        Changes in assets and liabilities (excluding business acquisitions):
           (Increase) decrease in accounts receivable                                (25,232)         8,423
           Decrease in inventories                                                        67            269
           Decrease in other assets                                                      178          2,101
           Increase (decrease) in accounts payable and accrued expenses               11,261         (6,395)
-----------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                       (2,081)        12,752
===========================================================================================================
INVESTMENT ACTIVITIES
     Capital expenditures                                                             (1,434)        (3,809)
     Purchase of claims under advance pay program                                    (51,347)       (57,269)
     Collection of claims under advance pay program                                   56,665         57,827
     Payments under magazine export agreement                                         (1,400)             -
     Acquisition of Innovative Metal Fixtures, Inc.                                        -         (2,014)
     Payments under magazine import agreement                                         (1,000)        (2,000)
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        1,484         (7,265)
===========================================================================================================
FINANCING ACTIVITIES
     Increase in checks issued against revolving credit facilities                    (5,528)             -
     Borrowings under credit facilities                                              (15,667)         3,268
     Proceeds from the issuance of notes payable                                      20,000              -
     Payments of notes payable                                                          (670)        (3,756)
     Issuance of common stock upon the exercise of stock options                       1,869              -
     Other                                                                                 -           (405)
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            4           (893)
===========================================================================================================
(DECREASE) INCREASE IN CASH                                                             (593)         4,594


CASH, beginning of period                                                              5,570          2,943
-----------------------------------------------------------------------------------------------------------
CASH, end of period                                                               $    4,977   $      7,537
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


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended January 31, 2003. The results of operations for the nine month period ended October 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.


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

2. BALANCE SHEET ACCOUNTS


Accounts receivable consist of the following (in thousands) (restated):



                                               October 31, 2003        January 31, 2003
---------------------------------------------------------------------------------------
Accounts Receivable                              $    129,896            $    88,322
Allowance:
     Sales returns and other                           58,213                 38,289
     Doubtful accounts                                  4,620                  5,925
---------------------------------------------------------------------------------------
                                                       62,833                 44,214
---------------------------------------------------------------------------------------
                                                 $     67,063            $    44,108
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

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):


                                                   Three Months Ended              Nine Months Ended
                                                      October 31,                     October 31,
                                                   2003         2002             2003           2002
--------------------------------------------------------------------------------------------------------
Net income                                       $   4,096   $    2,903       $   7,716     $     5,739
Stock compensation costs, net of tax                  (320)        (548)           (960)         (1,644)
                                                 ---------   ----------       ---------     -----------
Adjusted net income                              $   3,776   $    2,355       $   6,756     $     4,095
                                                 ---------   ----------       ---------     -----------
Weighted average shares, basic                      18,544       18,212          18,378          18,220
Weighted average shares, diluted                    20,285       18,672          19,487          18,497

Basic earnings per share - as reported           $    0.22   $     0.16       $    0.42     $      0.32
Diluted earnings per share - as reported         $    0.20   $     0.16       $    0.40     $      0.31

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic earnings per share - pro-forma             $    0.21   $     0.13       $    0.37     $      0.22
Diluted earnings per share - pro-forma           $    0.19   $     0.13       $    0.35     $      0.22
=======================================================================================================


The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

January 31,                                          2004          2003
----------------------------------------------------------------------------
Dividend yield                                         0%                 0%
Expected volatility                                 0.50               0.60
Risk-free interest rate                             2.16%      3.27% - 4.78%
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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment results follow (in thousands) (restated):



                                         Magazine         In-Store           Wood             Other
Three Months Ended October 31, 2003     Fulfillment       Services      Manufacturing    (Shared Services)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenue                                 $   68,068        $ 17,417         $  6,744          $       -        $  92,229
Cost of Revenue                             52,008           9,522            5,761                  -           67,291
                                        -------------------------------------------------------------------------------
Gross Profit                                16,060           7,895              983                  -           24,938
Selling, General & Administrative            7,026           2,061              322              3,619           13,028
Fulfillment Freight                          4,516               -                -                  -            4,516
                                        -------------------------------------------------------------------------------
Operating Income                        $    4,518        $  5,834              661          $  (3,619)       $   7,394
                                        ===============================================================================
Total Assets                            $   52,707        $ 83,722           17,439          $  27,715        $ 181,583
                                        ===============================================================================



                                         Magazine         In-Store           Wood             Other
Nine Months Ended October 31, 2003      Distribution      Services      Manufacturing    (Shared Services)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenue                                  $  197,719       $ 46,353         $ 14,615          $        -       $ 258,687
Cost of Revenue                             151,268         26,110           12,608                   -         189,986
                                        -------------------------------------------------------------------------------
Gross Profit                                 46,451         20,243            2,007                   -          68,701
Selling, General & Administrative            21,384          6,404            1,074              10,901          39,763
Fulfillment Freight                          12,995              -                -                   -          12,995
Relocation Expense                            1,654              -                -                  76           1,730
                                        -------------------------------------------------------------------------------
Operating Income                         $   10,418       $ 13,839              933           $ (10,977)      $  14,213
                                        ===============================================================================

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following segment results are reported under the segment reporting effective for the prior year (restated):



                                              Magazine          In-Store            Wood
Three Months Ended October 31, 2003         Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $          68,068  $         17,417   $         6,744  $         92,229
Cost of Revenue                                     52,008             9,522             5,761            67,291
                                         -----------------------------------------------------------------------
Gross Profit                                        16,060             7,895               983            24,938
Selling, General & Administrative                    7,026             5,680               322            13,028
Fulfillment Freight                                  4,516                 -                 -             4,516
                                         -----------------------------------------------------------------------
Operating Income                         $           4,518  $          2,215   $           661  $          7,394
                                         =======================================================================
Total Assets                             $          52,707  $        111,437   $        17,439  $        181,583
                                         =======================================================================



                                              Magazine          In-Store            Wood
Three Months Ended October 31, 2002         Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $          57,562  $         18,734   $         4,918  $         81,214
Cost of Revenue                                     44,613            11,746             4,471            60,830
                                         -----------------------------------------------------------------------
Gross Profit                                        12,949             6,988               447            20,384
Selling, General & Administrative                    6,012             4,630               399            11,041
Fulfillment Freight                                  4,119                 -                 -             4,119
Relocation Expense                                      44               570                 -               614
                                         -----------------------------------------------------------------------
Operating Income                         $           2,774  $          1,788   $            48  $          4,610
                                         =======================================================================
Total Assets                             $          39,536  $        103,717   $        19,728  $        162,981
                                         =======================================================================



                                              Magazine          In-Store            Wood
Nine Months Ended October 31, 2003          Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $         197,719  $         46,353   $        14,615  $        258,687
Cost of Revenue                                    151,268            26,110            12,608           189,986
                                         -----------------------------------------------------------------------
Gross Profit                                        46,451            20,243             2,007            68,701
Selling, General & Administrative                   21,384            17,305             1,074            39,763
Fulfillment Freight                                 12,995                 -                 -            12,995
Relocation Expense                                   1,654                76                 -             1,730
                                         -----------------------------------------------------------------------
Operating Income                         $          10,418  $          2,862               933  $         14,213
                                         =======================================================================



                                              Magazine          In-Store            Wood
Nine Months Ended October 31, 2002          Fulfillment         Services        Manufacturing     Consolidated
----------------------------------------------------------------------------------------------------------------
Revenue                                  $         161,164  $         46,214   $        14,856  $        222,234
Cost of Revenue                                    126,428            26,365            12,347           165,140
                                         -----------------------------------------------------------------------
Gross Profit                                        34,736            19,849             2,509            57,094
Selling, General & Administrative                   17,667            14,058             1,260            32,985
Fulfillment Freight                                 11,112                 -                 -            11,112
Relocation Expense                                      43             1,562                 -             1,605
                                         -----------------------------------------------------------------------
Operating Income                         $           5,914  $          4,229   $         1,249  $         11,392
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


10.  Restatement



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



                                      Three months ended                                    Nine months ended
                       -------------------------------------------------   -------------------------------------------------
                                          October 31,                                         October 31,
                       -------------------------------------------------   -------------------------------------------------
                                  2003                    2002                       2003                     2002
                       -----------------------   -----------------------   -----------------------   -----------------------
                          As                        As                         As                        As
                       previously      As        previously     As         previously       As       previously      As
                        reported     restated     reported    restated      reported     restated     reported    restated
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income Statement
Data:

Net sales                  92,024       92,229       80,942       81,214      258,195      258,687      221,551      222,234

Gross profit               24,795       24,938       20,194       20,384       68,356       68,701       56,615       57,094

Net income                  4,010        4,096        2,789        2,903        7,509        7,716        5,452        5,739

Basic net income per
share                        0.22         0.22         0.15         0.16         0.41         0.42         0.30         0.32

Diluted net income
per share                    0.20         0.20         0.15         0.16         0.39         0.40         0.29         0.31

Cash Flow Data:

Operating cash flow                                                             3,237       (2,081)      13,310       12,752

Investing cash flow                                                            (3,834)       1,484       (7,823)      (7,265)



                            At October 31, 2003           At January 31, 2003
                       ---------------------------   ---------------------------
                            As                           As
                        previously        As          previously         As
                         reported      restated        reported      restated
                       ------------   ------------   ------------   ------------
Balance Sheet Data:

Current assets              101,151        101,884         83,756         84,627

Total assets                180,850        181,583        156,368        157,239

Current liabilities          67,349         69,181         85,969         88,146

Total liabilities           116,742        118,574        104,143        106,320

Shareholders' equity         64,108         63,009         52,225         50,919



The following table details unaudited quarterly financial data as previously reported (refer to Note 19)


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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations expressed by segment (all discussion of results express dollars in thousands):


THREE MONTHS ENDED OCTOBER 31,                                             2003                   2002
                                                                     ----------------------------------------
Revenues                                                             $          92,229     $           81,214
Cost of Revenues                                                                67,291                 60,830
                                                                     -----------------     ------------------
    Gross Profit                                                                24,938                 20,384
Selling, General and Administrative Expense                                     13,028                 11,041
Fulfillment Freight                                                              4,516                  4,119
Relocation Expenses                                                                  -                    614
                                                                     -----------------     ------------------
    Operating Income                                                             7,394                  4,610
Interest Expense                                                                  (803)                (1,028)
Other (Expense) Income                                                            (800)                   515
                                                                     -----------------     ------------------
    Income Before Taxes                                                          5,791                  4,097
Income Tax Expense                                                               1,695                  1,194
                                                                     -----------------     ------------------
    Net Income                                                       $           4,096     $            2,903
=============================================================================================================

Gross Profit Margin                                                              27.0%                   25.1%
Selling, General and Administrative Expense (% of Revenue)                       14.1%                   13.6%
Relocation Expenses (% of Revenue)                                                0.0%                    0.8%
Operating Profit Margin                                                           8.0%                    5.7%
=============================================================================================================

NINE MONTHS ENDED OCTOBER 31,                                             2003                  2002
                                                                     ----------------------------------------
Revenues                                                             $         258,687     $          222,234
Cost of Revenues                                                               189,986                165,140
                                                                     -----------------     ------------------
    Gross Profit                                                                68,701                 57,094
Selling, General and Administrative Expense                                     39,763                 32,985
Fulfillment Freight                                                             12,995                 11,112
Relocation Expenses                                                              1,730                  1,605
                                                                     -----------------     ------------------
    Operating Income                                                            14,213                 11,392
Interest Expense                                                                (2,770)                (2,581)
Other (Expense) Income                                                            (612)                   284
                                                                     -----------------     ------------------
    Income Before Taxes                                                         10,831                  9,095
Income Tax Expense                                                               3,115                  3,356
                                                                     -----------------     ------------------
    Net Income                                                       $           7,716     $            5,739
=============================================================================================================

Gross Profit Margin                                                              26.6%                   25.7%
Selling, General and Administrative Expense (% of Revenue)                       15.4%                   14.8%
Relocation Expenses (% of Revenue)                                                0.7%                    0.7%
Operating Profit Margin                                                           5.5%                    5.1%
=============================================================================================================


THREE MONTH PERIOD ENDED OCTOBER 31, 2003 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 31, 2002

Revenues


Revenues for the quarter increased $11,015 or, 13.6%, over the comparable quarter of the prior year due primarily to an increase in revenue in our Magazine Fulfillment group.


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


Revenues in our In-Store Services group decreased $1,317, or 7.0%, primarily due to a decrease in our wire manufacturing revenues partially offset by a significant increase in freight revenue as we shipped a large number of fixtures being held for one of our significant customers.


Revenues in our Wood Manufacturing group increased $1,826, or 37.1%, due to an increase in the expansion and remodel program of a significant customer and an increase in the number of customers.

Gross profit


Gross profit for the quarter increased $4,554, or 22.3%, over the comparable quarter of the prior year due primarily to an increase in gross profit in our Magazine Fulfillment group.



Gross profit margins increased 1.9% in the current quarter over the comparable period of the prior year. Margins improved in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing groups by 1.1%, 8.0%, and 5.5%, respectively.

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

Operating income


Operating income in the quarter increased $2,784, or 60.4%, compared to the prior year due to the factors described above.



Operating profit margins improved from 5.7% to 8.0% in the current quarter compared to the comparable quarter of the prior year. The increase was due to the improvement in our gross profit margins and the non-recurring relocation expenses in the third quarter of the prior year, partially offset by the increase in our selling, general, and administrative expenses as a percent of revenues.

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

Income tax expense


The effective income tax rates were 29.3% and 29.1% for the quarter ended October 31, 2003 and 2002, respectively.


The difference between the statutory rate and effective tax rate relates primarily to the realization of a portion of the net operating loss carryforward acquired as part of our acquisition of Interlink.

NINE MONTH PERIOD ENDED OCTOBER 31, 2003 COMPARED TO NINE MONTH PERIOD ENDED OCTOBER 31, 2002

Revenues


Revenues for the period increased $36,453, or 16.4%, over the comparable nine months of the prior year due primarily to an increase in revenue in our Magazine Fulfillment group.


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

Gross profit


Gross profit for the period increased $11,607, or 20.3%, over the comparable period of the prior year due primarily to an increase in gross profit in our Magazine Fulfillment.



Gross profit margins increased 0.9% in the current period over the comparable period of the prior year. Margins improved (declined) in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing by 1.9%, 0.7%, and (3.2)%, respectively.

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

Operating income


Operating income in the nine month period increased $2,821, or 24.8%, compared to the prior year due to the factors described above.



Operating profit margins improved from 5.1% to 5.5% in the current period compared to the comparable period of the prior year. The increase was due to the improvement in our gross profit margins partially offset by the increase in our selling, general, and administrative expenses as a percent of revenues.


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

Income tax expense


The effective income tax rates were 28.8% and 36.9% for the nine months ended October 31, 2003 and 2002, respectively.


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


Net cash provided by (used in) operating activities was $(2,081) and $12,752 for the nine month periods ended October 31, 2003 and 2002, respectively.



Operating cash flows in the first nine months of fiscal year 2004 were primarily from net income ($7,716), adding back non-cash charges including depreciation and amortization ($3,046), provisions for losses on accounts receivable ($1,588), and a significant increase in accounts payable ($11,261). These cash providing activities were offset by a significant increase in accounts receivable ($25,232).


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

Operating cash flows in the first nine months of fiscal year 2003 were primarily from net income ($5,739), adding back non-cash charges including depreciation and amortization ($2,230), provisions for losses on accounts receivable ($589), and a significant decrease in accounts receivable ($9,939). These cash providing activities were offset by a significant decrease in accounts payable ($6,395).


The decrease in accounts receivable during the first nine months of fiscal 2003 related primarily to an unusually high level of accounts receivable as of the beginning of the fiscal year returning to more normal levels. Improved cash collections allowed us to significantly reduce payables.


Net cash provided by (used in) investing activities was $1,484 and $(7,265) for the nine month period ended October 31, 2003 and 2002, respectively.



Investing activities in the first nine months of fiscal year 2004 consisted primarily of the initial payment under the magazine export agreement, a contingent payment under the magazine import agreement and capital expenditures. These outflows from investing activities were offset by a net collections under our advance pay program.


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

ITEM 4. CONTROLS AND PROCEDURES


Our principal executive officer and principal financial officer, with the participation of management, evaluated our disclosure controls and procedures as of October 31, 2003. Based on that evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were, as of October 31, 2003, (1) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have not been changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



As described in Note 10 to our interim consolidated financial statements contained herein, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of revenues derived form our rebate claim filing services and cash flows associated with our Advance Pay Program. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of the filing of this amended report. Based on this evaluation, our principal executive officer and principal financial officer concluded that (a) the prior conclusion was correct and our disclosure controls and procedures were effective, and (b) the disclosure controls and procedures were not intended to elicit the type of information that resulted in the restatement.

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

                                           SOURCE INTERLINK COMPANIES, INC.


Date: March 2, 2004                             /s/ Marc Fierman
                                                ---------------------------
                                           Marc Fierman, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                            Description
-------                                           -----------
31.1              Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1              Section 1350 Certifications of Principal Executive Officer and Principal
                  Financial Officer