Form 10-Q/A
period 2003-10-31
SOURCE INTERLINK COMPANIES INC
filed 2004-03-03
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A
                                Amendment No. 2


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

                                EXPLANATORY NOTE


This report has been amended for the sole purpose of (1) making certain technical corrections to the text of the certifications of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002, (2) eliminating a non-GAAP measure from the tables on pages 16 and 17, (3) as described in Note 10 to our consolidated financial statements herein, reflecting adjustments to our historical financial statements arising from the revision of our accounting treatment for revenue recognition related to our rebate claim filing and (4) supplementing the discussion under Item 4 Controls and Procedures to address the conclusions stated therein in light of such adjustments.

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

                                           SOURCE INTERLINK COMPANIES, INC.


Date: March 3, 2004                             /s/ Marc Fierman
                                                ---------------------------
                                           Marc Fierman, Chief Financial Officer