Form 10-K
period 2004-01-31
SOURCE INTERLINK COMPANIES INC
filed 2004-04-15
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2004 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2004 was approximately $181.7 million computed by reference to the price at which the common equity was sold on July 31, 2003, the last day of the registrant's most recently completed second fiscal quarter, as reported by The Nasdaq National Market

At April 12, 2004, the Company had 23,071,067 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Source Interlink Companies, Inc. Annual Meeting of Shareholders to be held on July 14, 2004 are incorporated by reference into Part III of this Annual Report to the extent described in Part III hereof.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
                                         PART I

ITEM 1.    Business                                                                1

ITEM 2.    Properties                                                              8

ITEM 3.    Legal Proceedings                                                       8

ITEM 4.    Submission of Matters to a Vote of Security Holders                     8

                                        PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities                               9

ITEM 6.    Selected Financial Data                                                10

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  11

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk             28

ITEM 8.    Financial Statements and Supplementary Data                            29

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                   29

ITEM 9A.   Controls and Procedures                                                29

                                       PART III

ITEM 10.   Directors and Executive Officers of the Registrant                     30

ITEM 11.   Executive Compensation                                                 30

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters                                        30

ITEM 13.   Certain Relationships and Related Transactions                         31

ITEM 14.   Principal Accountant Fees and Services                                 31

                                        PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K        32

         Some of the information in this report contains forward-looking statements that involve risks and uncertainties. The words "believe," "expect," "anticipate,' "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and elsewhere in this report:

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

         -        demand for magazines at the retailers we service; and

         - our ability to access retailers' point-of-sales information needed to efficiently allocate distribution.

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of financial Condition and Results of Operations." Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

                                     PART I

ITEM 1. BUSINESS.

         We provide fulfillment and marketing services to more than 2,500 retail companies, who operate collectively approximately 80,000 stores, most major magazine publishers and consumer product manufacturers of confections and general merchandise. We are the largest direct-to-retail magazine distributor in the United States to more than 5,200 retail outlets including book stores, music stores and other specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., Musicland Stores Corporation and Virgin Records. Additionally our company is a leading provider in the United States of design, manufacture and management services to the front-end of supermarkets, discount stores, drug stores, convenience stores, terminals and newsstands, such as Food Lion, Kroger Company, Target Corporation, Walgreens and Winn-Dixie Stores, Inc.

         Our business model is designed to provide a complete array of products and value-added services to retailers in both the specialty and mainstream retail markets. These services include product fulfillment to retailers for publishers, publisher rebate and other incentive payment collection, fixture design and manufacturing, information technology and other management services. Our extensive relationships with retailers, as well as publishers and other vendors, throughout the United States and Canada, have enabled us to build a reputation for reliable and timely service and an efficient fulfillment infrastructure to service these markets. We believe that by acting as an outsourced coordinator of all these services we are well positioned to continue adding customers, both in the United States and internationally, and to continue providing additional products and services to our extensive customer base. To further this goal, we opened an office in London, U.K. to serve as our base for expansion into the European market.

INDUSTRY OVERVIEW

    MAGAZINE FULFILLMENT

         According to Harrington Associates, LLC, the total market for sales of single-copy magazines at retail in the United States of America has been estimated to total approximately $4.55 billion in 2003. The structure of the distribution channel for single-copy magazines has changed little over the past several decades. Publishers generally engage a single national distributor, who acts as their representative to regional and local wholesalers and furnishes billing, collecting and marketing services throughout the United States or other territory. These national distributors then secure distribution to retailers directly, or more typically, through a number of regional and local wholesalers. The wholesalers maintain direct vendor relationships with the retailers. Retailers in the mainstream retail market require these wholesalers to provide extensive in-store services including receiving, verifying, stocking new issues and removing out-of-date issues. However, this traditional structure is not economically viable in the specialty retail market. Thus in contrast, wholesalers servicing the specialty retail market typically do not provide these in-store services.

    FRONT-END MANAGEMENT

         The retail sale of single-copy magazines is largely an impulse purchase decision by the consumer. As a result, publishers and manufacturers of other impulse merchandise such as confections and general merchandise (i.e., razor blades, film, batteries, etc.) consider it important for their products to be on prominent display in those areas of a store where they will be seen by the largest number of shoppers in order to increase the likelihood that their products will be sold. Retailers typically display magazines, confections and general merchandise in specific aisles, or the "mainline," and the checkout area, or the "front-end." Product visibility is highest in the front-end because every shopper making a purchase must pass through this area.

         Due to the higher visibility and resulting perception of increased sales potential, publishers and other vendors compete for favorable display space in the front-end. To secure the desired display space, publishers and other vendors offer rebate and other incentive payments to retailers, such as:

         - initial fees to rearrange front-end display fixtures to ensure the desired placement of their products;

         - periodic placement fees based on the location and size of their products' display; and

         - cash rebates based on the total sales volume of their products.

         Due to the high volume of sales transactions and great variety of incentive programs offered, there is a significant administrative burden associated with front-end management. As a result, most retailers have historically outsourced the information gathering and administration of magazine claims collection to third parties such as our company. This relieves retailers of the administrative burdens, such as monitoring thousands of titles each with a distinct incentive arrangement.

INFORMATION SERVICES

         Prompt delivery of information regarding sales activity, including timing of the redesign of front-end space, changes in display positions or the discontinuance of a vendor's product, is important to publishers and other vendors of front-end products. This information allows publishers and other vendors to make important strategic decisions in advance of re-configurations and other changes implemented by retailers to the front-end. Conversely, timely delivery of information about publisher or other vendor price changes, special promotions, new product introductions and other plans is important to retailers because it enables them to enhance the revenue potential of the front-end. Historically, information available to publishers and other vendors regarding retail activity at the front-end and information available to retailers about publisher or other vendors has been fragmented and out-of-date. This has been the result of a number of factors, including:

         - the sale of front-end products, including magazines, through national distributors, which minimized direct contact between retailers and publishers or other vendors;

         - the lack of an efficient information collection system to gather information specifically regarding front-end product sales;

         - the difficulty of gathering and organizing data from a large number of retailers selling magazines and other front-end products over a large geographic area; and

         - the lack of an efficient, cost-effective means to disseminate information.

         We believe that there is an increasing demand on the part of publishers and other vendors of front-end products for more frequent and detailed information regarding front-end retail activity. Through our three operating groups we have access to a significant amount of information regarding retail front-end and mainline sales activity.

OUR BUSINESS

         Our business consists of three synergistic operating groups: Magazine Fulfillment, In-Store Services and Wood Manufacturing.

         - The Magazine Fulfillment group uses our information technology to manage the distribution of magazines to over 5,300 retail outlets in the specialty retail market operated by 18 retail chains and 1,700 independent retailers. We assist these retailers with the selection, logistical procurement and fulfillment of approximately 4,000 monthly and 50 weekly titles from over 560 publishers.

         - The In-Store Services group assists retailers in the mainstream retail market with the design and implementation of their front-end merchandising programs. This group provides other value-added services to retailers, publishers and other vendors, including assistance with publisher rebate and other fee collection and access to real-time sales information on more than 10,000 magazine titles, thereby enabling them to make more informed decisions regarding their product placement and distributing efforts.

         - The Wood Manufacturing group designs and manufactures wood displays and store fixtures for leading specialty retailers.

    MAGAZINE FULFILLMENT

         In the spring of 2001, we established our Magazine Fulfillment group with the acquisition of The Interlink Companies, Inc., a group of affiliated specialty magazine distributors. This strategic acquisition provided a platform from which we intend to offer an expanding list of merchandise and services to retailers, including those currently served by our In-Store Services and Wood Manufacturing groups, who are underserved by existing distribution channels and to merchandise vendors who find it difficult to adequately service certain classes of retailers. In May 2002, we entered into an agreement giving us the right to distribute domestically a group of foreign magazine titles.

         At present, our Magazine Fulfillment group primarily supplies magazines to the specialty retail market. We are the principal magazine supplier for Barnes & Noble, Inc., Borders Group, Inc. and other major specialty retailers. We purchase more than 4,000 magazine titles and receive them at ten strategically located distribution centers. The distribution centers are located in San Diego, California; San Francisco, California; Los Angeles, California; Atlanta, Georgia; Honolulu, Hawaii; Rockford, Illinois; Carteret, New Jersey; Harrisburg, Pennsylvania; Dallas, Texas; and Kent, Washington. From each of these distribution points, we process orders and ship the magazines to the retailers by commercial freight carriers, primarily Federal Express ground service. Given our broad distribution infrastructure, we are capable of delivering magazines overnight to virtually any location within the continental United States.

         To meet the needs of our clients, our Magazine Fulfillment group presently offers three levels of service:

         Direct-to-Retail Fulfillment. We purchase magazines, from publishers typically on a fully returnable basis. Merchandise is received in bulk at our strategically located distribution centers. Using just-in-time replenishment and order regulation systems, our employees fulfill the merchandise orders and ship the required merchandise by third party carrier directly to individual retail outlets.

         Wholesale Fulfillment. Our wholesale fulfillment service facilitates the magazine procurement needs of lower volume or geographically isolated retailers by arranging for bulk shipment of magazines from publishers' printers directly to wholesalers located in lower volume markets.

         Back Room Management. We developed our back room management services to enable publishers and traditional distributors access to just-in-time replenishment and order regulation. We are engaged by publishers and traditional distributors to act as their order fulfillment and shipping agent. Rather than purchasing merchandise, our back room management clients furnish merchandise to us that we then package into individual orders and ship directly to individual retail outlets. We also serve as a processor of returns for many of our retailer customers. This service consists of counting covers of unsold magazines and preparing return forms required by wholesalers to obtain credit.

         Our Magazine Fulfillment group's logistical functions are linked by just-in-time replenishment and order regulation systems. By utilizing our systems, publishers and retailers are able to more effectively manage their inventory levels. We leverage third-party freight carriers, maximize the efficiency of our fixed asset base and permit retailers to reorder and return titles efficiently.

         The total market for sales of single-copy magazines at retail in the United States was approximately $4.55 billion in calendar year 2003. In fiscal 2004, we estimate we distributed magazines having a retail value of approximately $387.0 million, or approximately 8.5% of this retail market.

         In March 2003, we expanded our international operations when we entered into an agreement giving us the right to distribute internationally a group of domestic magazine titles. In September 2003, we established a London, U.K. office from which we are seeking to expand our international magazine distribution business and offer front-end management services to retailers that presently lack the expertise to fully realize the sales potential of their front-ends.

         Our Magazine Fulfillment group's revenues accounted for $255.8 million, $211.7 million and $155.8 million of our total revenues for fiscal 2004, 2003 and 2002, respectively. Operating income (loss) from this group accounted for $15.0 million, $7.4 million and $ (67.7) million of our total operating income
(loss) for fiscal 2004, 2003 and 2002, respectively. Total assets for the group were $47.7 million, $32.9 million and $37.0 million at January 31, 2004, 2003 and 2002, respectively.

    IN-STORE SERVICES

         The In-Store Services group provides publisher rebate and other incentive payment collection, information technology and front-end services, including fixture design and manufacture.

         Claim Submission Services. Claim submission services have been the historical core of our business. U.S. and Canadian retailers engage our In-Store Services group to accurately monitor, document, claim and collect publisher rebate and other incentive payments. Our services are designed to relieve our clients of the substantial administrative burden associated with documenting, verifying and collecting their payment claims, and to collect a larger percentage of the potential incentive payments available to the retailers.

         We established our Advance Pay Program as an enhancement to our claim submission services. Typically, retailers are required to wait a significant period of time to receive payments on their claims for incentive rebates. We improve the retailer's cash flow by advancing the claims for rebates and other incentive payments filed by us on their behalf less our commission within a contractually agreed upon period after the end of each quarter.

         Information Services. In connection with our claim submission services, we gather extensive information on magazine sales, pricing, new titles, discontinued titles and display configurations on a chain-by-chain and store-by-store basis. As a result, we are able to furnish our clients with reports of total sales, sales by class of trade and sales by retailer, as well as reports of unsold magazines and total sales ranking. Our newest product, the Cover Analyzer, permits subscribers to determine the effectiveness of particular magazine covers on sales for 300 top selling titles in the United States. Our website gives subscribers the capability to react more quickly to market changes, including the ability to reorder copies of specific issues, track pricing information, to introduce new titles, and act on promotions offered by publishers. Publishers also use the website to promote special incentives and advertise and display special editions, new publications and upcoming covers. We have supplemented our own data with data obtained under agreements with Barnes & Noble, Inc., Walgreen Company and The Kroger Company.

         Front-End Management. Our extensive information resources and experience in claim submission processing enable us to assist retailers by managing the design and configuration of the front-end to increase sales and incentive payment revenues. Our services in this regard frequently include designing front-end display fixtures, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We frequently assist our retailer clients in the development of specialized marketing and promotional programs, which include special mainline or front-end displays and cross-promotions of magazines and products of interest to the readers of these magazines.

         Front-End and Point-of-Purchase Display Fixtures. To enhance retailers' efficiency during implementation of a front-end merchandising program, we acquired the capacity to design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers. Retailers perceive our experience in managing front-end programs supported by our information services as helpful in improving the revenue generated at the front-end. In addition, we believe that our influence on the design and manufacture of display fixtures enhances our ability to incorporate features that facilitate the gathering of information. Raw materials used in manufacturing our fixtures include wire, powder coating, metal tubing and paneling, all of which are readily available from multiple sources.

         Revenue from the In-Store Services group accounted for $58.6 million, $61.8 million and $65.1 million of our total revenues for fiscal 2004, 2003 and 2002, respectively. Operating income from this group accounted for $1.7 million, $4.6 million and $9.6 million of our total operating income for fiscal 2004, 2003 and 2002, respectively. Total assets for the group were $101.0 million, $109.0 million and $110.0 million at January 31, 2004, 2003 and 2002, respectively. Total assets include assets now identified under the Shared Services group because comparable information is not available for January 31, 2002 and

2001 under the current presentation. Excluding those assets, total assets for the group were $79.0 million at January 31, 2004.

    WOOD MANUFACTURING

         The Wood Manufacturing group manufactures custom wood store fixtures and displays to customer specifications using wood veneers and laminates. Delivery of fixtures is highly concentrated in our third fiscal quarter as a result of the demands of retailers to be ready for the critical holiday selling season. To assure that their seasonal demands for the delivery are met, retailers typically provide commitments well in advance of anticipated product delivery. Accordingly, our inventory levels increase during seasonal periods when retailers are not opening or remodeling stores, typically November through April.

         Revenues from the Wood Manufacturing group accounted for $18.7 million, $17.5 million and $18.0 million of our total revenues for fiscal 2004, 2003 and 2002. Operating income (loss) from this group accounted for $1.0 million, $ (0.7) million and $ (9.8) million of our operating income (loss) for fiscal 2004, 2003 and 2002, respectively. Total assets for the group were $15.1 million, 15.4 million and $17.4 million at January 31, 2004, 2003 and 2002, respectively.

CUSTOMERS

         Our customers in the specialty retail market consist of bookstore chains, music stores and other specialty retailers. Our customers in the mainstream retail market consist primarily of grocery stores, drug stores and mass merchandise retailers. Two customers account for a large percentage of our total revenues. Barnes & Noble, Inc. accounted for 26.8%, 27.7% and 23.2% of total revenues in fiscal 2004, 2003 and 2002 respectively. Borders Group, Inc. accounted for 23.8%, 25.8%, and 23.1% of total revenues in fiscal 2004, 2003, and 2002.

MARKETING AND SALES

         Our Magazine Fulfillment group's target market includes magazine publishers, distributors and retailers. We specialize in providing nationwide magazine distribution to specialty retailers with a national or regional scope. We believe that our distribution centers differentiate us from our national competitors and are a key element in our marketing program. Our distribution centers focus on our just-in-time replenishment and our ability to deliver magazines, particularly those published on a weekly basis, overnight to virtually any location within the continental United States.

         We focus our marketing efforts for our In-Store Services and Wood Manufacturing groups on developing and maintaining primary relationships with customers. While we frequently attend trade shows and advertise in trade publications, we emphasize personal interaction between our sales force and customers so that our customers are encouraged to rely on our dependability and responsiveness. Sales of our services are not particularly seasonal; however, delivery of new display fixtures is highly concentrated in our third fiscal quarter as a result of the demands of retailers in advance of the holiday season. As a result, inventories of fixtures tend to be lowest during our fourth fiscal quarter and increase throughout the first and second fiscal quarters in anticipation of the delivery demands of retailers in the third quarter.

         To enhance the frequency of contact between our sales force and our customers, we have reorganized our direct sales force into a unified marketing group responsible for soliciting sales of all products and services available from each of our operating groups. We believe this combined marketing approach will enhance cross-selling opportunities and lower the cost of customer acquisition.

COMPETITION

         Our Magazine Fulfillment group's principal competitors consist of national distributors, regional wholesalers, secondary or local wholesalers, and specialty distributors.

         Competition is generally met on matters such as reliability, value added services and price.

         In our In-Store Services group, competitors for our claim filing services are primarily privately held companies, while our principal competitors for our fixture manufacturing services are both private and public manufacturing companies of varying sizes. Some of these companies could compete effectively with us, particularly in the manufacture and installation of display fixtures. In addition, we may face competition for our information services from dedicated information providers. The principal competitive factors in this market include access to information, technological support, accuracy, system flexibility, financial stability, customer service, and reputation.

         Our Wood Manufacturing group competes in a highly fragmented industry generally consisting of individual craftsmen, furniture manufacturers and other woodworking enterprises. The principal competitive factors in the wood manufacturing market include price, reliability and quality of services.

MANAGEMENT INFORMATION SYSTEMS

         The efficiency of our Magazine Fulfillment group is supported by our information systems that combine traditional outbound product counts with real-time register activity. Our ability to access real-time register data enables us to quickly adjust individual store merchandise allocations in response to variation in consumer demand. This increases the probability that any particular merchandise allotment will be sold rather than returned for credit. In addition, we have developed sophisticated database management systems designed to track various on-sale and off-sale dates for the numerous issues and regional versions of the more than 4,000 magazine titles that we distribute.

         Software used in connection with our claims submission program and in connection with our subscriber information website was developed specifically for our use by a combination of in-house software engineers and outside consultants. We believe that certain elements of these software systems are proprietary to us. Other portions of these systems are licensed from a third party, who assisted in the design of the system. We also receive systems service and upgrades under the license. We believe that we have obtained all necessary licenses to support our information systems.

EMPLOYEES

         As of March 31, 2004, we had 1,082 employees, of whom 960 were full-time employees. Approximately 101 of our employees in Brooklyn, New York are covered by a collective bargaining agreement with the Local 810, Steel, Metals, Alloys and Hardware Fabricators and Warehousemen, which expires in September 2004. Approximately 49 of our employees in Philadelphia, Pennsylvania are covered by a collective bargaining agreement with Teamsters Local Union No. 837, which expires in December 2005. Approximately 75 of our employees in Quincy, Illinois are covered by a collective bargaining agreement with Local 822 and District 55, International Association of Machinists & Aerospace Workers, which expires in January 2008. We believe our relationships with our employees are good.

ITEM 2. PROPERTIES.

         Our principal corporate offices are located at 27500 Riverview Center Blvd., Bonita Springs, Florida. As of March 31, 2004, we owned or leased approximately 1,000,000 square feet of manufacturing facilities, 200,000 square feet of distribution centers and 70,000 square feet of office space. The following table presents information concerning our principal properties:

                                                                                   OWNED/
     LOCATION            DESCRIPTION              SEGMENT           SIZE SQ. FT.   LEASED
     --------            -----------              -------           ------------   ------
Bonita Springs, FL   Office                Worldwide Headquarters      62,000      Leased
New York, NY         Office                In-Store Services/           3,500      Leased
                                           Magazine Fulfillment
Rockford, IL         Manufacturing/        In-Store Services/         300,000/      Owned
                     Distribution Center   Magazine Fulfillment        10,500
Brooklyn, NY         Manufacturing         In-Store Services           90,000      Leased
Philadelphia, PA     Manufacturing         In-Store Services          110,000       Owned
Vancouver, B.C.      Manufacturing         In-Store Services           51,000      Leased
Quincy, IL           Manufacturing         Wood Manufacturing         258,000       Owned
Albermarle, NC       Manufacturing         Wood Manufacturing         190,000      Leased
Dallas, TX           Distribution Center   Magazine Fulfillment        48,000      Leased
Harrisburg, PA       Distribution Center   Magazine Fulfillment        83,000      Leased

Each of our owned real properties is encumbered by a mortgage in favor of our senior lenders, Wells Fargo Foothill and Hilco Capital. We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

         We are party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, we believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the Nasdaq National Market under the symbol SORC.

The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported by the Nasdaq National Market during the fiscal year shown. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        HIGH          LOW
Year ended January 31, 2003

     First Quarter                                    $    5.79    $    4.07
     Second Quarter                                        5.75         3.82
     Third Quarter                                         6.41         4.26
     Fourth Quarter                                        5.93         3.76

Year ended January 31, 2004

     First Quarter                                    $    5.51    $    4.33
     Second Quarter                                        8.59         5.50
     Third Quarter                                         9.82         7.70
     Fourth Quarter                                       14.30         8.10

Year ending January 31, 2005

     First Quarter (through April 12, 2004)           $   13.55    $   10.43

The last reported sale price of our common stock on the Nasdaq National Market on April 12, 2004 was $12.26. As of April 12, 2004, there were approximately 99 holders of record of the common stock.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock. Our board of directors presently intends to retain all of our earnings, if any, for the development of our business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon a number of factors, including, among others, any restrictions contained in our credit facilities and our future earnings, operations, capital requirements and general financial condition and such other factors that our board of directors may deem relevant. Currently, our credit facilities prohibit the payment of cash dividends or other distributions on our capital stock or payments in connection with the purchase, redemption, retirement or acquisition of our capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data at January 31, 2000, 2001 and 2002 and for the fiscal years ended January 31, 2000 and 2001 are derived from our audited consolidated financial statements, which are not included in this report. The selected consolidated financial data at January 31, 2003 and 2004 and for the fiscal years ended January 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements, which are included elsewhere in this report. Our consolidated financial statements at January 31, 2000, 2001, 2002, 2003 and 2004 and for the fiscal years ended January 31, 2000, 2001, 2002, 2003 and 2004 have been audited by BDO Seidman LLP, independent certified public accountants. Our historical results are not necessarily indicative of the results that may be expected for any future period. You should read the summary financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                     YEAR ENDED JANUARY 31,
                                             ----------------------------------------------------------------------
                                                2000           2001           2002           2003           2004
                                             ----------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                     $  82,279      $  92,423      $ 238,923      $ 290,894      $ 333,134
Cost of revenues                                48,806         53,792        176,357        216,483        244,755
                                             ---------      ---------      ---------      ---------      ---------
Gross profit                                    33,473         38,631         62,566         74,411         88,379
Selling, general and
administrative expenses                         12,162         23,279         38,978         46,564         52,642
Fulfillment freight                                  -              -          7,931         14,721         16,381
Relocation expenses (1)                              -              -              -          1,926          1,730
Amortization of goodwill                         2,718          2,994          5,424              -              -
Goodwill impairment charge (2)                       -              -         78,126              -              -
                                             ---------      ---------      ---------      ---------      ---------
Operating income (loss)                         18,593         12,358        (67,893)        11,200         17,626
Other income (expense):
    Interest expense, net                         (919)        (2,312)        (3,338)        (3,765)        (3,647)
    Other                                         (152)            36         (2,339)           514           (316)
                                             ---------      ---------      ---------      ---------      ---------
Total other income (expense)                    (1,071)        (2,276)        (5,677)        (3,251)        (3,963)
                                             ---------      ---------      ---------      ---------      ---------
Income before income taxes                      17,522         10,082        (73,570)         7,949         13,662
Income tax expense                               7,499          3,965           (705)           611          3,615
                                             ---------      ---------      ---------      ---------      ---------
Net income (loss)                            $  10,023      $   6,117      $ (72,865)     $   7,338      $  10,048
                                             =========      =========      =========      =========      =========

Earnings (loss) per share - basic            $    0.65      $    0.35      $   (4.07)     $    0.40      $    0.54
Earnings (loss) per share - diluted               0.60           0.33          (4.07)          0.40           0.51

Weighted average of shares outstanding in computing:

    Basic net income per share                  15,332         17,591         17,915         18,229         18,476
    Diluted net income per share                16,815         18,348         17,915         18,478         19,866
                                             =========      =========      =========      =========      =========

                                                                         AT JANUARY 31,
                                             ----------------------------------------------------------------------
                                                2000           2001           2002           2003           2004
                                             ----------------------------------------------------------------------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash                                         $   1,738      $   1,085      $   2,943      $   5,570      $   4,963
Working capital (3)                             59,162         60,277         (9,424)        (3,519)        19,418
Total assets                                   158,289        158,448        164,430        157,239        164,101
Current maturities of debt                         174            116         42,097         29,215          4,059
Debt, less current maturities                   32,215         31,780         15,578         17,026         31,541
Total liabilities                               53,169         48,658        120,887        106,320         97,027
Total equity                                   105,120        109,790         43,543         50,919         67,074

(1) Relocation costs relate to the consolidation of our prior offices from St. Louis, Missouri, High Point, North Carolina and San Diego, California to our new offices in Bonita Springs, Florida.

(2) Charge related to the impairment of the goodwill attributed to our Magazine Distribution and Wood Manufacturing businesses.

(3)      Includes current maturities of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our business consists of four business segments: Magazine Fulfillment, In-Store Services, Wood Manufacturing and Shared Services. Our segment reporting is structured based on the reporting of senior management to the Chief Executive Officer.

         - Our Magazine Fulfillment group uses our proprietary order regulation technology to manage the distribution of magazines to over 5,200 retail outlets. We assist retailers with the selection, logistical procurement and fulfillment of approximately 4,000 monthly and 50 weekly magazine titles from over 560 publishers. The group was established in May 2001 with the acquisition of The Interlink Companies, Inc. or Interlink, and its two operating subsidiaries: International Periodical Distributors, Inc. and David E. Young, Inc. The scope of the group's operations was expanded via agreements giving us the right to export domestic titles for sale internationally and import foreign titles for sale domestically.

         - Our In-Store Services group assists retailers with the design and implementation of their front-end area merchandise programs, which generally have a three-year life cycle. We provide other value-added services to retailers, publishers and other vendors. These services include assisting retailers with the filing of claims for publisher incentive payments, which are based on display location or total retail sales, and providing publishers with access to real-time sales information on more than 10,000 magazine titles, thereby enabling them to make more informed decisions regarding their product placement, cover treatments and distribution efforts.

         - Our Wood Manufacturing group designs and manufactures wood display and store fixtures for leading specialty retailers.

         - Our Shared Services group consists of overhead functions not allocated to the other groups. These functions include corporate finance, human resource, management information systems and executive management that are not allocated to the three operating groups. Upon completion of our consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not attributable to any of our three main operating groups. Prior to fiscal year 2004, these expenses were included within our In-Store Services group. Comparable information is not available and is not presented for prior fiscal years.

REVENUES

The Magazine Fulfillment group derives revenues from:

         - selling and distributing magazines, including domestic and foreign titles, to major specialty retailers and wholesalers throughout the United States and Canada,

         - exporting domestic titles internationally to foreign wholesalers or through domestic brokers,

         -        serving as a secondary national distributor,

         - providing return processing services for major specialty retail book chains, and

         - serving as an outsourced fulfillment agent and backroom operator for publishers.

The In-Store Services group derives revenues from:

         - designing, manufacturing and invoicing participants in front-end merchandising programs,

         - providing claim filing services related to rebates owed retailers from publishers or their designated agents,

         -        shipping, installing and removing front-end fixtures, and

         - providing information and management services relating to magazine sales to retailers and publishers throughout the United States and Canada.

The Wood Manufacturing group derives revenues from designing, manufacturing and installing custom wood fixtures primarily for retailers.

Over the last three fiscal years, a majority of the growth of our revenues has come from our Magazine Fulfillment group. We anticipate this trend to continue in the future. The growth has been driven by the inception of our import and export businesses as well as the growth in our core domestic wholesale distribution business. We see opportunities for growth in our In-Store Services group being driven primarily by the expansion of our claim filing services business and expansion of our international operations, primarily in the United Kingdom. We see opportunities for growth in our Wood Manufacturing group from leveraging our relationships with the retailers we service in our other two operating groups.

COST OF REVENUES

Our cost of revenues for the Magazine Fulfillment group consists of the costs of magazines purchased for resale less all applicable publisher discounts and rebates.

Our cost of revenues for the In-Store Services and the Wood Manufacturing groups includes:

         - raw materials consumed in the production of display fixtures, primarily steel, wood and plastic components;

         -        production labor; and

         -        manufacturing overhead.

Cost of revenues has increased since the inception of our Magazine Fulfillment group. As primarily a wholesale operation, the Magazine Fulfillment group traditionally has a lower gross profit margin than our In-Store Services group, which provided the bulk of our revenues before the Interlink acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the operating groups include:

         -        non-production labor;

         -        rent and office overhead;

         -        insurance;

         -        professional fees; and

         -        management information systems.

Expenses associated with corporate finance, human resources, management information systems and executive offices are included within the Shared Services group and are not allocated to the other groups.

Selling, general and administrative expenses have increased since the inception of our Magazine Fulfillment group. We believe we now have the infrastructure in place to support our existing operations as well as support a significant amount of domestic growth. We continue to actively search for cost savings from consolidation to offset growth in other areas such as insurance, professional fees, and normal cost of living increases.

FULFILLMENT FREIGHT

Fulfillment freight consists of our direct costs of distributing magazines by third-party freight carriers, primarily Federal Express ground service. Freight rates are driven by the weight of the copies being shipped and the distance between origination and destination.

Fulfillment freight is not disclosed as a component of cost of revenues, and, as a result, gross profit and gross profit margins are not comparable to other companies that include shipping and handling costs in cost of revenues.

Fulfillment freight has increased proportionately as the amount of product we distribute has increased. We anticipate the continued growth in our Magazine Fulfillment group will result in an increase in fulfillment freight. Generally, as pounds shipped increase, the cost per pound charged by third party carriers decreases. As a result, fulfillment freight as a percent of Magazine Fulfillment group revenue should decline slightly in the future.

RELOCATION EXPENSES

Relocation expenses consist primarily of the cost of transferring existing employees and offices from their former locations in High Point, North Carolina, St. Louis, Missouri, and San Diego, California, to our new offices in Bonita Springs, Florida. This relocation program began in fiscal 2003 and was completed 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations (in thousands):


                                  2002                   2003                 2004
  Fiscal year ended                    Margin                 Margin                Margin
     January 31,            Amount        %        Amount        %       Amount        %
-----------------------   ----------   ------    ----------   ------   ----------   ------
Magazine Fulfillment
Revenue                   $ 155,805              $ 211,663             $ 255,814
Cost of revenue             126,217                164,702               194,467
Gross profit                 29,588     19.0%       46,961     22.2%      61,347     24.0%
Operating expense (1)        97,297                 39,600                46,389
Operating income (loss)     (67,709)   (43.5)%       7,361      3.5%      14,958      5.8%

In-Store Services
Revenue                   $  65,148              $  61,754             $  58,601
Cost of revenue              33,978                 35,391                33,931
Gross profit                 31,170     47.8%       26,363     42.7%      24,670     42.1%
Operating expense (1)        21,571                 21,812                 8,245
Operating income (loss)       9,599     14.7%        4,551      7.4%      16,425     28.0%

Wood Manufacturing
Revenue                   $  17,970              $  17,477             $  18,719
Cost of revenue              16,162                 16,390                16,357
Gross profit                  1,808     10.1%        1,087      6.2%       2,362     12.6%
Operating expense (1)        11,591                  1,799                 1,373
Operating income (loss)      (9,783)   (54.4)%        (712)    (4.1)%        989      5.3%

Shared Services (2)
Revenue                   $       -              $       -             $       -
Cost of revenue                   -                      -                     -
Gross profit                      -        -             -         -           -        -
Operating expense(1)              -                      -                14,746
Operating income (loss)           -        -             -         -     (14,746)     n/a

Total
Revenue                   $ 238,923              $ 290,894             $ 333,134
Cost of revenue             176,357                216,483               244,755
Gross profit                 62,566     26.2%       74,411     25.6%      88,379     26.5%
Operating expense(1)        130,459                 63,211                70,753
Operating income (loss)     (67,893)   (28.4)%      11,200      3.9%      17,626      5.3%

(1) Operating expenses include selling, general and administrative expenses, fulfillment freight, relocation expenses, amortization of goodwill and asset impairment charges.

(2) Prior to fiscal year 2004 amounts currently reported as Shared Services were reported as a component of In-Store Services.

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 31, 2004 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2003

Revenues

Revenues for the fiscal year increased $42.2 million or 14.5%, over the prior fiscal year due primarily to an increase in revenue in our Magazine Fulfillment group.

Our Magazine Fulfillment group's revenues were $255.8 million, an increase of $44.1 million or 20.9%. The group's revenues are comprised of the following components (in millions):

                                       2004        2003       CHANGE
                                     ---------   ---------   --------
Domestic distribution                $  204.6    $  188.6    $  16.0
Export distribution                      32.0         -         32.0
Secondary wholesale distribution         17.3        21.7       (4.4)
Other                                     3.4         2.5        0.9
Intra-segment sales                      (1.5)       (1.1)      (0.4)
                                     --------    --------    -------
Total                                $  255.8    $  211.7    $  44.1
                                     ========    ========    =======

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received (collectively, "actual net distribution"), less an estimate of future returns and customer discounts. The $16.0 million increase in domestic distribution consisted of a $26.3 million increase in actual net distribution, less a $10.1 million decrease from the impact of the change in the sales return reserve as compared to the prior year's change, and a $0.2 million increase in customer discounts. Actual net domestic distribution increased from $189.8 million to $216.1 million; an increase of $26.3 million or 13.9%. This increase was driven primarily by the growth of distribution to our two main customers, which increased from $155.5 million to $173.7 million or $18.2 million. The sales return reserve related to our domestic distribution increased from $33.1 million to $41.4 million or $8.3 million. Customer discounts increased from $3.0 million to $3.2 million.

Our export distribution began operation in fiscal 2004. Actual net export distribution was $52.4 million. At January 31, 2004, the sales return reserve related to our export distribution, which began operations in fiscal 2004, was $20.4 million.

Revenues from our secondary wholesale operations decreased due to a decrease in the number wholesale operations we serviced either because they were able to obtain distribution directly from a primary distributor or were no longer deemed credit worthy.

Our In-Store Services group revenues were $58.6 million, a decrease of $3.2 million or 5.1%.

The group's revenues are comprised of the following components (in millions):

                                   2004      2003     CHANGE
                                 -------   -------    -------
Claim filing and information     $  14.0   $  14.0    $    -
Wire manufacturing                  44.6      47.8      (3.2)
                                 -------   -------    ------
Total                            $  58.6   $  61.8    $ (3.2)
                                 =======   =======    ======

Our wire manufacturing revenues declined due to the cyclical nature of the industry (major chains purchase new front-end fixtures every three years) and pricing pressure in our industry.

Our Wood Manufacturing group's revenues were $18.7 million, an increase $1.2 million or 7.1%.

Gross Profit

Gross profit for the fiscal year increased $14.0 million or 18.8%, over the prior fiscal year due primarily to an increase in gross profit in our Magazine Fulfillment group.

Gross profit margins increased 0.9 percentage points in the current period over the comparable period of the prior fiscal year. Margins improved or (declined) in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing groups by 1.8, (0.6), and 6.4 percentage points, respectively.

Gross Profit in our Magazine Fulfillment group increased $14.4 million or 30.6%. The increase related to both the increase in revenue described above as well as improving margins. The gross profit margins in our domestic distribution businesses are generally higher then our secondary wholesale business and, as a result, gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations. The margins in our distribution business also improved as a result of a shift in product mix from lower margin domestic titles to higher margin import titles.

Gross profit in our In-Store Services group decreased $1.7 million or 6.4%. The decrease related to both the decrease in revenues described above as well as declining margins. The decrease in margins is both due to a decrease in pricing as well as the recent increase in commodity prices particularly steel, which is a major component of our front-end fixtures.

Gross profit in our Wood Manufacturing group increased $1.3 million or 117.3%. The increase related to both the increase in revenue described above as well as improving margins. The prior fiscal year results included a significant inventory write-off related to a lost customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.0 million or 13.0%, compared to the prior fiscal year. Selling, general, and administrative expenses as a percent of revenues declined from 16.0% to 15.8%.

The Magazine Fulfillment group's selling, general, and administrative expenses increased $3.5 million, or 14.1%. The inception of our magazine export business resulted in $2.5 million of the increase.

The combined selling, general, and administrative expenses of the In-Store Services and Shared Services group's selling, general, and administrative expenses increased $3.0 million or 14.9%. The increase is attributable to an expanded corporate infrastructure to support our enlarged scope of operations.

The Wood Manufacturing group's selling, general, and administrative expenses decreased $0.4 million or 23.7%. The decrease was attributable to both the unusually high level of expenses in the fourth quarter of fiscal 2003 as well as the cost savings attributable to the consolidation of our manufacturing capacity in Carson City, Nevada into the facility in Albermarle, North Carolina.

Fulfillment Freight

Fulfillment freight expenses increased $1.7 million or 11.5%, compared to the prior fiscal year. Freight as a percentage of the Magazine Fulfillment group's revenues decreased from 6.9% to 6.4% due to improvement in the efficiency of our distribution model and an increase in the number of pounds distributed. Under our existing contract, our freight rates per pound decrease as the number of pounds shipped increases.

Relocation Expenses

During fiscal 2004, we relocated our magazine distribution back office from San Diego, California to Bonita Springs, Florida. The total expense recorded in the period related to this relocation was $1.7 million.

During fiscal 2003, we relocated our claim submission and fixture billing center from High Point, North Carolina to Bonita Spring, Florida. The total expense recorded in the period related to this relocation was $1.9 million.

Operating Income

Operating income for the fiscal year increased $6.4 million or 57.4%, compared to the prior fiscal year due to the factors described above.

Operating profit margins improved from 3.9% to 5.3% in the current fiscal year compared to the prior fiscal year. The increase was due to the improvement in our gross profit margins and the decrease in our selling, general, and administrative expenses as a percent of revenues.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Other Income (Expense)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

Other expense in fiscal 2004 includes a charge of $0.9 million related to the refinancing of our senior credit facilities.

Other income in fiscal 2003 related primarily to the favorable settlement of an outstanding liability.

Income Tax Expense

The effective income tax rates were 26.5% and 7.7% for fiscal 2004 and 2003, respectively.

The difference between the statutory rate and effective tax rates relates primarily to the realization of a portion of the net operating loss carry-forward acquired with our acquisition of Interlink and tax credits received from the state of Florida related to our relocation.

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 31, 2003 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2002

Revenues

Revenues for the fiscal year increased $52.0 million or 21.8%, over the prior fiscal year due primarily to an increase in revenue in our Magazine Fulfillment group. Fiscal 2002 includes eight months of operations of this group.

Our Magazine Fulfillment group's revenues were $211.7 million, an increase of $55.9 million or 35.9%. The group's revenues are comprised of the following components (in millions):

                                        2003        2002      CHANGE
                                     ---------   ---------   --------
Domestic distribution                $  188.6    $  135.8    $  52.8
Secondary wholesale distribution         21.7        20.2        1.5
Other                                     2.5         0.6        1.9
Intra-segment sales                      (1.1)       (0.8)      (0.3)
                                     --------    --------    -------
Total                                $  211.7    $  155.8    $  55.9
                                     ========    ========    =======

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received (collectively, "actual net distribution"), less an estimate of future returns and customer discounts. The $52.8 million increase in domestic distribution consisted of a $49.5 million increase in actual net distribution, plus a $4.5 million increase from the impact of the change in the sales return reserve as compared to the prior year's change, and less a $1.2 million increase in customer discounts. Actual net domestic distribution increased from $140.3 million to $189.8 million; an increase of $49.5 million or 35.3%. This increase was driven primarily by the growth of distribution to our two main customers, which increased from $101.1 million to $155.5 million or $54.4 million. The sales return reserve related to our domestic distribution decreased from $34.9 million to $33.1 million or $1.8 million. Customer discounts increased from $1.8 million to $3.0 million.

Our In-Store Services group revenues were $61.8 million, a decrease of $3.3 million or 5.1%.

The group's revenues are comprised of the following components (in millions):

                                   2003      2002    CHANGE
                                 -------   -------   -------
Claim filing and information     $  14.0   $  12.6   $  1.4
Wire manufacturing                  47.8      52.5     (4.7)
                                 -------   -------   ------
Total                            $  61.8   $  65.1   $ (3.3)
                                 =======   =======   ======

Our wire manufacturing revenues declined due to pricing pressure in the industry.

Our Wood Manufacturing group's revenues were $17.5 million, a decrease of $0.5 million or 2.7%.

Gross Profit

Gross profit for the fiscal year increased $11.8 million or 18.9%, over the prior fiscal year due primarily to an increase in gross profit in our Magazine Fulfillment group.

Gross profit margins decreased 0.6 percentage points in the current period over the comparable period of the prior fiscal year. Margins improved or (declined) in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing groups by 3.2, (4.9), and (3.9) percentage points, respectively.

Gross Profit in our Magazine Fulfillment group increased $17.4 million or 58.7%. The increase related to both the increase in revenue described above as well as improving margins. The gross profit margins in our domestic distribution businesses are generally higher then our secondary wholesale business and, as a result, gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations. In addition, gross profit margins from imported titles are generally higher than domestic titles, which began operations in May 2002.

Gross profit in our In-Store Services group decreased $4.8 million or 15.4%. The decrease related to both the decrease in revenues described above as well as declining margins.

Gross profit in our Wood Manufacturing group decreased $0.7 million or 39.9%. The decrease in the current fiscal year resulted from a significant inventory write-off related to a lost customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.6 million or 19.5%, compared to the prior fiscal year. Selling, general, and administrative expenses as a percent of revenues declined from 16.3% to 16.0%.

The Magazine Fulfillment group's selling, general, and administrative expenses increased $6.4 million or 34.9%.

The combined selling, general, and administrative expenses of the In-Store Services and Shared Services group's selling, general, and administrative expenses increased $1.1 million or 5.8%.

The Wood Manufacturing group's selling, general, and administrative expenses increased $0.1 million or 5.3%.

Fulfillment Freight

Fulfillment freight expenses increased $6.7 million or 85.2%, compared to the comparable period of the prior fiscal year due to growth in our Magazine Fulfillment group. Freight as a percentage of the Magazine Fulfillment group's revenues increased from 5.1% to 6.9%. The increase is attributable to the growth of our fulfillment business whereby we ship other company's product for a fee.

Relocation Expenses

During fiscal 2003, we relocated our claim submission and fixture billing center in High Point, North Carolina to Bonita Spring, Florida. The total expense recorded in the period related to this relocation was $1.9 million.

Amortization of Goodwill

Prior to fiscal 2003, we amortized goodwill consistent with accounting literature in effect at that time. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards "FAS" No. 142 and ceased amortizing goodwill.

 Asset Impairment Charges

In fiscal 2002, pursuant to an independent valuation of our intangible assets (goodwill) in accordance with FAS No. 121, it was determined that an impairment charge was required. The impairment charge reduced the carrying value of goodwill on our balance sheet related to the Magazine Fulfillment and Wood Manufacturing groups to zero.

Interest Expense

Interest and related expenses are primarily due to our significant debt instruments, which consisted of our former revolving line of credit with Bank of America, our former credit facilities with Congress Financial, our Industrial Revenue Bonds related to our Rockford, Illinois manufacturing facility and debt to prior owners of Interlink.

Interest expense increased from fiscal 2002 to fiscal 2003 due to the acquisition of Interlink and the assumption of its related bank debt.

Other Income (Expense)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

Other income in fiscal 2003 related primarily to the favorable settlement of an outstanding liability.

Income Tax Expense (Benefit)

The effective income tax rate for fiscal 2003 and 2002 was 6.3% and 0.7%, respectively.

The difference in fiscal 2003 between the effective tax rate and the statutory rate related to the realization of a portion of the net operating loss carry-forwards acquired with our acquisition of Interlink that was fully reserved at the end of fiscal 2002.

The difference in fiscal 2002 between the effective tax rate and the statutory rate related to the asset impairment charge of goodwill that was not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of cash include receipts from our customers and borrowings under our credit facilities.

Our primary cash requirements for the Magazine Fulfillment group consist of the cost of magazines and the cost of freight, labor and facility expense associated with our distribution centers.

Our primary cash requirements for the In-Store Services group consist of the cost of raw materials, labor, and factory overhead incurred in the production of front-end displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim. We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Wood Manufacturing group consist of the cost of raw materials, the cost of labor, and factory overhead incurred in the manufacturing process.

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance not allocated to the operating groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of January 31, 2004 (in thousands).

                                                       Payments Due by Period
                                       -----------------------------------------------
                                                   Less
                                                   Than      1-3       4-5     After 5
                                        Total     1 year    Years     Years     Years
                                       -------   -------   -------   -------   -------
Debt obligations                       $35,600   $ 4,059   $31,494   $    47   $     -
Operating leases                        38,707     5,816     8,298     6,421    18,172
                                       -------   -------   -------   -------   -------
Total contractual cash obligations     $74,307   $ 9,875   $39,792   $ 6,468   $18,172
                                       =======   =======   =======   =======   =======

The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                                             Notional amount expiration by period
                                       -----------------------------------------------
                                                   Less
                                                   Than      1-3       4-5     After 5
                                        Total     1 year    Years     Years     Years
                                       -------   -------   -------   -------   -------
Financial standby letters of credit    $ 4,024   $ 4,024    $   -     $   -     $   -
                                       -------   -------    -----     -----     -----
Total commercial commitments             4,024     4,024        -         -         -
                                       =======   =======    =====     =====     =====


OPERATING CASH FLOW

Net cash provided by (used by) operating activities was $12.3, $20.6, and $(1.6) million for the fiscal years 2004, 2003 and 2002, respectively.

Operating cash flows in fiscal 2004 were primarily from net income ($10.0 million), plus non-cash charges including depreciation and amortization ($4.1 million) and provisions for losses on accounts receivable ($1.8 million), a decrease in accounts receivable ($0.5 million) and a decrease in other current and non-current assets ($2.0 million). These cash providing activities were offset by an increase in inventory ($1.3 million), and a decrease in accounts payable and accrued expenses other current and non-current liabilities ($5.7 million).

Accounts receivable and accounts payable balances were impacted by the inception of the magazine export business, which had trade receivable of $14.2 million and trade payables of $10.0 million at January 31, 2004. The magazine export agreement allowed us to become a leading exporter of domestic titles to foreign wholesalers and domestic brokers who transport the product overseas. The fiscal year includes eleven months of operations from this business and only eight months of cash collections due to standard payment terms of at least 90 days, which is typical in the industry.

Accounts receivable related to our domestic magazine distribution businesses decreased $2.6 million primarily due to the increase in the sales return reserve partially offset by the growth in trade receivables as a result of higher distribution levels. Inventories for this business increased $1.7 million primarily to support higher distribution levels.

Accounts receivable in our front-end fixture manufacturing and claim filing services decreased $6.7 million due to both better collection procedures as well as the lower revenue base.

Operating cash flow in fiscal 2003 was primarily from net income ($7.3 million), adding back non-cash charges such as depreciation and amortization ($3.3 million) and provisions for losses on accounts receivable ($2.0 million) and a significant decrease in accounts receivable ($17.6 million). These cash providing activities were offset by a significant reduction in accounts payable ($9.7 million).

The decrease in accounts receivable relates primarily to a significant decrease in receivables related to front-end fixture programs, which were at unusually high levels at January 31, 2002 and subsequently collected in the first quarter of fiscal 2003.

The decrease in receivables related to front-end fixture programs relates primarily to the timing of payments by significant participants of cost-shared front-end fixture programs. Our year-end balance at January 31, 2002 was inflated by the significantly higher revenue in the third quarter of fiscal 2002 that was, for the most part, collected in the first quarter of fiscal 2003.

Improved cash flow and profits in our Magazine Distribution group allowed for a significant reduction in accounts payable ($13.0 million of the total decrease). We believe that this decrease was necessary to bring us within payment terms with all our publishers, which has significantly improved our relationship with the publishing community and allowed us to expand our business with those publishers.

Negative operating cash flow in fiscal 2002 was $1.6 million despite a net loss of $72.9 million. The difference related to significant non-cash charges including depreciation and amortization ($7.8 million), provisions for losses on accounts receivable ($2.8 million) and an asset impairment charge ($78.1 million). In addition to the non-cash charges we also experienced a significant increase in accounts payable ($23.1 million), which increased cash flow from operations. This increase related to our recently purchased Interlink subsidiaries and an increase in the average days outstanding to our vendors. These increases were offset by a significant increase in accounts receivable ($36.9 million) and inventories ($3.2 million). The increase in accounts receivable was attributable to both the purchase of the Interlink companies and a significant amount of third quarter wire manufacturing revenues not collected until the first quarter of fiscal 2003.

INVESTING CASH FLOW

Net cash (used in) investing activities was $(9.5), $(12.8) and $2.3 million in fiscal 2004, 2003 and 2002, respectively.

In fiscal 2004, cash used in investing activities related to capital expenditures of $2.1 million, which primarily related to our relocation to Florida and expansion of our distribution facility in Harrisburg,

Pennsylvania, and $2.4 million of payments related to acquisition of the customer lists under the import and export agreement. Our advance pay program generated net cash flow of $1.8 million in fiscal 2004. The Company also advanced to the prior operator of our export distribution business $6.8 million. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. This balance had decreased to approximately $3.0 million at March 31, 2004.

In fiscal 2003, cash used in investing activities related to capital expenditures of $4.4 million, which related primarily to our relocation to Florida, the acquisition of Innovative Metal Fixtures ($2.0 million of a total purchase price of approximately $2.6 million; the remaining portion consisting of a note payable to the former owner) and a payment under a magazine import agreement ($2.0) million) related to the domestic distribution of foreign titles. Our advance pay program used net cash flow of $4.4 million.

In fiscal 2002, cash used in investing activities related to the acquisition of Interlink totaling $13.7 million and capital expenditures of $3.7 million. Cash from investing activities included $3.5 million from the sale of software. Our advance pay program provided net cash flow of $16.0 million. The unusually high cash flow from the advance pay program was due to improvement in the collection process.

The faster collection cycle for our claim receivables resulted from providing publishers with the claim information in an electronic format allowing for quicker processing. As a result of this new process, claims outstanding related to our Advance Pay program decreased compared to the prior fiscal year-end, without a significant decrease in either the number or amount of claims filed.

Our borrowing agreements limit the amount of our capital expenditures in any fiscal year.

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our wire manufacturing business, and the payment cycle of the magazine distribution business. Because the magazine distribution business and Advance Pay program cash requirement peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 90 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over the next 90 days as the cash is collected on the related claims.

The wire manufacturing business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these fixture programs are generally collected from all participants within 120 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the wire fixtures and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Within our magazine distribution business, our significant customers pay weekly, and we pay our suppliers monthly. As a result, funding requirements peak at the end of the month when supplier payments are made and decrease over the course of the next month as our receivables are collected.

Net cash (used in) provided by financing activities was $(3.4), (5.2), and $1.2 million in fiscal 2004, 2003 and 2002, respectively.

In fiscal 2004, cash used in financing activities related to our various credit facilities included net repayments under revolving credit facilities of $27.7 million, payments of notes payable of $6.0 million and proceeds from the issuance of notes payable of $20.0 million. The exercise of employee stock options generated $2.8 million in proceeds. Outstanding checks increased $7.5 million as our new consolidated financing facility allowed for more efficient cash management.

In fiscal 2003, cash used in financing activities related to our various credit facilities included net repayment under revolving credit facilities of $7.7 million and repayments of notes payable of $2.8 million. In addition, we repaid approximately $1.0 million of various notes outstanding to the prior owners of acquired companies. Outstanding checks increased $6.6 million relating to the timing of our payments to retailers under the Advance Pay program. At January 31, 2003, we had completed the filing of the quarterly rebate claims and had just processed a large number of payments, which was not the case at the end of 2002.

In fiscal 2002, cash provided by financing activities related to borrowing under our revolving credit facility totaling $5.7 million. These borrowing were partially offset by a $4.6 million reduction of checks issued and outstanding at January 31, 2002 compared to 2001. This amount is driven primarily by the timing of our Advance Pay program, which requires significant cash outflows near our fiscal year-end.

DEBT

At January 31, 2004, our total debt obligations were $35.6 million, excluding outstanding letters of credit, a decrease of $10.6 million from the prior year. During fiscal 2004, we replaced our two existing credit facilities with Bank of America and Congress Financial with a new credit facility with Wells Fargo Foothill and a subordinated note payable to Hilco Capital.

Debt consists of our revolving credit facility with Wells Fargo Foothill that we use to fund our short-term financing needs, long-term notes to Wells Fargo Foothill and Hilco Capital, amounts owed related to the magazine import agreement, and a note payable to the former owners of an acquired company.

On October 30, 2003, we entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables us to borrow up to $45.0 million under a revolving credit facility and provides a $5.0 million term note payable. The credit agreement expires on October 30, 2006.

Borrowings under the revolving credit facility bear interest at a rate equal to the primate rate (4.0% at January 31, 2003) plus up to 0.5% based on an availability calculation and carries a facility fee of -1/4% per annum on the difference between $45 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letters of credit.

Availability under the revolving facility is limited by a borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $17.5 million at January 31, 2004.

The term note payable bears interest at a rate equal to the prime rate (4.0% at January 31, 2004) plus 2.5%. The note is payable in equal principal installments of $83 thousand per month plus current interest. The terms of the note require accelerated prepayment if certain events occur which generate cash outside of the normal course of business including such things as the sale of a significant asset or proceeds from stock sales.

On October 30, 2003, we entered into a credit agreement with Hilco Capital. The note payable has a face value of $15 million and has been recorded net of the original issuance discount related to the fair value of warrants issued concurrently with the note. The note payable bears current interest at a rate equal to the greater of the prime rate (4.0% at January 31, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement on October 30, 2006.

Under the credit agreements, we are required to maintain a specified minimum level of EBITDA and compliance with specified fixed charge coverage and debt to EBITDA ratios. In addition, we are prohibited, without consent from our lenders, from:

         - incurring or suffering to exist additional indebtedness or liens on our assets,

         - engaging in any merger, consolidation, acquisition or disposition of assets or other fundamental corporate change,

         -        permitting a change of control of our company,

         - paying any dividends or making any other distribution on capital stock or other payments in connection with the purchase, redemption, retirement or acquisition of capital stock,

         -        changing our fiscal year or methods of accounting, and

         - making capital expenditures in excess of $2.8 million during fiscal year 2005 and $3.4 million during fiscal year 2006 and each subsequent fiscal year.

We were in compliance with each of these financial and operating covenants at January 31, 2004.

Amounts owed related to the magazine export agreement consist of 12 quarterly payments of $350 thousand beginning in January 2004.

A note payable in the principal amount of $1.6 million to the previous owner of an acquired company is past due and is being disputed under the conditions of the acquisition agreement. We received a favorable arbitration ruling during the fourth quarter, which lowered the amount owed from the prior fiscal year. Subsequent to year-end, we settled the remaining note payable and interest accrued thereon for $1.6 million.

Subsequent to year-end, we completed a sale of 3.8 million shares of our common stock. The proceeds ($41.1 million after the underwriting discount but before related expenses) from the sale were utilized to repay the term loan portion of the Wells Fargo Foothill credit facility as well as pay-off all but a nominal amount of the Hilco Capital note payable. The remaining balance was utilized to pay down the outstanding balances under the revolving credit facility and increase our cash reserves by approximately $15 million.

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

Taxes on Earnings

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to increase or decrease valuation allowances against our deferred tax assets resulting in additional income tax expenses or benefits.

Goodwill

We evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

We have adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a permanent write-down of goodwill.

We will continue to evaluate our goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates, we may incur a future charge for impairment of goodwill.

Long-lived Assets

With the exception of goodwill, long-lived assets such as intangibles and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual dispositions is less than their carry a mount. Impairment, if any, if assessed using discounted cash flows. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in developing the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. The provisions of FIN 46 were effectively immediately for those variable interest entities created after January 31, 2003. The provision, as amended December 2003, are effective immediately for those variable interest entities held prior to February 1, 2003 that are considered to be special purpose entities. The provisions, as amended, are to be applied no later than the end of the first reporting period that ends after March 15, 2004 for all other variable interest rate entities held prior to February 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates to credit facilities with Wells Fargo Foothill and a note payable to Hilco Capital. See "--- Liquidity and Capital Resources --- Debt"

The revolving credit facility with Wells Fargo Foothill has an outstanding principal balance of approximately $11.7 million at January 31, 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.0% at January 31, 2004) plus a margin specified in the credit agreement (0.25% at January 31, 2004, 0.0% at February 1, 2004).

The term note payable with Wells Fargo Foothill has an outstanding principal balance of $4.1 million as of January 31, 2004. Interest on the outstanding balance is charged based on a variable interest rate related to prime rate (4.0% at January 31, 2004) plus 2.5%.

The note payable with Hilco Capital has a principal amount payable at maturity of $15.0 million as of January 31, 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.0% at January 31, 2004) plus 7.75% as specified in the credit agreement.

Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates.

In March 2004, we utilized the proceeds from a sale of our common stock to pay-down all but a nominal amount of the Hilco Capital Note Payable, repay the term note portion of the Wells Fargo Foothill credit facility, and repaid all outstanding balances owed under the revolving credit partition of the Wells Fargo Foothill credit facility.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $5.5 million, which represented 1.7% of our revenues for the fiscal 2004. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of foreign titles (or sale to domestic brokers who facilitate the export) totaled $32.0 million for fiscal year 2004 or 9.6% of total revenues. For the most part, our export revenues are denominated in dollars and the foreign wholesaler is subject to foreign currency risks. Distribution net of actual returns, excluding estimates for future returns, totaled $5.9 million (of a total $52.5 million) and was concentrated primarily in Australian dollars. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price due to a decline in the local currency relative to the dollar could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution related to imported titles, net of actual returns, excluding estimates for future returns, totaled approximately $39.9 million (of a total $216.1 million or 18.5%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pound sterling. In the instances where we buy in the foreign currency, we have the ability to set the domestic cover price, which allows us to control the foreign currency risk. These titles are generally priced significantly higher then their domestic counterparts, are considered somewhat of a luxury item, and demand is not highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher cover prices and have a significant impact on the sales of these magazines at retail and on our results of operations.

We do not conduct any significant hedging activities related to foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included herein as a separate section of this report which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to provide assurance that the information concerning us and our consolidated subsidiaries, which is required to be included in our reports and statements filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission

In addition, there were no changes in our internal controls over financial reporting identified in connection with the above-mentioned evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we have not identified any significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.

We restated our financial statements during 2004 to reflect adjustments resulting from the revision of our accounting treatment of revenues derived from our rebate claim filing services and cash flows from our Advance Pay Program.
In light of this restatement, our management, with the participation of our principal executive officer and principal financial officer, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of March 3, 2004. Based on this evaluation, our management, including our principal executive officer and financial officer, concluded that the prior conclusion was correct, and that our disclosure controls and procedures were effective. We have not designed or implemented any changes to our disclosure controls and procedures as a result of the restatement or the March 3, 2004 evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information under the captions "Election of Directors", "Executive Officers", "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics", contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders to be held on July 14, 2004 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 with respect to the compensation of our chief executive officer and the four other most highly compensated executive officers is incorporated by reference from the information under the caption "Compensation of Executive Officers" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 with respect to the security ownership of our management and significant shareholders is incorporated by reference from the information under the caption "Security Ownership of Directors, Executive Officers and Principal Shareholders" contained in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, at January 31, 2004, certain information concerning our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                                                      (c)
                                                                            Number of securities
                                                                          remaining available for
                                  (a)                      (b)             future issuance under
                        Number of securities to     Weighted-average        equity compensation
                        be issued upon exercise     exercise price of         plans (excluding
                        of outstanding options,   outstanding options,    securities reflected in
    Plan Category         warrants and rights      warrants and rights          column (a))
---------------------   -----------------------   --------------------    -----------------------
Equity compensation
plans approved by
security holders                 4,060,284                   $7.28                    22,561

Equity compensation
plans not approved by
security holders (1)               840,750                   $6.07                       -0-
                                 ---------                   -----                    ------
Total                            4,901,034                   $7.07                    22,561
                                 =========                   =====                    ======

(1) Represents options and warrants issued to executive and non-executive employees as an inducement to accept employment with the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 with respect to certain relationships and transactions is incorporated by reference from the information under the caption "Certain Business Relationships and Transactions" contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 with respect to fees billed for services rendered by our principal accountant is incorporated by reference from the information under the caption "Fees Paid to Independent Auditors" contained in the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements:

         Report of Independent Certified Public Accountants

         Consolidated balance sheets - January 31, 2004 and 2003

         Consolidated statements of operations - years ended January 31, 2004, 2003 and 2002

         Consolidated statements of stockholders' equity - years ended January 31, 2004, 2003 and 2002

         Consolidated statements of cash flows - years ended January 31, 2004, 2003 and 2002

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

         3. Exhibits.

         See Exhibit Index.

(b)      Reports on Form 8-K.

         On March 3, 2004, we filed a Current Report on Form 8-K disclosing the restatement of our financial statements for each of the three fiscal years ended January 31, 2003, 2002 and 2001, and the three- and nine-month periods ended October 31, 2003 and 2002 and attaching a copy of the press release announcing such restatement.

         On December 11, 2003, we filed a Current Report on Form 8-K disclosing our results of operations for our third fiscal quarter ended October 31, 2003 and attaching a copy of the press release announcing such results.

         On November 5, 2003, we filed a Current Report on Form 8-K disclosing our execution and funding of secured credit facilities with Wells Fargo Foothill and Hilco Capital and attaching a copy of the press release announcing such transaction.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

                                                SOURCE INTERLINK COMPANIES, INC.
                                                         (registrant)

                                                        /s/ Marc Fierman
                                                --------------------------------
                                                           Marc Fierman
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2004.

               SIGNATURE                                      TITLE
         /s/ S. Leslie Flegel              Chairman, Chief Executive Officer
-------------------------------------      and Director (principal executive officer)
           S. Leslie Flegel

          /s/ James R. Gillis              President, Chief Operating Officer
-------------------------------------      and Director
            James R. Gillis

           /s/ Marc Fierman                Chief Financial Officer
-------------------------------------      (principal financial and accounting officer)
             Marc Fierman

          /s/ Robert O. Aders              Director
-------------------------------------
            Robert O. Aders

        /s/ Harry L. Franc III             Director
-------------------------------------
          Harry L. Franc III

          /s/ Aron S. Katzman              Director
-------------------------------------
            Aron S. Katzman

          /s/ Allan R. Lyons               Director
-------------------------------------
            Allan R. Lyons

          /s/Randall S. Minix              Director
-------------------------------------
           Randall S. Minix

        /s/Kenneth F. Teasdale             Director
-------------------------------------
          Kenneth F. Teasdale

                        SOURCE INTERLINK COMPANIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
Audited Consolidated Financial Statement of Source Interlink Companies, Inc.

The Report of the Independent Certified Public Accountants                                                        F-2

Consolidated Balance Sheets at January 31, 2004 and 2003                                                          F-3

Consolidated Statements of Operations for the three years in the period ended January 31, 2004                    F-5

Consolidated Statements of Stockholders' Equity for the three years in the period ended January 31, 2004          F-6

Consolidated Statements of Cash Flows for the three years in the period ended January 31, 2004                    F-7

Notes to Consolidated Financial Statements                                                                        F-8

The Report of the Independent Certified Public Accountants

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited the consolidated balance sheets of Source Interlink Companies, Inc. as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc. at January 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, effective February 1, 2002.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 12, 2004

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

January 31,                                                  2004         2003
                                                             ----         ----
ASSETS

CURRENT ASSETS
      Cash                                                $   4,963    $   5,570
      Trade receivables (Note 3)                             41,834       44,108
      Purchased claims receivable                             5,958        7,761
      Inventories (Note 4)                                   17,241       15,912
      Income tax receivable                                   2,067        6,883
      Deferred tax asset (Note 10)                            2,915        2,342
      Advances under magazine export agreement (Note 2)       6,830            -
      Other                                                   2,536        2,051
                                                          ---------    ---------
TOTAL CURRENT ASSETS                                         84,344       84,627
                                                          ---------    ---------

Property, plants and equipment (Note 5)                      29,145       27,671
Less accumulated depreciation and amortization              (10,582)      (7,532)
                                                          ---------    ---------
NET PROPERTY, PLANTS AND EQUIPMENT                           18,563       20,139
                                                          ---------    ---------
OTHER ASSETS

      Goodwill, net (Note 7)                                 45,307       44,750
      Intangibles, net (Note 6)                               7,931        2,047
      Deferred tax asset (Note 10)                              908          947
      Other                                                   7,048        4,729
                                                          ---------    ---------
TOTAL OTHER ASSETS                                           61,194       52,473
                                                          ---------    ---------
                                                          $ 164,101    $ 157,239
                                                          ---------    ---------

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

January 31,                                                                              2004         2003
                                                                                         ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Checks issued against future advances on revolving credit facility               $  14,129    $   6,611
     Accounts payable and accrued expenses, net of allowance for returns of $57,842
     and $32,065 at January 31, 2004 and 2003, respectively                              44,741       50,119
     Deferred revenue                                                                     1,680        2,177
     Other                                                                                  317           24
     Current maturities of debt (Note 8)                                                  4,059       29,215
                                                                                      ---------    ---------
TOTAL CURRENT LIABILITIES                                                                64,926       88,146
Debt, less current maturities (Note 8)                                                   31,541       17,026
Other                                                                                       560        1,148
                                                                                      ---------    ---------
TOTAL LIABILITIES                                                                        97,027      106,320
                                                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS' EQUITY

Contributed Capital:

     Preferred Stock, $.01 par  (2,000 shares authorized; none issued)                        -            -
     Common Stock, $.01 par  (40,000 shares authorized; 18,991 and 18,363 shares
     issued)                                                                                190          184
     Additional paid-in-capital                                                         102,297       97,338
                                                                                      ---------    ---------
     Total contributed capital                                                          102,487       97,522
Accumulated deficit                                                                     (35,778)     (45,826)
Accumulated other comprehensive (loss):
    Foreign currency translation                                                            932         (210)
                                                                                      ---------    ---------
                                                                                         67,641       51,486

Less:  Treasury Stock (100 shares at cost)                                                 (567)        (567)
                                                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                               67,074       50,919
                                                                                      ---------    ---------
                                                                                      $ 164,101    $ 157,239
                                                                                      =========    =========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

Fiscal year ended January 31,                                 2004         2003         2002
                                                            ---------    ---------    ---------
Revenues                                                    $ 333,134    $ 290,894    $ 238,923
Costs of revenues                                             244,755      216,483      176,357
                                                            ---------    ---------    ---------
Gross profit                                                   88,379       74,411       62,566
Selling, general and administrative expense                    52,642       46,564       38,978
Fulfillment freight                                            16,381       14,721        7,931
Relocation expenses                                             1,730        1,926            -
Amortization of goodwill (Note 7)                                   -            -        5,424
Goodwill impairment charge (Note 7)                                 -            -       78,126
                                                            ---------    ---------    ---------
Operating income (loss)                                        17,626       11,200      (67,893)
                                                            ---------    ---------    ---------
Other income (expense)
            Interest expense                                   (3,647)      (3,765)      (3,338)
            Other                                                (316)         514       (2,339)
                                                            ---------    ---------    ---------
Total other income (expense)                                   (3,963)      (3,251)      (5,677)
                                                            ---------    ---------    ---------
Income (loss) before income taxes                              13,663        7,949      (73,570)
Income tax expense (benefit)  (Note 10)                         3,615          611         (705)
                                                            ---------    ---------    ---------
Net income (loss)                                           $  10,048    $   7,338    $ (72,865)
                                                            ---------    ---------    ---------

Earnings per share - basic                                  $    0.54    $    0.40    $   (4.07)
Earnings per share - diluted                                     0.51         0.40        (4.07)

Weighted average of shares outstanding - basic (Note 9)        18,476       18,229       17,915
Weighted average of shares outstanding - diluted (Note 9)      19,866       18,478       17,915
                                                            ---------    ---------    ---------

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (in thousands)

                                                                 Retained        Other
                                                  Additional     Earnings    Comprehensive                            Total
                                  Common Stock    Paid - in    (Accumulated     Income          Treasury Stock    Stockholders'
                                Shares   Amount     Capital      Deficit)       (Loss)         Shares   Amount        Equity
                                ------  --------  ----------   ------------  -------------     ------  --------   --------------
Balance, January 31, 2001       18,372  $    183  $   97,773    $   19,701    $    (1,420)     1,117   $ (6,447)  $      109,790

Net loss                                                          (72,865)                                               (72,865)
Foreign currency
translation                                                                          (306)                                  (306)
Loss on marketable
security included in net
income                                                                              1,339                                  1,339
                                                                                                                  --------------
Comprehensive loss                                                                                                       (71,832)
                                                                                                                  --------------
Issuance of common stock           980        10       5,439                                                               5,449
Exercise of stock options           57         1         147                                                                 148
Purchase of treasury stock                                                                         9        (39)             (39)
Other                                6         -          27                                                                  27
                                ------  --------  ----------    ----------      ---------      -----   --------   --------------
Balance, January 31, 2002       19,415       194     103,386       (53,164)          (387)     1,126     (6,486)          43,543

Net income                                                           7,338                                                 7,338
Foreign currency
translation                                                                           177                                    177
                                                                                                                  --------------
Comprehensive income                                                                                                       7,515
                                                                                                                  --------------
Issuance of common stock
in exchange for services            46         1         216                                                                 217
Exercise of stock options           17         -          76                                                                  76
Exercise of warrants                11         -          32                                                                  32
Purchase of treasury stock                                                                       100       (464)            (464)
Retirement of treasury
stock                           (1,126)      (11)     (6,372)                                 (1,126)     6,383                -
                                ------  --------  ----------    ----------      ---------      -----   --------   --------------
Balance, January 31, 2003       18,363       184      97,338       (45,826)          (210)       100       (567)          50,919

Net income                                                          10,048                                                10,048
Foreign currency
translation                                                                         1,142                                  1,142
                                                                                                                  --------------
Comprehensive income                                                                                                      11,190
                                                                                                                  --------------
Exercise of stock options          624         6       2,820                                                               2,826
Tax benefit from stock
options exercised                                        924                                                                 924
Original issuance discount
of note payable from
warrants                                                 936                                                                 936
Other                                4         -         279                                                                 279
                                ------  --------  ----------    ----------      ---------      -----   --------   --------------
Balance, January 31, 2004       18,991  $    190  $  102,297    $  (35,778)   $       932        100   $   (567)  $       67,074
                                ======  ========  ==========    ==========    ===========      =====   ========   ==============

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

Years ended January 31,                                                2004         2003         2002
                                                                     ---------    ---------    ---------
OPERATING ACTIVITIES
     Net income (loss)                                               $  10,048    $   7,338    $ (72,865)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                    4,084        3,301        7,815
        Provision for losses on accounts receivable                      1,819        2,023        2,824
        Deferred income taxes                                             (534)      (1,178)      (2,321)
        Deferred revenue                                                  (497)        (320)        (855)
        Loss on sale of security                                             -            -        3,500
        Asset impairment charge                                              -            -       78,126
        Tax benefit from stock options exercised                           924            -            -
        Other                                                            1,047         (288)         581
        Changes in assets and liabilities (excluding business
        acquisitions):
            Decrease (increase) in accounts receivable                     455       17,619      (36,851)
            (Increase) decrease in inventories                          (1,329)       1,200       (3,227)
            Decrease (increase) in other current and non-current
            assets                                                       1,952          614       (1,476)
            (Decrease) increase in accounts payable and other
            liabilities                                                 (5,673)      (9,675)      23,147
                                                                     ---------    ---------    ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         12,296       20,634       (1,602)
                                                                     ---------    ---------    ---------

INVESTMENT ACTIVITIES

     Capital expenditures                                               (2,113)      (4,429)      (3,711)
     Purchase of claims                                                (81,341)     (79,789)     (85,888)
     Payments received on purchased claims                              83,144       75,396      101,886
     Advances under magazine export agreement                           (6,830)           -            -
     Payments under magazine import agreement                           (1,000)      (2,000)           -
     Payments under magazine export agreement                           (1,400)           -            -
     Acquisition of The Interlink Companies, Inc., net of cash
     acquired                                                                -            -      (13,677)
     Acquisition of Innovative Metal Fixtures, Inc.                          -       (2,014)           -
     Proceeds from the sale of fixed assets                                  -            -        3,495
     Other                                                                   -            -          165
                                                                     ---------    ---------    ---------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (9,540)     (12,836)       2,270
                                                                     ---------    ---------    ---------

FINANCING ACTIVITIES

     Increase (decrease) in checks issued against revolving credit
     facilities                                                          7,518        6,611       (4,575)
     (Repayments) Borrowings under credit facilities                   (27,733)      (7,667)       5,656
     Payments of notes payable                                          (5,974)      (3,758)           -
     Borrowing under notes payable                                      20,000            -            -
     Proceeds from the issuance of common stock                          2,826          108          148
     Purchase of treasury stock                                              -         (465)         (39)
                                                                     ---------    ---------    ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (3,363)      (5,171)       1,190
                                                                     ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                                               (607)       2,627        1,858
CASH, beginning of period                                                5,570        2,943        1,085
CASH, end of period                                                  $   4,963    $   5,570    $   2,943
                                                                     ---------    ---------    ---------

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Source Interlink Companies, Inc. (the Company) and its subsidiaries distribute magazines direct to specialty retailers, design, manufacture, install and remove retail fixtures located at the check-out lane, manage retailers' claims for rebates with magazine publishers, provide access to a comprehensive database of point-of-sale data to retailers and product managers, and manufacture high-end wood retail display fixtures.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Source Interlink Companies, Inc. and its wholly-owned subsidiaries (collectively, the Company) as of the date they were acquired. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Magazine Fulfillment

Revenues from the sale of magazines the Company distributes are recognized at the time of delivery less allowances for estimated returns. Revenues from the sale of magazines to wholesalers that are not shipped through our distribution centers are recognized at the later of notification from the shipping agent that the product has been delivered or the on-sale date of the magazine. The Company records a reduction in revenue for estimated magazine sales returns and a reduction in cost of sales for estimated magazine purchase returns. Estimated returns are based on historical sell-through rates.

Fulfillment & Return Processing Services

Revenues from performing fulfillment and return processing services are recognized at the time the service is performed. The Company is generally compensated on either a per-copy or per-pound basis based on a negotiated price or a cost plus model.

Rebate Claim Filing

Revenues from the filing of rebate claims with publishers on behalf of retailers are recognized at the time the claim is paid. The revenue recognized is based on the amount paid multiplied by our commission rate. The Company has developed a program (the "advance pay" program) whereby the Company will advance the claimed amount less applicable commissions to the retailers and collect the entire amount claimed from publishers for our own accounts. The Company accounts for the advance as a purchase of a financial asset and records a receivable at the time of purchase.

Information Products

Revenues from information product contracts are recognized ratably over the subscription term, generally one year.

Custom Display Manufacturing

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories for the Magazine Fulfillment segment are valued at the lower of cost or market. Magazine inventory cost is determined by the last-in, first-out ("LIFO") method. The effect of the LIFO reserve at January 31, 2004 on the balance sheet and the income statement is insignificant.

PROPERTY, PLANTS & EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting over the estimated useful lives as follows:

      Asset Class                        Life
      -----------                        ----
Buildings                              40 years
Machinery and equipment               5-7 years
Vehicles                              5-7 years
Furniture and fixtures                5-7 years
Computers                             3-5 years

Leasehold improvements are amortized over the shorter of the useful life of the asset or the life of the lease.

GOODWILL

Prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the excess of the purchase price over the estimated fair value of net assets acquired was accounted for as goodwill and was amortized on a straight-line basis based on a 15 to 20 year life. The amortization period was based on the nature of the business acquired, its industry, and the long-standing relationships with core customers. In accordance with SFAS 142, goodwill is no longer amortized and is now tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill relates entirely to the In-Store Services segment, which consists of acquired rebate claim filing and wire manufacturing operations. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. Fair value of the operating unit is determined based on a combination of discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. For goodwill valuation purposes only, the fair value of the operating segment is allocated to the assets and liabilities of the operating segment to arrive at an implied fair value of goodwill, based upon known facts and circumstances as if the acquisition occurred currently. The difference between the carrying value and the estimated fair value of the goodwill would be recognized as an impairment loss.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

The Company currently amortizes intangible assets, other than goodwill, over the estimated useful life of the asset ranging from 10 to 15 years. When appropriate, the Company commissions an independent expert to advise the Company on the useful life.

DEFERRED FINANCING FEES

Deferred financing fees are capitalized and amortized over the life of the credit facility and are included in other long-term assets.

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

The Company uses a derivative to hedge variable interest rate exposure related to its Bank of America credit facility. To achieve hedge accounting, the criteria specified in FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" must be met. FAS 133 requires all derivatives, whether designated for hedging relationships or not, to be recorded on the balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract has been designated and qualifies for hedge accounting. The Company's derivative did not qualify for hedge accounting and any changes in fair value are recorded on the statement of operations.

CONCENTRATIONS OF CREDIT RISK

The Company has significant concentrations of credit risk in its Magazine Fulfillment, In-Store Services and Wood Manufacturing segments. If the Company experiences a significant reduction in business from its clients, the Company's results of operations and financial condition may be materially and adversely affected. The Company aggregates customers with a common parent when calculating the applicable percentages. For magazine distribution the Company calculates contribution to revenue based on the actual distribution and estimated sell-through based on the Company's calculated sales return reserve.

During fiscal 2004, two customers (Barnes and Noble, Inc. and Borders Group, Inc.) accounted for 50.6% (26.8% and 23.8%) of total revenues.

During fiscal 2003, these two customers accounted for 53.5% (27.7% and 25.8%) of total revenues.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2002, these two customers accounted for 46.3% (23.2% and 23.1%) of total revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides for potential uncollectible accounts receivable based on customer specific information and historical collection experience.

SHIPPING AND HANDLING CHARGES

Shipping and handling charges related to the distribution of magazines are not included in Cost of Revenues. Shipping and handling costs totaled approximately $16.4, $14.7 and $7.9 million in 2004, 2003 and 2002, respectively.

RELOCATION EXPENSES

During fiscal 2003 and 2004, the Company relocated its claims submission and fixture billing center, its Corporate Headquarters, and its Magazine Fulfillment administrative offices to its new facility in Bonita Springs, FL. The Company elected early adoption of FAS 146, "Accounting for Costs Associated with Exit of Disposal Activities" and accounted for the relocation in accordance with the guidance provided by FAS 146. FAS 146 requires recording costs associated with an exit or disposal activity at their fair values when a liability has been incurred.

During fiscal 2004, the Company incurred $1.7 million of expenses related to the relocations. These costs consist of reimbursement of $0.3 million for moving expenses, $1.2 million for severance payments and other costs.

During fiscal 2003, the Company incurred $1.9 million of expenses related to the relocations. These costs consist of reimbursement of $1.2 million for moving expenses, $0.2 million for severance payments and other costs.

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

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's two items of comprehensive income are foreign currency translation adjustments and in fiscal 2002 only a net unrealized holding loss on available-for-sale securities.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which requires the presentation of "basic" earnings per share, computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, and "diluted" earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt including credit facilities approximates fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the fiscal 2004, 2003 or 2002 net income
(loss) related to our stock option plans as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income (loss) per weighted average share had the Company adopted FAS No. 123 (in thousands except per share amounts):

                                             2004        2003        2002
                                           --------    --------    --------
Net income (loss)                          $ 10,048    $  7,338    $(72,865)
Stock compensation costs, net of tax         (1,330)     (2,191)     (1,788)
                                           --------    --------    --------
Adjusted net income (loss)                 $  8,718    $  5,147    $(74,653)
                                           --------    --------    --------
Weighted average shares, basic               18,476      18,229      17,915
Weighted average shares, diluted             19,866      18,478      17,915

Basic earnings per share - as reported     $   0.54    $   0.40    $  (4.07)
Diluted earnings per share - as reported       0.51        0.40       (4.07)

Basic earnings per share - pro-forma       $   0.47    $   0.28    $  (4.17)
Diluted earnings per share - pro-forma         0.44        0.28       (4.17)
                                           ========    ========    ========

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:


Year Ended January 31,        2004            2003            2002
                          -------------   -------------   -------------
Dividend yield                        0%              0%              0%
Expected volatility                0.50            0.50            0.60
Risk-free interest rate   2.16% - 2.58%   2.21% - 4.32%   3.27% - 4.78%

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. The provisions of FIN 46 were effectively immediately for those variable interest entities created after January 31, 2003. The provision, as amended December 2003, are effective immediately for those variable interest entities held prior to February 1, 2003 that are considered to be special purpose entities. The provisions, as amended, are to be applied no later than the end of the first reporting period that ends after March 15, 2004 for all other variable interest rate entities held prior to February 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

2.       BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

The Interlink Companies, Inc.

In a series of transactions occurring between February 21, 2001 and June 1, 2001, the Company acquired all of the stock of The Interlink Companies, Inc. ("Interlink") for cash totaling $13.7 million (including professional fees and net of cash acquired) and 980,025 shares of the Company's common stock, valued at the time of acquisition at $5.4 million. Interlink has various operating companies, including International Periodical Distributors, Inc. ("IPD"), a direct distributor of magazines, and Deyco, a specialty national magazine distributor.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $70.9 million.

Unaudited pro forma results of operations for 2002 for the Company and Interlink, assuming the acquisition took place on February 1, 2001, follows (in thousands):

                                                     2002
                                                     ----
Revenues                     As reported          $  238,923
                             Pro forma               299,543
Net Income (loss)            As reported            (72,865)

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     2002
                                                     ----
                             Pro forma              (84,522)

Earnings (loss) per share
    Basic                    As reported          $   (4.07)
    Basic                    Pro forma                (4.72)
    Diluted                  As reported              (4.07)
    Diluted                  Pro forma                (4.72)

Innovative Metal Fixtures, Inc.

In May, 2002, the Company (through its Aaron Wire subsidiary) acquired all of the assets of Innovative Metal Fixtures, Inc. for $2.6 million ($2.0 million in cash and $0.6 million in a note payable to the former owner). Innovative Metal Fixtures, Inc. manufactures wire and metal fixture displays from manufacturing facilities in Vancouver, British Columbia.

This transaction has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at fair market value. Results of operations have been included as of the effective date of the transaction. The purchase price exceeded the fair value of the assets acquired by approximately $2.0 million. The fair value of the assets acquired was allocated primarily to goodwill.

Magazine Import Agreement

In May, 2002, the Company entered into an agreement giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement calls for an initial payment of $2.0 million, $1.0 million in fiscal 2004 and additional contingent payments up to $2.5 million spread over the two years ended May 2005 based on the overall gross profit generated from the sale of these titles. Payments under this agreement are included in intangible assets and are being amortized over ten years, the term of the agreement.

Magazine Export Agreement

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a group of domestic magazine titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company's international sales of these titles. Guaranteed payments under this agreement were capitalized at inception and are included in intangible assets and are being amortized over fifteen years, the term of the agreement. The remaining guaranteed balances due under the agreement are included in Debt. Under the agreement, the Company agreed to pay the prior owner's outstanding trade payables out of the collections of the prior owner's outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection are to be settled at a future date. At January 31, 2004 payments in excess of collections amounted to $6.8 million. At March 31, 2004 this balance had decreased to $3.0 million.

3.       TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                                 2004       2003
                               --------   --------
Trade receivables              $112,504   $ 88,322

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 2004       2003
                               --------   --------

Allowances:
     Sales returns and other     66,102     38,289
     Doubtful accounts            4,568      5,925
                               --------   --------
                                 70,670     44,214
                               --------   --------
                               $ 41,834   $ 44,108
                               ========   ========

4.       INVENTORIES

Inventories consist of the following (in thousands):

                           2004      2003
                          -------   -------
Raw materials             $ 2,278   $ 2,413
Work-in-process             1,973     1,752
Finished goods:
      Fixtures                761     1,174
     Magazine inventory    12,229    10,573
                          -------   -------
                          $17,241   $15,912
                          =======   =======

In the event of non-sale, magazine inventories are generally returnable to the publishers for full credit.

5.       PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consist of the following (in thousands):

                                   2004      2003
                                  -------   -------
Land                              $   870   $   911
Buildings                           7,081     7,222
Leasehold improvements              1,419     1,190
Machinery and equipment             8,780     8,746
Vehicles                              332       344
Furniture and fixtures              3,722     3,247
Computers                           6,941     6,011
                                  -------   -------
Property, plants and  equipment   $29,145   $27,671
                                  =======   =======

6.       INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows (in thousands):

                                  2004       2003
                                 -------    -------
Amortizable intangible assets:

    Customer lists               $ 9,110    $ 2,483
    Accumulated amortization      (1,179)      (436)
                                 -------    -------
Intangibles, net                 $ 7,931    $ 2,047
                                 =======    =======

Amortization expense from intangible assets was $0.7, $0.2, and $0.1 million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for each of the five succeeding years is estimated to be (in thousands):

Fiscal year  Amount
-----------  ------
  2005        $750
  2006         716
  2007         691
  2008         687
  2009         684

7.       GOODWILL AMORTIZATION AND IMPAIRMENT CHARGE

For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three years ended January 31, 2004, adjusted to exclude goodwill amortization (in thousands, except per share data).

                                                 2004       2003        2002
                                              ----------  ---------   ---------
Reported net income                           $   10,048  $   7,338   $ 72,865)
Add back: Goodwill amortization, net of tax            -          -      4,842
                                              ----------  ---------   --------
Adjusted net income                           $   10,048  $   7,338   $ 68,023)
                                              ----------  ---------   --------
Reported earnings per share - basic           $     0.54  $    0.40   $  (4.07)
Reported earnings per share - diluted               0.51       0.40      (4.07)

Adjusted earnings per share - basic           $     0.54  $    0.40   $  (3.80)
Adjusted earnings per share - diluted               0.51       0.40      (3.80)
                                              ==========  =========   ========

In 2002, we recorded an asset impairment charge related to the carrying value of goodwill. The impairment charge resulted from a valuation commissioned by the Company under FAS 121. Management's reasonable and supportable estimates of expected future cash flows from our Magazine Fulfillment and Wood Manufacturing segments were less than the carrying amount of the goodwill. Accordingly, we reduced the carrying value of the goodwill for Interlink and Huck to fair value. Our estimate of fair value was determined by independent appraisal using customary valuation methodologies (including discounted cash flow and fundamental analysis). The valuation concluded that the fair values of these segments were less than the carrying amount of the assets associated with these segments by approximately $78.1 million.

The following table shows, by segment, the original goodwill net of accumulated amortization, the impairment charge and the resulting goodwill at January 31, 2002 (in thousands):

                                 Original      Impairment       Resulting
     Segment                     Goodwill        Charge         Goodwill
     -------                     --------      ----------       ---------
In-Store                          42,769              -          42,769
Wood manufacturing                 9,539          9,539               -
Magazine Fulfillment              68,587         68,587               -
                                  ------         ------          ------


The change in goodwill from January 31, 2003 to January 31, 2004 related to the goodwill of foreign subsidiaries and the resulting changes in foreign currency rates.

8.       DEBT

Debt consists of (in thousands):

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                2004      2003
                                                               -------   -------
Revolving Credit facility - Wells Fargo Foothill               $11,735   $     -
Note payable - Wells Fargo Foothill                              4,083         -
Note payable - Hilco Capital, net of $858
original issuance discount                                      14,142         -
Guaranteed payments under magazine import
agreements (Note 2)                                              3,850         -
Revolving credit facility - Bank of America                          -    26,611
Revolving credit facilities - Congress Financial Corporation         -    12,857
Industrial Revenue Bonds                                             -     4,000
Notes payable to former owners of acquired company,
currently being disputed by Company                              1,613     1,886
Other                                                              177       887
                                                               -------   -------
Debt                                                            35,600    46,241
Less current maturities                                          4,059    29,215
                                                               -------   -------
Debt, less current maturities                                  $31,541   $17,026
                                                               =======   =======

Wells Fargo Foothill Credit Facility

On October 30, 2003, the Company entered into a credit agreement with Wells Fargo Foothill, which expires October 30, 2006. The credit agreement enables the Company to borrow up to $45.0 million under a revolving credit facility and provides a $5.0 million note payable. The credit agreement is secured by all of the assets of the Company.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.0% at January 31, 2004) plus a margin up to 0.5% (the applicable margin was 0.25% at January 31, 2004) based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $45 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits.

The term note payable bears interest at a rate equal to the prime rate (4.0% at January 31, 2004) plus 2.5%. The note is payable in equal principal installments of $0.1 million per month plus current interest. Subsequent to year-end, the note payable was paid in full.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at January 31, 2004.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $17.5 million at January 31, 2004.

Hilco Capital Note Payable

On October 30, 2003, the Company entered into a credit agreement with Hilco Capital. The note bears a value at maturity of $15.0 million and has been recorded net of the original issuance discount. Upon the closing of the agreement, Hilco received a five year warrant to purchase up to 400,000 shares of the Company's common stock at $8.04 per share. The warrants were valued at $.9 million using a Black Scholes option pricing model. The value of

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these warrants was recorded as an original issuance discount to the term loan and will be amortized over the term of the loan using the effective interest method. The credit agreement is secured by a subordinated interest in the assets of the Company. The note is payable October 30, 2006 and can be prepaid without penalty at any earlier date.

The note payable bears current interest at a rate equal to the greater of the prime rate (4.0% at January 31, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement.

Under the note payable, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at January 31, 2004.

Bank of America and Congress Financial Credit Facilities

The Company utilized the proceeds from the Wells Fargo Foothill credit facilities and Hilco Capital note payable to repay the Bank of America and Congress Financial credit facilities. The early termination of these credit facilities resulted in a $0.9 million write-off of the unamortized balance of the related deferred financing fees.

Note Payable to Former Owner of Acquired Company

In connection with the acquisition of Interlink, the Company assumed debt to the former owners of IPD. The Company disputed the remaining amounts owed and commenced legal action requesting the court release the Company of any further obligation under these arrangements. The notes were due in fiscal 2003 and bear interest of 12%, which the Company continued to accrue pending the outcome of the litigation. The balance due under the notes payable decreased during the year due to a positive arbitration award regarding the disputed items. Subsequent to year-end, the Company and the former owner settled the notes payable, interest accrued thereon, and the indemnification claim by agreeing to pay a total of $1.6 million.

The aggregate amount of long-term debt maturing in each of the next five years is as follows (in thousands):

Fiscal year                                  Amount
-----------                                  ------
   2005                                    $   4,059
   2006                                        2,440
   2007                                       29,054
   2008                                           47

At January 31, 2004 and 2003, unamortized deferred financing fees were $2.6 and $0.3 million, respectively. Of the $2.6 million in deferred financing fees, $0.5 million related to the remaining unamortized closing fees on the Hilco Capital Note Payable, which the Company repaid all but a nominal amount subsequent to year-end.

9.       EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                             2004     2003     2002
                                                            ------   ------   ------
Weighted average number of common shares outstanding        18,476   18,229   17,915

Effect of dilutive securities:

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             2004     2003     2002
                                                            ------   ------   ------
   Stock options and warrants                                1,390      249        -
                                                            ------   ------   ------
Weighted average number of common shares outstanding - as
adjusted                                                    19,866   18,478   17,915
                                                            ======   ======   ======

Certain items were excluded from the dilution calculation for the following reasons (shares in thousands):

At January 31, 2004, options and warrants to purchase 817 and 26 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the option's and warrant's exercise price was greater than the average market price of the Company's common stock for 2004.

At January 31, 2003, options and warrants to purchase 3,484 and 234 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the option's and warrant's exercise prices was greater than the average market price of the Company's common stock for 2003.

At January 31, 2002, options and warrants to purchase 4,326 and 262 shares of common stock, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive due to the Company's net loss.

10.      INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of operations consists of the following components (in thousands):

                                      2004       2003       2002
                                     -------    -------    -------
Current

    Federal                          $ 3,232    $ 1,108    $   969
    State                                435        195        216
    Foreign                              482        485        431
                                     -------    -------    -------
Total current                          4,149      1,788      1,616
                                     -------    -------    -------

Deferred

    Federal                             (708)    (1,028)    (1,853)
    State                                135       (181)      (422)
    Foreign                               39         32        (46)
                                     -------    -------    -------
Total deferred                          (534)    (1,177)    (2,321)
                                     -------    -------    -------
Total income tax expense (benefit)   $ 3,615    $   611    $  (705)
                                     =======    =======    =======

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rates for 2004, 2003 and 2002 (in thousands):

                                                   2004       2003        2002
                                                 -------    -------    --------
Income tax expense (benefit) at statutory rate   $ 4,782    $ 2,703    $(25,014)
Change in valuation allowance                     (3,208)    (2,109)          -
Non-deductible goodwill amortization                   -          -       1,266
Non-deductible goodwill impairment                     -          -      23,325
Non-taxable life insurance proceeds                    -          -        (714)
State income tax expense (benefit), net of
   federal income tax benefit                        371        403        (207)
Difference in foreign tax rates                     (104)      (142)        134

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   2004       2003        2002
                                                 -------    -------    --------
Other, net                                         1,774       (244)        505
                                                 -------    -------    --------
Income tax expense (benefit)                     $ 3,615    $   611    $   (705)
                                                 -------    -------    --------

Components of earnings (loss) before income taxes are as follows (in thousands):

                 2004       2003        2002
                -------   --------    --------
United States   $11,875   $  6,009    $(74,305)
Foreign           1,787      1,940         735
                -------   --------    --------
                $13,662   $  7,949    $(73,570)
                -------   --------    --------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

                                                  2004        2003
                                                --------    --------
Deferred tax assets
        Net operating loss carryforwards        $  5,030    $  6,037
        Allowance for doubtful accounts            1,777       1,870
        Goodwill                                   1,510       2,409
        Other                                        968       1,898
                                                --------    --------
                                                   9,285      12,214
Less: Valuation allowance                         (4,104)     (7,312)
                                                --------    --------
Deferred tax asset, net                            5,181       4,902
                                                --------    --------

Deferred tax liabilities

        Book/tax difference in capital assets      1,358       1,613
                                                --------    --------
Total deferred tax liabilities                     1,358       1,613
                                                --------    --------

Net deferred tax asset (Liability)                 3,823       3,289
                                                --------    --------

Classified as:

        Current asset (liability)                  2,915       2,342
        Long-term asset (liability)                  908         947
                                                --------    --------
Net deferred tax asset (liability)              $  3,823    $  3,289
                                                --------    --------

At January 31, 2004, the Company had net operating loss ("NOL") carryforwards of approximately $14,371 expiring as follows (in thousands):

Fiscal year     Amount
-----------     ------
    2018          190
    2019        2,940
    2020       11,241

Internal Revenue Service regulations limit the utilization of these net operating losses to approximately $1.2 million per year.

Valuation allowances exist on assets where there is uncertainty as to their eventual utilization. Valuation allowances relate to any NOL whose usage is limited by law.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      RELATED PARTY TRANSACTIONS

The Company purchased legal services from Armstrong Teasdale LLP totaling approximately $0.7, $0.5, and $0.8 million for the years ended January 31, 2004, 2003 and 2002, respectively. Mr. Kenneth Teasdale is Chairman of Armstrong Teasdale LLP and has served as a director on the Company's Board of Directors since March 2000.

12.      COMMITMENTS

Leases

The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.

Rent expense was approximately $5.9, $4.9, and $3.6 million for the years ended January 31, 2004, 2003 and 2002, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2004 (in thousands):

Year Ending January 31,        Amount
---------------------------------------
2005                          $   5,816
2006                              4,629
2007                              3,669
2008                              3,328
2009                              3,093
Thereafter                       18,172
                              $  38,707

13.      LITIGATION AND CONTINGENCIES

Litigation

The Company has pending certain legal actions and claims, which were incurred in the normal course of business, and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

14.      EMPLOYEE BENEFIT PLANS

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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Range of        Weighted
                                                 Number of       Exercise         Average
                                                 Options          Prices        Exercise Price
                                                 ---------   ----------------   --------------
Options outstanding at January 31, 2001          3,066,048   $ 1.66 - $ 21.60    $   10.29
Options granted                                  2,349,416        3.92 - 6.31         5.11
Options forfeited or expired                    (1,032,701)      4.00 - 16.63        10.77
Options exercised                                  (56,364)       2.42 - 2.66         2.63
                                                 ---------   ----------------    ---------
Options outstanding at January 31, 2002          4,326,399       1.66 - 21.60         7.46
Options granted                                    926,750        4.27 - 6.00         4.83
Options forfeited or expired                      (395,633)       1.66 - 16.63        5.89
Options exercised                                  (16,599)       2.42 - 5.00         4.63
                                                 ---------   ----------------    ---------
Options outstanding at January 31, 2003          4,840,917       2.42 - 21.60         7.09
Options granted                                    826,750        4.56 - 9.66         5.09
Options forfeited or expired                      (141,972)       4.21 - 16.63        7.29
Options exercised                                 (624,661)       2.42 - 5.94         4.52
                                                 ---------   ----------------    ---------
Options outstanding at January 31, 2004          4,901,034   $ 2.42 - $ 21.60    $    7.07
                                                 =========   ================    =========

The following table summarizes information about the stock options outstanding at January 31, 2004:

                                   Options Outstanding                       Options Exercisable
                          --------------------------------------------     -----------------------
                                            Weighted      Remaining                       Weighted
                             Number          Average     Contractual        Numbers        Average
 Exercise Price           Outstanding         Price      Life (Months)     Exercisable      Price
---------------           -----------       --------     ------------      -----------    ---------
$ 2.42 - $ 5.00            2,334,361         $ 4.62       24 - 108          1,835,995    $    4.64
   5.01 - 7.50               995,389           5.57       48 - 106            968,472         5.57
   7.51 - 10.00              741,917           7.95       58 - 118            649,084         7.89
  10.01 - 15.00              417,667          12.79        59 - 76            416,667        12.78
  15.01 - 21.60              411,700          18.66        78 - 86            411,700        18.66
                           ---------         ------                         ---------    ---------
                           4,901,034         $ 7.07                         4,281,918    $    7.35
                           =========         ======                         =========    =========

Options exercisable at January 31, 2003 totaled 3,816,021 with a weighted average exercise price of $7.58.

Options exercisable at January 31, 2002 totaled 2,548,042 with a weighted average exercise price of $8.56.

The weighted average fair value of each option granted during the year was $1.82, $1.80, and $2.23 (at grant date) in 2004, 2003, and 2002, respectively.
The options were issued at exercise prices which were equal to or exceeded quoted market price at the date of grant.

At January 31, 2004, 22,561 shares were available for grant under the plans.

Profit Sharing and 401(k) Plan

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2004, 2003, and 2002.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2004, 2003, and 2002 pursuant to this Plan were approximately $0.4, $0.3, and $0.4 million, respectively.

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

Union Plan

At January 31, 2004, 178 of the Company's 1,169 employees were members of a collective bargaining unit. The Company is party to two collective bargaining agreements, which expire on December 31, 2005 and September 30, 2004. Contributions to the union funds were approximately $0.4 million for the years ended January 31, 2004, 2003, and 2002.

Stock Award Plan

In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 2004, 2003, or 2002.

15.      WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2004:

Exercise         Number           Number              Date of             Date of
  Price       Outstanding       Exercisable            Grant             Expiration
--------      -----------       -----------           -------            ----------
 $ 5.39           8,000             8,000           May 23, 2002       April 30, 2007
   6.82         150,000                 -       October 23, 2003     October 23, 2013
   8.01          75,000            25,000        August 29, 2003      August 29, 2013
   8.04         400,000           400,000       October 30, 2003     October 30, 2008
  14.00          25,644            25,644           May 23, 2002      August 31, 2005

16.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid (refunded) is as follows (in thousands):

Year Ended January 31,           2004          2003       2002
                              ---------      --------   --------
Interest                      $   3,945      $  3,545   $  3,590
Income Taxes                  $  (2,962)     $  2,609   $  2,565

Significant non-cash activities were as follows:

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2004, in connection with the magazine export agreement discussed in Note 2, a liability of $4.2 million was recognized for the guaranteed payments owed under the agreement.

In connection with the closing of the Wells Fargo Foothill credit facility, the outstanding balances (including any accrued but unpaid interest and fees) with Bank of America and Congress Financial were paid in full. Termination of our existing facilities resulted in a write-off of the related unamortized deferred loan charges of $0.9 million.

The Hilco Capital note payable is recorded net of an original issuance discount related to the 400,000 warrants (total value at $0.9 million) issued upon close.

During 2003, the Company retired 1,126,120 shares of common stock held in treasury which was recorded at a cost of $6.4 million.

As part of the relocation of our North Carolina claim submission and fixture billing center to Bonita Springs, Florida, the assets related to the land and building located in North Carolina totaling $1.8 million was placed on the market for sale. As a result, the related assets were removed from our capital asset accounts and are recorded in other long-term assets.

During 2002, the Company issued 980,025 shares of Common Stock as part of the Interlink acquisition.

In conjunction with business acquisitions, the Company used cash as follows (in thousands):

                                                                  Year ended January 31,
                                                                  ----------------------
                                                                    2003        2002
                                                                  ---------  -----------
Fair value of assets acquired, excluding cash                     $   3,015  $    77,435
Less: Liabilities assumed and created upon acquisition                  397       58,309
Less: Note payable issued                                               604            -
Less: Stock issued                                                        -        5,449
                                                                  ---------  -----------
Net Cash Paid                                                     $   2,014  $    13,677
                                                                  =========  ===========

17.      SEGMENT FINANCIAL REPORTING

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

The Magazine Fulfillment segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty retailers and wholesalers throughout the United States and Canada, (2) exporting domestic titles internationally to foreign wholesalers or through domestic brokers, (3) serving as a secondary national distributor, (4) providing return processing services for major specialty retail book chains and (5) servicing as an outsourced fulfillment agent.

The In-Store Services segment derives revenues from (1) designing, manufacturing, and invoicing participants in front-end fixture programs, (2) providing claim filing services related to rebates owed retailers from publishers or their designated agent, (3) shipping, installation and removal of front-end fixtures, and (4) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Wood Manufacturing segment derives revenues from designing, manufacturing and installing high-end wood store fixtures.

Shared Services consists of overhead functions not allocated to individual operating segments. Previously, the majority of these expenses were included in the In-Store Services segment. Comparable information is not available and not presented for the prior fiscal year.

Segment results follow (in thousands):

                                    Magazine      In-Store      Wood           Shared
Year ended January 31, 2004       Fulfillment     Services   Manufacturing     Services    Consolidated
-------------------------------------------------------------------------------------------------------
Revenues                          $    255,814  $    58,601    $   18,719     $        -    $  333,134
Cost of revenues                       194,467       33,931        16,357              -       244,755
                                  ------------  -----------    ----------     ----------    ----------
Gross profit                            61,347       24,670         2,362              -        88,379
Selling, general &
administrative                          28,354        8,245         1,373         14,670        52,642
Fulfillment freight                     16,381            -             -              -        16,381
Relocation expense                       1,654            -             -             76         1,730
                                  ------------  -----------    ----------     ----------    ----------
Operating Income                  $     14,958  $    16,425    $      989     $ (14,746)    $   17,626
                                  ------------  -----------    ----------     ----------    ----------
Total Assets                      $     47,718  $    78,953    $   15,114     $   22,316    $  164,101
                                  ============  ===========    ==========     ==========    ==========

The following segment results are reported under the segment reporting effective for the prior year (in thousands).

                                    Magazine      In-Store        Wood
Year ended January 31, 2004       Fulfillment     Services    Manufacturing   Consolidated
------------------------------------------------------------------------------------------
Revenues                          $    255,814  $    58,601    $    18,719     $   333,134
Cost of revenues                       194,467       33,931         16,357         244,755
                                  ------------  -----------    -----------     -----------
Gross profit                            61,347       24,670          2,362          88,379
Selling, general &
administrative                          28,354       22,915          1,373          52,642
Fulfillment freight                     16,381            -              -          16,381
Relocation expense                       1,654           76              -           1,730
                                  ------------  -----------    -----------     -----------
Operating Income                  $     14,958  $     1,679    $       989     $    17,626
                                  ------------  -----------    -----------     -----------
Total Assets                      $     47,718  $   101,269    $    15,114     $   164,101
                                  ============  ===========    ===========     ===========

                                    Magazine      In-Store        Wood
Year ended January 31, 2003       Fulfillment     Services    Manufacturing   Consolidated
------------------------------------------------------------------------------------------
Revenues                          $    211,663  $    61,754    $    17,477     $   290,894
Cost of revenues                       164,702       35,391         16,390         216,483
                                  ------------  -----------    -----------     -----------
Gross profit                            46,961       26,363          1,087          74,411
Selling, general &
administrative                          24,794       19,971          1,799          46,564
Fulfillment freight                     14,721            -              -          14,721
Relocation expense                          85        1,841              -           1,926
                                  ------------  -----------    -----------     -----------
Operating Income                  $      7,361  $     4,551    $     (712)     $    11,200
                                  ------------  -----------    -----------     -----------
Total Assets                      $     32,862  $   108,982    $    15,395     $   157,239
                                  ============  ===========    ===========     ===========

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Magazine      In-Store        Wood
Year ended January 31, 2002       Fulfillment     Services    Manufacturing   Consolidated
------------------------------------------------------------------------------------------
Revenues                          $    155,805  $    65,148    $    17,970     $   238,923
Cost of revenues                       126,217       33,978         16,162         176,357
                                  ------------  -----------    -----------     -----------
Gross profit                            29,588       31,170          1,808          62,566
Selling, general &
administrative                          18,421       18,848          1,709          38,978
Fulfillment freight                      7,931            -              -           7,931
Amortization of goodwill                 2,358        2,723            343           5,424
Asset impairment charge                 68,587            -          9,539          78,126
                                  ------------  -----------    -----------     -----------
Operating Income                  $   (67,709)  $     9,599    $   (9,783)     $  (67,893)
                                  ------------  -----------    -----------     -----------
Total Assets                      $     36,961  $   110,043    $    17,426     $   164,430
                                  ============  ===========    ===========     ===========

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2004 and 2003 is as follows (in thousands, except per share amounts):

                                      Q1             Q2            Q3               Q4
                                    April 30      July 31       October 31      January 31
                                  --------------------------------------------------------
             2004

Revenues                          $     80,983  $    85,475    $    92,229     $    74,447
Gross profit                            20,760       23,004         24,938          19,677
Net income                                 629        2,992          4,096           2,332

Earnings per share - basic        $       0.04  $      0.16    $      0.22     $      0.12
Earnings per share - diluted              0.04         0.15           0.20            0.11

             2003

Revenues                          $     67,066  $    73,955    $    81,214     $    68,659
Gross profit                            18,901       17,809         20,384          17,317
Net income                               1,727        1,108          2,903           1,600

Earnings per share - basic        $       0.09  $      0.06    $      0.16     $      0.09
Earnings per share - diluted              0.09         0.06           0.16            0.09

During 2004, the Company restated its historical financial statements to revise the accounting treatment for revenue recognition related to its rebate claim filing business.

Reconciliation of selected quarterly financial data to previously reported amounts (in thousands):

                                                     As
                                                  previously
Quarter ended April 30, 2003                       reported     As restated
---------------------------------------------------------------------------
Revenues                                          $   81,015    $   80,983
Gross profit                                          20,781        20,759
Net income                                               641           629
Earnings per share - basic                              0.04          0.04
Earnings per share - diluted                      $     0.04    $     0.04

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       As
                                   previously
Quarter ended July 31, 2003         reported     As restated
------------------------------------------------------------
Revenues                             $ 85,155     $  85,475
Gross profit                           22,780        23,004
Net income                              2,857         2,992
Earnings per share - basic               0.16          0.16
Earnings per share - diluted         $   0.15     $    0.15

19.      SUBSEQUENT EVENT

In March 2004, the Company completed the sale of 3,800,000 shares of common stock at $11.50 per share excluding underwriting discounts and expenses. Proceeds to the Company of approximately $41.1 million before expenses were utilized to repay the Wells Fargo Foothill note payable and revolving credit facility, and all but a nominal amount on the Hilco Capital note payable.

Report of Independent Certified Public Accountants

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

The audits referred to in our report dated April 12, 2004, relating to the consolidated financial statements of Source Interlink Companies, Inc., which are referred to in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
Chicago, Illinois
April 12, 2004

                                   SCHEDULE II

                        SOURCE INTERLINK COMPANIES, INC.
                   Valuation and Qualifying Accounts Schedule
                                January 31, 2004
                                 (in thousands)

            Column A                   Column B             Column C             Column D     Column E
-------------------------------------------------------------------------------------------------------
                                                                  Charged to
                                      Balance at    Charged to      other                    Balance at
                                     beginning of   costs and     accounts -                   end of
             Description                period       expenses    describe (1)   Deductions     period
-------------------------------------------------------------------------------------------------------
Year ended January 31, 2004:
Allowance for doubtful accounts         $5,925        $1,819        $    -        $3,176       $4,568
Year ended January 31, 2003:
Allowance for doubtful accounts          6,142         2,023             -         2,240        5,925
Year ended January 31, 2002:
Allowance for doubtful accounts         $1,398        $2,824        $7,206        $5,286       $6,142

(1) Additions due to acquisitions

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------     ------------------------------------------------------------------
3.1           Articles of Incorporation, incorporated by reference to
              Registration Statement on Form S-B, as filed with the SEC on June
              12, 1995 (File No. 0-26238)

3.2 Bylaws, incorporated by reference to Registration Statement on Form S-B, as filed with the SEC on June 12, 1995 (File No.
              0-26238)

3.3 Amendment to Articles of Incorporation, incorporated by reference to Registration Statement on Form SB-2, as filed with the SEC on August 4, 1997 (File No. 333-32733)

3.4           Amendment to Bylaws, incorporated by reference to Pre-Effective
              Amendment No. 3 to Registration Statement on Form SB-2, as filed with the SEC on October 7, 1997 (File No. 333-32733)

3.5 Amendment to Articles of Incorporation, incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form
              SB-2, as filed with the SEC on October 7, 1997 (File No.
              333-32733)

3.6 Amendment to Articles of Incorporation, incorporated by reference to Annual Report on Form 10-KSB, as filed with the SEC on May 5, 1999 (File No. 001-13437)

3.7 Amendment to Articles of Incorporation, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

4.1 Form of Common Stock Certificate, incorporated by reference to Registration Statement on Form SB-2, as filed with the SEC on August 4, 1997 (File No. 333-32733)

4.2 Form of Warrant issued pursuant to a Loan Agreement dated as of October 30, 2003, by and between Source Interlink Companies, Inc., its subsidiaries and Hilco Capital, LP, as agent, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 5, 2003.

4.3 Warrantholders Rights Agreement dated as of October 30, 2003 by and between Source Interlink Companies, Inc. and Hilco Capital LP, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 5, 2003 (File No. 001-13437)

10.1 Form of indemnity Agreement with Officers and Directors, incorporated by reference to Registration Statement on Form S-B, as filed with the SEC on June 12, 1995 (File No. 0-26238)

10.3(a)       The Source Information Management company Amended and Restated
              1995 Incentive Stock Option Plan, incorporated by reference to
              Annual Report on Form 10-K, as filed with the SEC on May 1, 2001
              (File No. 001-13437)

10.6(a) Employment and Non-Competition Agreement with James R. Gillis dated as of December 14, 1998, incorporated by reference to Annual
              Report on Form 10-K, as filed with the SEC on May 1, 2000 (File
              No. 001-13437)

10.6.1(a)     Amendment to Employment and Non-Competition Agreement with James
              R. Gillis dated as of August 3, 2000, incorporated by reference to
              Annual Report on Form 10-K, as filed with the SEC on May 1, 2001
              (File No. 001-13437)

10.20(a)      The Source Information Management Company Amended and Restated
              1998 Omnibus Plan, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2001 (File No.
              001-13437)

10.21(a) Employment and Non-Competition Agreement dated as of May 21, 2003 between Source Interlink Companies, Inc. and S. Leslie Flegel, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on June 16, 2003 (File No. 001-13437)

10.22(a)      Employment Agreement between The Source Information Management
              Company and Jason S. Flegel dated as of January 3, 2001, as filed with the SEC on May 1, 2001 (File No. 001-13437)

10.28         Standard Lease Agreement between SINV II, LLC as Landlord and
              Source-Huck Store Fixture Company as Tenant dated October 31,
              2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

10.29         Standard Lease Agreement between SINV, LLC as Landlord and
              Source-Huck Store Fixture Company as Tenant dated October 31,
              2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

10.31         Lease Agreement by and between Riverview Associates Limited
              Partnership and Source Interlink Companies, Inc. dated August 9,
              2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

10.31.1       Lease Amendment by and between Riverview Associates Limited
              Partnership and Source Interlink Companies, Inc. dated August 27,
              2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2003 (File No. 001-13437)

10.32         Industrial Lease between Broadway Properties LTD and Innovative
              Metal Fixtures, Inc. dated for reference June 1, 2001 and
              Assignment and Assumption Agreement between Innovative Metal
              Fixtures, Inc., Aaron Wire & Metal Products LTD and Broadway
              Properties LTD dated May 3, 2002, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003
              (File No. 001-13437)

10.33         Net Lease between Conewago Contractors, Inc. and Pennsylvania
              International Distribution Services, Inc. dated as of May 1, 2000, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.33.1       First Amendment to Net Lease between Conewago Contractors, Inc.
              and Pennsylvania International Distribution Services, Inc.
              effective September 1, 2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December
              15, 2003 (File No. 001-13437)

10.34         Lease Agreement between Regal Business Center, Inc and Publisher
              Distribution Services, Inc. dated as of September 1, 1998, as amended by Modification and Ratification of Lease Agreement dated as of October __, 1998 and Second Modification and Ratification of
              Lease Agreement dated as of October __, 2001 (dates omitted in original), incorporated by reference to Annual Report on Form
              10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.35         Lease Agreement between Milan Industrial Park and Eastern News
              Distributors, Inc. dated as of September __, 1995 (date omitted in original), as assigned by Assignment and Assumption of Lease between COMAG Marketing Group, Inc. and International Periodical
              Distributors, Inc. dated as of April 27, 2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.36         Commercial Lease Agreement between NCSC Properties LLC and Huck
              Store Fixture Company of North Carolina dated July 1, 2002, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.37         Agreement between Louis Nathan Wank, Irving Wank, Murray Wank,
              Sylvia Goshen, Anna Godel, Sylvia Thorne and/or Wank Brothers and
              Brand Manufacturing Corp. dated June 1, 1989, as amended by
              Extension of Lease dated October 22, 1999, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.38         Agreement between Louis Nathan Wank, Irving Wank, Murray Wank,
              Sylvia Goshen, Steven Godel, Sylvia Thorne and/or Wank Brothers and Brand Manufacturing Corporation dated November 1, 1995, as amended by Extension of Lease dated October 22, 1999, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.39         Agreement between Louis Nathan Wank, Irving Wank, Murray Wank,
              Sylvia Goshen, Anna Godel, Sylvia Thorne and/or Wank Brothers and
              Brand Manufacturing Corp. dated September 1, 1984, as amended by
              Extension of Lease dated October 22, 1999, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437)

10.40 Agreement of Lease dated as of October 24, 2000 by and between Joseph P. Day Realty Corp., as agent for owner Ron Bet 40th Street
              LLC, and Brand Manufacturing Corp, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on June 16,
              2003 (File No. 001-13437)

10.41(a)      Employment Agreement by and between Source Interlink Companies,
              Inc. and Marc Fierman dated as of July 24, 2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2003 (File No. 001-13437)

10.43 Loan Agreement by and among Source Interlink Companies, Inc., its subsidiaries and Hilco Capital LP, as agent, dated as of October
              30, 2003, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 5, 2003 (File No. 001-13437)

10.44 Loan Agreement by and among Source Interlink Companies, Inc., its subsidiaries and Wells Fargo Foothill, Inc., as arranger and administrative agent, dated as of October 30, 2003, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 5, 2003 (File No. 001-13437)

10.45(a)(b)   Employment and Non-Competition Agreement dated as of March 1, 2004 between Source Interlink Companies, Inc. and John R. Amann

21.1(b)       Subsidiaries of the Registrant

23.1(b)       Consent of BDO Seidman, LLP

31.1(b)       Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
              Officer

31.2(b)       Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
              Officer

32.1(b)       Section 1350 Certification of Principal Executive Officer and
              Principal Financial Officer

(a)--indicates management contract or compensatory plan or arrangement

(b)--filed herewith