Form 10-Q
period 2004-04-30
SOURCE INTERLINK COMPANIES INC
filed 2004-06-09
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended April 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________ to _________

Commission file number   1-13437

                        SOURCE INTERLINK COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               MISSOURI                                      43-1710906
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

     27500 RIVERVIEW CENTER BLVD., SUITE 400
     BONITA SPRINGS, FLORIDA                                      34134
---------------------------------------------------       ----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding on June 7, 2004
               -----                      ---------------------------
     Common Stock, $.01 Par Value                  23,346,967

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
ITEM  1.      FINANCIAL STATEMENTS

              Consolidated Balance Sheets at
              April 30, 2004 and January 31, 2004                                           3

              Consolidated Statements of Income for the three months
              ended April 30, 2004 and 2003                                                 5

              Consolidated Statement of Stockholders'
              Equity for the three months ended April 30, 2004                              6

              Consolidated Statements of Cash Flows for the
              three months ended April 30, 2004 and 2003                                    7

              Notes to Consolidated Financial Statements                                    8

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS                                         15
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM  3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                    25

ITEM  4.       CONTROLS AND PROCEDURES                                                     26

                           PART II - OTHER INFORMATION

ITEM  1.      LEGAL PROCEEDINGS                                                            27

ITEM  2.      CHANGES IN SECURITIES, USE OF PROCEEDS
              AND ISSUER PURCHASES OF EQUITY SECURITIES                                    27

ITEM  3.      DEFAULTS UPON SENIOR SECURITIES                                              27

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          27

ITEM  5.      OTHER INFORMATION                                                            27

ITEM  6.      EXHIBITS AND REPORTS ON FORM 8-K                                             27

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                      (unaudited)
                                                                     April 30, 2004   January 31, 2004
                                                                     --------------   ----------------
ASSETS

CURRENT ASSETS
      Cash                                                           $          752   $          4,963
      Trade receivables (Note 2)                                             46,989             41,834
      Purchased claims receivable                                             4,972              5,958
      Inventories (Note 3)                                                   16,533             17,241
      Income tax receivable                                                   3,602              2,067
      Deferred tax asset                                                      3,405              2,915
      Advances under magazine export agreement                                3,907              6,830
      Other                                                                   2,591              2,536
                                                                     --------------   ----------------
TOTAL CURRENT ASSETS                                                         82,751             84,344
                                                                     --------------   ----------------

Property, plants and equipment                                               31,051             29,145
Less accumulated depreciation and amortization                              (11,379)           (10,582)
                                                                     --------------   ----------------
NET PROPERTY, PLANTS AND EQUIPMENT                                           19,672             18,563
                                                                     --------------   ----------------

OTHER ASSETS
      Goodwill, net                                                          45,179             45,307
      Intangibles, net                                                        7,748              7,931
      Deferred tax asset                                                        665                908
      Other                                                                   6,249              7,048
                                                                     --------------   ----------------
TOTAL OTHER ASSETS                                                           59,841             61,194
                                                                     --------------   ----------------
                                                                     $      162,264   $        164,101
                                                                     ==============   ================

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

                                                                                          (unaudited)
                                                                                         April 30, 2004    January 31, 2004
                                                                                         --------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Checks issued against future advances on revolving credit facility                  $        8,254    $         14,129
     Accounts payable and accrued expenses, net of allowance for returns of
     $ 53,076 and $57,842 at April 30, 2004 and January 31, 2004, respectively                   37,369              44,741
     Deferred revenue                                                                             1,661               1,680
     Other                                                                                           83                 317
     Current maturities of debt (Note 4)                                                          2,128               4,059
                                                                                         --------------    ----------------
TOTAL CURRENT LIABILITIES                                                                        49,495              64,926
Debt, less current maturities (Note 4)                                                            1,882              31,541
Other                                                                                               561                 560
                                                                                         --------------    ----------------
TOTAL LIABILITIES                                                                                51,938              97,027
                                                                                         --------------    ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
     Preferred Stock, $.01 par  (2,000 shares authorized; none issued)                                -                   -
     Common Stock, $.01 par  (40,000 shares authorized; 23,178 and 18,991 shares
     issued)                                                                                        232                 190
     Additional paid-in-capital                                                                 145,408             102,297
                                                                                         --------------    ----------------
     Total contributed capital                                                                  145,640             102,487
Accumulated deficit                                                                             (35,281)            (35,778)
Accumulated other comprehensive (loss):
     Foreign currency translation                                                                   534                 932
                                                                                         --------------    ----------------
                                                                                                110,893              67,641

Less:  Treasury Stock (100 shares at cost)                                                         (567)               (567)
                                                                                         --------------    ----------------
                                                                                                110,326              67,074
TOTAL STOCKHOLDERS' EQUITY

                                                                                         --------------    ----------------
                                                                                         $      162,264    $        164,101
                                                                                         --------------    ----------------

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                                                    (unaudited)
                                                                                       (in thousands, except per share data)
                                                                                              2004                 2003
                                                                                       -------------          --------------
April 30,                                                                                                       (restated)
Revenues                                                                                      85,687                  80,983
Costs of revenues                                                                             63,166                  60,223
                                                                                       -------------          --------------
Gross profit                                                                                  22,521                  20,760
Selling, general and administrative expense                                                   13,196                  12,882
Magazine freight                                                                               4,874                   4,532
Relocation expenses                                                                            1,552                   1,730
                                                                                       -------------          --------------
Operating income                                                                               2,899                   1,616
                                                                                       -------------          --------------
Other Income (Expense)
       Write off of deferred financing costs and original issue discount (Note 4)             (1,494)                      -
       Interest expense                                                                         (644)                   (965)
       Interest income                                                                            67                      87
       Other                                                                                     (97)                    123
                                                                                       -------------          --------------
Total other income (expense)                                                                   (2168)                   (755)
                                                                                       -------------          --------------
Income before income taxes                                                                       731                     861
Income tax expense                                                                               234                     232
                                                                                       -------------          --------------
Net income                                                                             $         497          $          629
                                                                                       =============          ==============


Earnings per share - basic                                                                      0.02          $         0.04
Earnings per share - diluted                                                                    0.02                    0.04

Weighted Average of Shares Outstanding - Basic (Note 7)                                       21,506                  18,262
Weighted Average of Shares Outstanding - Diluted (Note 7)                                     23,857                  18,470
                                                                                       =============          ==============

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                                  Other
                                 Common Stock     Additional                  Comprehensive     Treasury Stock           Total
                               -----------------  Paid - in    Accumulated       Income       --------------------   Stockholders'
                               Shares   Amount     Capital       Deficit         (Loss)       Shares     Amount          Equity
                               -------  --------  ----------   -----------    -------------   ---------   --------   -------------
Balance, January 31, 2004       18,991  $    190  $  102,297   $   (35,778)   $         932         100   $  (567)   $      67,074

Sale of Stock, $11.50 per
share (net of offering costs
of $3,184)                       3,800        38      40,478                                                                40,516
Exercise of stock options          387         4       1,744                                                                 1,748
Tax Benefit from stock
options exercised                                        889                                                                   889
Net income                                                             497                                                     497
Foreign Currency Translation                                                           (398)                                  (398)
                                                                                                                     -------------
Comprehensive income                                                                                                            99
                               -------  --------  ----------   -----------    -------------   ---------   --------   -------------
Balance, April 30, 2004         23,178  $    232  $  145,408   $   (35,281)   $         534         100   $   (567)  $     110,326
                               =======  ========  ==========   ===========    =============   =========   ========   =============

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           (unaudited)
                                                                                                          (in thousands)
                                                                                            2004              2003
Three months ended April 30,                                                                               (restated)
                                                                                          -----------      ------------
OPERATING ACTIVITIES
     Net income                                                                           $       497      $        629
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                           1,003             1,079
        Provision for losses on accounts receivable                                               381               404
        Write off of deferred financing costs and original issue discount                       1,494                 -
        Deferred income taxes                                                                    (247)              (66)
        Tax benefit from stock options exercised                                                  889                 -
        Other                                                                                    (273)              238
        Changes in assets and liabilities (excluding business acquisitions):
            Increase in accounts receivable                                                    (5,536)          (11,513)
            Decrease in inventories                                                               708               434
            Increase in other assets                                                           (1,433)           (1,364)
            (Decrease) increase in accounts payable and other liabilities                      (7,604)            6,556
                                                                                          -----------      ------------
CASH USED IN OPERATING ACTIVITIES                                                             (10,121)           (3,603)
                                                                                          -----------      ------------

INVESTMENT ACTIVITIES
     Capital expenditures                                                                      (1,946)             (522)
     Purchase of claims                                                                       (22,056)          (19,409)
     Payments received on purchased claims                                                     23,042            17,812
     Collections under magazine export agreement                                                2,930                 -
     Payments under magazine export agreement                                                       -            (1,400)
                                                                                          -----------      ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 1,970            (3,519)
                                                                                          -----------      ------------

FINANCING ACTIVITIES
     Decrease in checks issued against revolving credit facilities                             (5,875)             (914)
     (Repayments) borrowings under credit facilities                                          (11,735)            9,409
     Payments of notes payable                                                                (20,714)             (226)
     Proceeds from the issuance of common stock                                                42,264                 -
                                                                                          -----------      ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                           3,940             8,269
                                                                                          -----------      ------------

(DECREASE) INCREASE IN CASH                                                                    (4,211)            1,147
CASH, beginning of period                                                                       4,963             5,570
                                                                                          -----------      ------------
CASH, end of period                                                                       $       752      $      6,717
                                                                                          ===========      ============

1.    BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows for the three months ended April 30, 2004 and 2003, have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2004. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

2.    TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                                          April 30, 2004    January 31, 2004
                                          --------------    ----------------
Trade receivables                         $      112,905    $        112,504
Allowances:
     Sales returns and other                      61,363              66,102
     Doubtful accounts                             4,553               4,568
                                          --------------    ----------------
                                                  65,916              70,670
                                          --------------    ----------------
                                          $       46,989    $         41,834
                                          ==============    ================

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                          April 30, 2004    January 31, 2004
                                          --------------    ----------------
Raw materials                             $        2,181    $          2,278
Work-in-process                                    1,776               1,973
Finished goods:
     Fixtures                                      1,419                 761
     Magazine inventory                           11,157              12,229
                                          --------------    ----------------
                                          $       16,533    $         17,241
                                          ==============    ================

In the event of non-sale, magazine inventories are generally returnable to the publishers for full credit.

4.    DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                     April 30,   January 31,
                                                       2004         2004
                                                     ---------   -----------
Revolving Credit facility - Wells Fargo Foothill      $    -       $11,735
Note payable - Wells Fargo Foothill                        -         4,083
Note payable - Hilco Capital, net of original
issuance discount                                          1        14,142
Guaranteed payments under magazine export
agreement (Note 6)                                     3,850         3,850

Notes payable to former owners of acquired company         -         1,613
Other                                                    159           177
                                                      ------       -------
Debt                                                   4,010        35,600
Less current maturities                                2,128         4,059
                                                      ------       -------
Debt, less current maturities                         $1,882       $31,541
                                                      ======       =======

Wells Fargo Foothill Credit Facility

On October 30, 2003, the Company entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables the Company to borrow up to $45.0 million under a revolving credit facility and provided a $5.0 million term note payable. The credit agreement is secured by all of the assets of the Company.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.0% at April 30, 2004) plus a margin up to 0.5% (the applicable margin was 0.0% at April 30, 2004) based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $45 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits. The credit facility has no outstanding balance at April 30, 2004 (See Note 5).

The term note payable bears interest at a rate equal to the prime rate (4.0% at April 30, 2004) plus 2.5%. The note was payable in equal principal installments of $0.1 million per month plus current interest. The balance on the note payable was paid in full during the quarter ended April 30, 2004 (See Note 5).

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at April 30, 2004.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $21.3 million at April 30, 2004.

Hilco Capital Note Payable

On October 30, 2003, the Company entered into a credit agreement with Hilco Capital. The note bears a value at maturity of $15.0 million and was recorded net of the original issuance discount. Upon the closing of the agreement, Hilco received a five year warrant to purchase up to 400,000 shares of the Company's common stock at $8.04 per share. The warrants were valued at $.9 million using a Black Scholes option pricing model. The value of these warrants was recorded as an original issuance discount to the term loan and was to be amortized over the term of the loan using the effective interest method. The credit agreement was secured by a subordinated interest in the assets of the Company. The note is payable October 30, 2006 and can be prepaid without penalty at any earlier date. All but a nominal amount on the term loan was paid during the quarter ended April 30, 2004. As a result of this prepayment of the term loan, the remaining original issue discount of approximately $858,000 and $636,000 of deferred financing costs were written off during the three months ended April 30, 2004.

The note payable bears current interest at a rate equal to the greater of the prime rate (4.0% at April 30, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement.

Note Payable to Former Owner of Acquired Company

In connection with the acquisition of Interlink, the Company assumed debt to the former owners of International Periodical Distributors, Inc. ("IPD"). Previously, the Company was disputing the remaining amounts owed and commenced legal action requesting the court release the Company of any further obligation under these arrangements. The notes were due in fiscal 2003 and bore interest of 12%, which the Company continued to accrue pending the outcome of the litigation. In March 2004, the Company and the former owners settled the notes payable, interest accrued thereon, and the indemnification claim by the Company paying a total of $1.6 million.

The aggregate amount of long-term debt maturing in each of the next five years is as follows (in thousands):

Fiscal year     Amount
-----------     ------
2005            $2,128
2006             1,791
2007                44
2008                47
                ------
                $4,010
                ------

5.    SHAREHOLDERS' EQUITY

In March 2004, the Company completed the sale of 3.8 million shares of common stock at $11.50 per share, excluding underwriting discounts and expenses. Net proceeds to the Company of approximately $40.5 million, after costs of issuance of $3.2 million, were utilized to repay the Wells Fargo Foothill note payable and revolving credit facility and all but a nominal amount on the Hilco Capital note payable.

6.    BUSINESS COMBINATIONS

Magazine Import Agreement

In May, 2002, the Company entered into an agreement giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement calls for an initial payment of $2.0 million, $1.0 million in fiscal 2004 and additional contingent payments up to $2.5 million spread over the two years ended May 2005 based on the overall gross profit generated from the sale of these titles. Guaranteed payments and earned contingent payments under this agreement are included in intangible assets and are being amortized over ten years, the term of the agreement.

Magazine Export Agreement

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a group of domestic magazine titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company's international sales of these titles. Guaranteed payments under this agreement were capitalized at inception and are included in intangible assets and are being amortized over fifteen years, the term of the agreement. The remaining guaranteed balances due under the agreement are included in Debt. Under the agreement, the Company agreed to pay the prior owner's outstanding trade payables out of the collections of the prior owner's outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection are to be settled at a future date. At April 30, 2004 payments in excess of collections amounted to approximately $3.9 million.

7.    EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                  Three Months Ended
                                                                       April 30,
                                                                   2004        2003
                                                                  ------      ------
Basic weighted average number of common shares outstanding        21,506      18,262

Effect of dilutive securities:
   Stock options and warrants                                      2,351         208
                                                                  ------      ------

Diluted weighted average number of common shares outstanding      23,857      18,470
                                                                  ======      ======

For the quarters ended April 30, 2004 and 2003, stock options to purchase 228,200 and 3,455 shares and warrants convertible into 25,644 and 234 shares, respectively, were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Three Months Ended April 30,     2004    2003
----------------------------     ----    ----
Interest                         $652    $839
Income Taxes                     $664    $837
                                 ====    ====

9.    STOCK OPTION PLANS

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the periods ended April 30, 2004 and 2003 as all options granted in those periods had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                                       (restated)
      Three Months Ended April 30,           2004         2003
----------------------------------------   --------    ----------
Net income                                 $    497     $    629
Stock compensation costs, net of tax            (89)        (320)
                                           --------     --------
Adjusted net income                        $    408     $    309
                                           --------     --------

Weighted average shares, basic               21,506       18,262
Weighted average shares, diluted             23,857       18,470

Basic earnings per share - as reported     $   0.02     $   0.04
Diluted earnings per share - as reported       0.02         0.04

Basic earnings per share - pro-forma       $   0.02     $   0.02
Diluted earnings per share - pro-forma         0.02         0.02
                                           ========     ========

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Period ended April 30,         2004       2003
-----------------------    -----------    ----
Dividend yield                      0%       0%
Expected volatility              0.50     0.50
Risk-free interest rate    2.18- 2.25%    2.16%
                           ==========     ====

10.   SEGMENT FINANCIAL INFORMATION

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

Segment results follow (in thousands):

                                      Magazine    In-Store       Wood              Other
Three Months Ended April 30, 2004   Fulfillment   Services   Manufacturing   (Shared Services)   Consolidated
---------------------------------   -----------   --------   -------------   -----------------   ------------
Revenue                               $69,261     $12,527       $ 3,899          $                  $ 85,687
Cost of revenue                        53,426       6,569         3,171                               63,166
                                      -------     -------       -------          --------           --------
Gross profit                           15,835       5,959           728                               22,521
Selling, general &
administrative                          7,130       1,985           292             3,790             13,196
Fulfillment freight                     4,874           -                                              4,874
Relocation expense                      1,552           -                                              1,552
                                      -------     -------       -------          --------           --------
Operating income (loss)               $ 2,279     $ 3,974       $   436          $ (3,790)          $  2,899
                                      =======     =======       =======          ========           ========

Total Assets                          $50,448     $74,345       $15,474          $ 21,997           $162,264
                                      =======     =======       =======          ========           ========

          (restated)                  Magazine    In-Store       Wood             Other
Three Months Ended April 30, 2003   Fulfillment   Services   Manufacturing   (Shared Services)   Consolidated
---------------------------------   -----------   --------   -------------   -----------------   ------------
Revenue                               $64,066     $13,060       $  3,85          $      -          $ 80,983
Cost of revenue                        49,500       7,422         3,301                 -            60,223
                                      -------     -------       -------          --------          --------
Gross profit                           14,566       5,638           556                 -            20,760
Selling, general &
administrative                          6,678       2,270           381             3,553            12,882
Fulfillment freight                     4,532           -             -                 -             4,532
Relocation expense                      1,654           -             -                76             1,730
                                      -------     -------       -------          --------          --------
Operating income (loss)               $ 1,702     $ 3,368       $   175          $ (3,629)         $  1,616
                                      =======     =======       =======          ========          ========

Total Assets                          $53,078     $83,729       $16,939          $ 23,740          $177,486
                                      =======     =======       =======          ========          ========

11.   RESTATEMENT

      During March 2004, the Company restated its historical financial statements to revise the accounting treatment for revenue recognition related to its rebate claim filing. During a detailed review of the accounting treatment of its claiming revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for rebate claim filing were appropriate. Previously, revenues from the filing of rebate claims with publishers on behalf of retailers were recognized at the time the claim was filed. The revenue was previously based on the amount claimed multiplied by the commission rate. The actual amount payable to the Company for rebate claiming services is based on a percentage of the claim paid by the publisher. Based on guidance in SEC Staff Accounting Bulletin 104, management believes it is considered more appropriate for the Company to recognize revenue upon collection (rather than filing) of the claim. The Company has also restated its statement of cash flows to include the purchases and collections under our advance pay program as an investing activity. The following table details the effects of the restatement (in thousands, except per share data):

                                            Three Months Ended
  Income Statement Data:                      April 30, 2003
----------------------------      ---------------------------------------
                                  As Previously Reported      As Restated
Net sales                                $ 81,015                80,983
Gross profit                               20,781                20,760
Net income                                    642                   629
Basic net income per share                   0.04                  0.04
Diluted net income per share                 0.04                  0.04
Cash Flow Data:
Operating cash flow data                 $ (5,200)               (4,142)
Investing cash flow                        (1,922)               (3,519)
                                         --------                ------

12. ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      -     changing market conditions;

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

      - Our Magazine Fulfillment group uses our proprietary order regulation technology to manage the distribution of magazines to over 5,200 retail outlets. We assist retailers with the selection, logistical procurement and fulfillment of approximately 4,000 monthly and 50 weekly magazine titles from over 560 publishers. The group was established in May 2001 with the acquisition of The Interlink Companies, Inc. or Interlink, and its two operating subsidiaries:
            International Periodical Distributors, Inc. and David E. Young, Inc. The scope of the group's operations was expanded through agreements giving us the right to export domestic titles for sale internationally and import foreign titles for sale domestically.

      - Our In-Store Services group assists retailers with the design and implementation of their front-end area merchandise programs, which generally have a three-year life cycle. We also provide other value-added services to retailers, publishers and other vendors. These services include assisting retailers with the filing of claims for publisher incentive payments, which are based on display location or total retail sales, and providing publishers with access to real-time sales information on more than 10,000 magazine titles, thereby enabling them to make more informed decisions regarding their product placement, cover treatments and distribution efforts.

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

FULFILLMENT FREIGHT

Fulfillment freight consists of our direct costs of distributing magazines by third-party freight carriers, primarily Federal Express ground service. Freight rates are driven primarily by the weight of the copies being shipped and the distance between origination and destination.

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

RELOCATION EXPENSES

Relocation expenses consist primarily of the cost of transferring existing employees and offices from their former locations in High Point, North Carolina, St. Louis, Missouri, and San Diego, California, to our new offices in Bonita Springs, Florida. In addition, during the quarter ended April 30, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed by the end of April 30, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations (in thousands):

                                    2004                    2003(1)
                                          Margin
Period ended April 30,       Amount          %                      Amount
----------------------      --------      ------      --------      ------
Magazine Fulfillment
Revenue                     $ 69,261                  $ 64,066
Cost of revenue               53,426                    49,500
Gross profit                  15,835       22.9%        14,566      22.7%
Operating expense (2)         12,004                    11,210
Relocation expenses            1,552                     1,654
Operating income               2,279        3.3%         1,702       2.7%

In-Store Services
Revenue                     $ 12,527                  $ 13,060
Cost of revenue                6,569                     7,422
Gross profit                   5,958       47.6%         5,638      43.1%
Operating expense  (2)         1,984                     2,270
Operating income               3,974       31.7%         3,368      25.8%

Wood Manufacturing
Revenue                     $  3,899                  $  3,857
Cost of revenue                3,171                     3,301
Gross profit                     728       18.7%           556      14.4%
Operating expense  (2)           292                       381
Operating income                 436       11.2%           175       4.5%

Shared Services
Revenue                     $                         $
Cost of revenue
Gross profit
Operating expense  (2)         3,789                     3,553
Relocation expenses                -                        76
Operating loss                (3,789)       n/a         (3,629)      n/a

Total
Revenue                     $ 85,687                  $ 80,983
Cost of revenue               63,166                    60,223
Gross profit                  22,521       26.3%        20,760      25.6%
Operating expense  (2)        17,932                    17,592
Relocation expenses            1,730                     1,552
                            ========       ====       ========      ====
Operating income               2,899        3.4%         1,616       2.0%
                            ========       ====       ========      ====

      (1) April 30, 2003 results have been restated to reflect a change in our revenue recognition policy related to our claim filing services of the In-Store Services Division.

      (2) Operating expenses include selling, general and administrative expenses, fulfillment freight and amortization of goodwill.

Revenues

Total revenues for the quarter ended April 30, 2004 increased $4.7 million, or 5.8%, from the prior year due primarily to an increase in revenue in our Magazine Fulfillment group as described below.

Our Magazine Fulfillment group's revenues were $69.3 million, an increase of $5.2 million or 8.1%. The group's revenues are comprised of the following components (in millions):

                                       2004          2003        Change
                                       ----          ----        ------
Domestic distribution                $ 54,687      $ 52,872      $ 1,815
Export distribution                    10,502         6,192        4,310
Secondary wholesale distribution        3,506         4,543       (1,037)
Other                                     847           803           44
Intra-segment sales                      (281)         (344)          63
                                     --------      --------      -------
Total                                $ 69,261      $ 64,066      $ 5,195
                                     ========      ========      =======

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns, or "net distribution" less customer discounts. The $1.9 million increase in domestic distribution consisted of a $3.1 million increase in actual net distribution, less a $1.1 million decrease from the impact of the change in the sales return reserve as compared to the prior year's change, and a $0.2 million increase in customer discounts. This overall increase was driven primarily by the growth of distribution to our two main customers, which increased from $37.8 million to $42.4 million or $4.6 million. Customer discounts increased from $0.7 million to $0.9 million.

Our export distribution began operation in March 2003. Net export distribution increased $4.3 million for the quarter ended April 30, 2004 from the prior year's quarter, due primarily to an additional month of distribution in the current quarter as well as the addition of a new publisher. The $4.3 million increase in export distribution consisted of a $7.4 decrease in actual net distribution plus an $11.5 million increase from the impact of the change in the sales return reserve as compared to the prior year same period change.

Revenues from our secondary wholesale operations decreased due to a decrease in the number wholesale operations we serviced either because they were able to obtain distribution directly from a primary distributor or were no longer deemed credit worthy.

Our In-Store Services group revenues were $12.5 million, a decrease of $0.5 million or 4.1%.

The group's revenues are comprised of the following components (in millions):

                                  2004        2003       Change
                                 -------     -------     -------
Claim filing and information     $ 4,284     $ 3,697     $   587
Front end wire and services        8,243       9,363      (1,120)
                                 -------     -------     -------
Total                            $12,527     $13,060     $  (533)
                                 =======     =======     =======

Our claim filing revenues are recognized at the time the claim is paid. The increase in revenues in the current period relate exclusively to the timing of the cash payments received on the claims.

Our front end wire and services revenues declined due to the cyclical nature of the industry (major chains purchase new front-end fixtures every three years).

Our Wood Manufacturing group's revenues were $3.9 million, an increase $0.05 million or 1.0%.

Gross Profit

Gross profit for the period increased $1.8 million or 8.5%, over the prior fiscal year's quarter due primarily due to an increase in sales volume in our Magazine Fulfillment group.

Overall gross profit margins increased 0.7 percentage points in the current period over the comparable period of the prior fiscal year. Margins improved in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing groups by 0.2, 4.5, and 4.3 percentage points, respectively.

Gross Profit in our Magazine Fulfillment group increased approximately $1.3 million or 8.7%. The increase related primarily to the increased distribution revenue as described above. The gross profit margins in our domestic distribution businesses are generally higher than our export distribution and secondary wholesale businesses and, as a result, gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations.

Gross profit in our In-Store Services group increased $0.3 million or 5.8%. The increase in margins is primarily due to an increase in claiming revenue and partially offset by a decrease in front end wire and services. The decrease in front end wire and services gross profit is due to the recent increase in commodity prices, particularly steel, which is a major component of our front-end fixtures.

Gross profit in our Wood Manufacturing group increased $0.2 million or 31.0%. The increase related to improving margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 30, 2004 increased $0.3 million or 2.4%, compared to the prior fiscal year. Selling, general, and administrative expenses as a percent of revenues declined from 15.9% to 15.4%.

The Magazine Fulfillment group's selling, general, and administrative expenses increased $0.45 million, or 6.7%. This increase, as a percentage of sales, has decreased from 10.4% to 10.3% compared to the prior year same period.

The selling, general, and administrative expenses of the In-Store Services decreased $0.29 million or 12.6%. The decrease relates to a reduction in salary expense in the claim filing and information department as compared to quarter ended April 30, 2003.

The selling, general, and administrative expenses of Shared Services increased $0.16 million or 4.4%. The overall increase is primarily due to changes in employee benefit programs and insurance totaling approximately $0.3 million offset by a decrease in salary expense.

The Wood Manufacturing group's selling, general, and administrative expenses decreased $0.09 million or 23.3%. The decrease was attributable primarily to a head count reduction.

Fulfillment Freight

Fulfillment freight expenses increased $0.34 million or 7.5%, compared to the prior fiscal year. Freight as a percentage of the Magazine Fulfillment group's revenues decreased slightly from 7.1% to 7.0% for the period ended April 30, 2004. Under our existing contract, generally our freight rates per pound decrease as the number of pounds shipped increases.

Relocation Expenses

During the quarter ended April 30, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed by the end of April 30, 2004. Relocation expenses recorded in the period, including a lease termination charge and the transfer of employees and equipment, were approximately $1.6 million.

During the quarter ended April 30, 2003, the company relocated the magazine distribution back office from San Diego, California to Bonita Springs, Florida. The total expense recorded in the period related to this relocation was $1.7 million.

Operating Income

Operating income for the fiscal year increased $1.3 million or 79.4%, compared to the prior fiscal year due to the factors described above.

Operating profit margins improved from 2.0% to 3.4% in the current fiscal year compared to the prior fiscal year. The increase was due to the improvement in our gross profit margins coupled with increased revenue and a decrease in our selling, general, and administrative expenses as a percent of revenues.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Other Income (Expense)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

For the quarter ended April 30, 2004, the Company recorded a charge of approximately $1.5 million related to the write off of deferred financing charges as a result of paying off certain debt instruments, as described below in Liquidity and Capital Resources.

Income Tax Expense

The effective income tax rates were 32.0% and 27.0% for the quarters ended April 30, 2004 and 2003, respectively.

The difference between the statutory rate and effective tax rates relates primarily to the realization of a portion of the net operating loss carry-forward acquired with our acquisition of Interlink and tax credits received from the state of Florida related to our relocation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of cash include receipts from our customers and borrowings under our credit facilities and from time to time the proceeds from the sale of common stock.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of April 30, 2004 (in thousands).

                                        Payments Due by Period
                             ----------------------------------------------
                                        Less
                                        Than       1-3      4-5     After 5
                             --------  -------  --------  -------  --------
                               Total    1 year    Years    Years    Years
                             --------  -------  --------  -------  --------
Debt obligations             $  4,010  $ 2,128  $  1,882  $     -  $      -
Operating leases               37,363    4,172     8,586    6,433    18,172
                             --------  -------  --------  -------  --------
Total contractual cash
obligations                  $ 41,373  $ 6,300  $ 10,468  $ 6,433  $ 18,172
                             ========  =======  ========  =======  ========

The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                                        Notional amount expiration by period
                            ------------------------------------------------------------
                                            Less
                                            Than         1-3          4-5        After 5
                               Total       1 year       Years        Years        Years
Financial standby letters
of credit                   $    3,750   $    3,750   $     --     $     --     $     --
                            ----------   ----------   --------     --------     --------
Total commercial
commitments                      3,750        3,750         --           --           --
                            ==========   ==========   ========     ========     ========

OPERATING CASH FLOW

Net cash used in operating activities was $10.1 and $3.6 million for the quarter ended April 30, 2004 and 2003, respectively. Operating cash flows for the three months ended April 30, 2004 were primarily from net income ($0.5 million), plus non-cash charges including depreciation and amortization ($1.0 million) and provisions for losses on accounts receivable ($0.4 million), a write off of deferred financing costs and original issue discount ($1.5 million), a tax benefit received on stock options exercised ($0.9 million) and a decrease in inventory ($0.7 million). These cash providing activities were offset by an increase in accounts receivable ($5.5 million), and a decrease in accounts payable and other current and non-current liabilities ($7.6 million).

The increase in accounts receivable for the three months ended April 30, 2004 was primarily due to a decrease in the sales returns reserve from January 31, 2004 to April 30, 2004 ($4.8 million) which is consistent with prior first quarter sales returns activity in the Magazine Fulfillment Division. In addition, increased distribution in the Magazine Fulfillment Division increased accounts receivable by approximately $1.4 million. This increase in accounts receivable was offset by the decrease in accounts receivable ($1.6 million) in the In-Store Division due to significant cash collections in the current period and lower sales volume.

The decrease in accounts payable and other current and non-current liabilities in the current period of $7.6 million relates primarily to the timing of vendor payments in the current period as compared to the quarter ended January 31, 2004.

Operating cash flows in the first quarter of fiscal year 2004 were primarily from net income ($0.6 million), adding back non-cash charges such as depreciation and amortization ($1.1 million) and provisions for losses on accounts receivable ($0.4 million), and a significant increase in accounts payable ($6.6 million). These cash providing activities were offset by a significant increase in accounts receivable ($11.5 million).

The increase in accounts receivable related primarily to the magazine export agreement and the inception of that business, which caused an increase in accounts receivable of $6.2 million. The first quarter included two months of operations from this business and no cash collection due to standard payment terms of 90 days, which is typical for this segment of the industry. In addition, a large portion of the collections on the current quarter's rebate claims, which are generally collected in the last week of the fiscal quarter, fell into the first week of the second quarter. Finally, magazine distribution for the fiscal quarter ended April 30, 2003, increased significantly over the quarter ended January 31, 2003.

The increase in accounts payable for the quarter ended April 30, 2003 related primarily to the acquisition of a customer list and the inception of that business, which caused an increase in accounts payable of $5.8 million.

INVESTING CASH FLOW

Net cash provided by (used in) investing activities was $2.0 and $(3.5) million for the quarter ended April 30, 2004, and 2003, respectively.

For the quarter ended April 30 2004, cash provided by (used in) investing activities was reduced by capital expenditures of $2.0 million, which primarily related to our expansion of our distribution facility in Harrisburg, Pennsylvania. Our advance pay program generated net cash flow of $1.0 million in the current period. In addition, the Company advanced to the prior operator of our export distribution business $6.8 million at January 31, 2004. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. The company collected $2.9 million of the advances during the quarter ended April 30, 2004.

For the quarter ended April 30 2003, cash used in investing activities related to capital expenditures of $0.5 million, which related primarily to our relocation to Florida, and $1.4 million of payments made related to the acquisition of customer lists under the export agreement. Our advance pay program used net cash flow of $1.6 million.

Our borrowing agreements limit the amount of our capital expenditures in any fiscal year.

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycle of the magazine distribution business. Because the magazine distribution business and Advance Pay program cash requirement peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 30-60 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over this period as the cash is collected on the related claims.

The front end wire and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these fixture programs are generally collected from all participants within 180 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the wire fixtures and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Within our magazine distribution business, our significant customers pay weekly, and we pay our suppliers monthly. As a result, funding requirements peak at the end of the month when supplier payments are made and decrease over the course of the next month as our receivables are collected.

Net cash provided by financing activities was $3.9 and $8.3 million for the quarter ended April 30, 2004 and 2003, respectively.

Financing activities in the first quarter of fiscal year 2005 consisted of proceeds from the sale of 3.8 million shares of common stock. The proceeds of $40.5 million (net of underwriting and related expenses) from the sale were utilized to repay the Wells Fargo Foothill term loan, the Hilco Capital note payable and the notes payable to former owners ($20.7 million) as well the pay down of the revolving credit facility ($11.75 million). In addition, the cash provided by the activities noted above were offset by a $5.9 million decrease in checks issued and outstanding at April 30, 2004. Finally, the exercise of employee stock options in the quarter generated approximately $1.7 million.

Financing activities in the first quarter of fiscal year 2004 consisted primarily of borrowings on our credit facilities ($9.4 million) to pay for the acquisition of a customer list and working capital needs. These borrowings were partially offset by a $.9 million reduction of checks issued and outstanding at April 30, 2003.

DEBT

At April 30, 2004, our total debt obligations were $4.0 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under the magazine export agreement.

On October 30, 2003, we entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables us to borrow up to $45.0 million under a revolving credit facility. The credit agreement expires on October 30, 2006 and is secured by all of the assets of the Company.

Borrowings under the revolving credit facility bear interest at a rate equal to the primate rate (4.0% at April 30, 2004) plus up to 0.5% based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $45.0 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letters of credit. The balance on the credit facility and the term note was paid in full during the quarter ended April 30, 2004.

Availability under the revolving facility is limited by a borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $21.3 million at April 30, 2004.

On October 30, 2003, we entered into a credit agreement with Hilco Capital. The note payable had a face value of $15.0 million and was recorded net of the original issuance discount related to the fair value of warrants issued concurrently with the note. The note payable bears current interest at a rate equal to the greater of the prime rate (4.0% at April 30, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement on October 30, 2006. The Company repaid all but a nominal amount of the note payable during the three month period ended April 30, 2004.

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

We were in compliance with each of these financial and operating covenants at April 30, 2004.

Amounts owed related to the magazine export agreement consist of 9 quarterly payments of approximately $.4 million beginning in January 2004. The balance outstanding under this agreement at April 30, 2004 was $3.85 million

A note payable, due in fiscal 2003, in the principal amount of $1.6 million to the previous owner of an acquired company was being disputed by the Company under the conditions of the acquisition agreement. The Company received a favorable arbitration ruling during the fourth quarter of fiscal 2004, and in March 2004, we settled the remaining note payable, interest accrued thereon and the indemnification claim by the Company for $1.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates to credit facilities with Wells Fargo Foothill and a note payable to Hilco Capital. See "--- Liquidity and Capital Resources --- Debt"

The revolving credit facility with Wells Fargo Foothill has no outstanding principal balance at April 30, 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.0% at April 30, 2004) plus a margin specified in the credit agreement (0.25% at April 30, 2004).

The term note payable with Wells Fargo Foothill was paid in full in March 2004.

The note payable with Hilco Capital was, except for a nominal amount, repaid in March 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.0% at April 30, 2004) plus 7.75% as specified in the credit agreement.

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

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $1.9 million, which represented 2.2% of our revenues for the period ended April 30, 2004. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of foreign titles (or sale to domestic brokers who facilitate the export) totaled $10.5 million for fiscal year 2004 or 12.2% of total revenues. For the most part, our export revenues are denominated in dollars and the foreign wholesaler is subject to foreign currency risks. Distribution net of actual returns, excluding estimates for future returns, totaled $8.4 million and was concentrated primarily in Australian dollars. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price due to a decline in the local currency relative to the dollar could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution of imported titles net of actual returns, excluding estimates for future returns, totaled approximately $12.9 million (of a total $69.1 million or 18.7%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pound sterling. In the instances where we buy in the foreign currency, we have the ability to set the domestic cover price, which allows us to control the foreign currency risk. These titles are generally priced significantly higher then their domestic counterparts, are considered somewhat of a luxury item, and demand is not highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher cover prices and have a significant impact on the sales of these magazines at retail and on our results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, we believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

As of March 1, 2004, the Company issued to Mark Humphrey in connection with his agreement to become employed by the Company an option to acquire 10,000 shares of the Company's common stock for a purchase price of $11.15 per share, the prevailing market price of the Company's common stock on the date of Mr. Humphrey's hire. The option provides that it may be exercised as to 3,333 shares immediately, as to an additional 3,334 shares after March 1, 2005 and as to the remaining 3,333 shares after March 1, 2006. The option expires on March 1, 2014, unless sooner terminated as the result of the occurrence of certain specified events. The option was issued in conjunction with the execution and delivery of an employment agreement in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            See Exhibit Index

      (b)   Reports on Form 8-K.

            During the quarter ended April 30, 2004, the Company filed three Reports on Form 8-K as described below:

                     ITEM
   DATE FILED       REPORTED                FINANCIAL STATEMENTS FILED
   ----------       --------                --------------------------
February 12, 2004   Item 12   Reconciliation on non-GAAP measures to the most directly
                              comparable GAAP measure as required by Regulation G

March 3, 2004        Item 5   none

April 16, 2004      Item 12   Condensed Consolidated Balance Sheets and Statements of
                              Operations at and for the fiscal year ended January 31,
                              2004 and 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 08, 2004

                                             SOURCE INTERLINK COMPANIES, INC.

                                             /s/ Marc Fierman
                                             --------------------------------
                                             Marc Fierman
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
 ------                                 -----------
  21.1    Subsidiaries of the Registrant

  31.1    Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

  31.2    Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

  32.1    Section 1350 Certification of Principal Executive Officer and
          Principal Financial Officer