Form 10-Q
period 2004-07-31
SOURCE INTERLINK COMPANIES INC
filed 2004-09-09
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

      For the quarterly period ended July 31, 2004

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the transition period from _________ to _________

      Commission file number 1-13437

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           MISSOURI                                           43-1710906
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

27500 RIVERVIEW CENTER BLVD., SUITE 400
BONITA SPRINGS, FLORIDA                                          34134
----------------------------------------                  ----------------------
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding on September 08, 2004
             -----                             ---------------------------------
   Common Stock, $.01 Par Value                          23,424,051

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            July 31, 2004 and January 31, 2004                                         1

            Consolidated Statements of Income for the three months
            and six months ended July 31, 2004 and 2003                                3

            Consolidated Statement of Stockholders'
            Equity for the six months ended July 31, 2004                              4

            Consolidated Statements of Cash Flows for the
            six months ended July 31, 2004 and 2003                                    5

            Notes to Consolidated Financial Statements                              6-12

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                 13

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                 27

ITEM  4.    CONTROLS AND PROCEDURES                                                   28

                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS                                                         29

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS               29

ITEM  3.    DEFAULTS UPON SENIOR SECURITIES                                           29

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       29

ITEM  5.    OTHER INFORMATION                                                         29

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K                                          29

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                  (in thousands)

                                                    (unaudited)
                                                      July 31,   January 31,
                                                       2004        2004
                                                   ------------ -----------
ASSETS

CURRENT

        Cash                                       $   8,547    $   4,963
        Trade receivables (Note 2)                    56,657       41,834
        Purchased claims receivable                    2,641        5,958
        Inventories (Note 3)                          15,748       17,241
        Income taxes receivable                        2,397        2,067
        Deferred tax asset                             3,405        2,915
        Advances under magazine export agreement       3,769        6,830
        Other                                          2,936        2,536
                                                   ---------    ---------
TOTAL CURRENT ASSETS                                  96,100       84,344
                                                   =========    =========

Property, Plants and Equipment                        32,248       29,145
Less accumulated depreciation and amortization       (12,411)     (10,582)
                                                   ---------    ---------
NET PROPERTY, PLANTS AND EQUIPMENT                    19,837       18,563
                                                   =========    =========

OTHER ASSETS

        Goodwill, net                                 45,312       45,307
        Intangibles, net                               9,018        7,931
        Deferred tax asset                               658          908
        Other                                          6,354        7,048
                                                   ---------    ---------
TOTAL OTHER ASSETS                                    61,342       61,194
                                                   =========    =========

                                                   $ 177,279    $ 164,101
                                                   =========    =========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                (in thousands, except par value)

                                                                                               (unaudited)
                                                                                                 July 31,     January 31,
                                                                                                  2004          2004
                                                                                               -----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

         Checks issued against future advances on revolving credit facility                     $   5,328     $  14,129
         Accounts payable and accrued expenses, net of allowance for returns
         of $48,455 and $57,842 at July 31 and January 31, 2004 respectively                       48,000        44,741
         Deferred revenue                                                                           1,519         1,680
         Current maturities of long-term debt (Note 4)                                              2,032         4,059
         Other current liabilities                                                                     79           317
                                                                                                ---------     ---------
TOTAL CURRENT LIABILITIES                                                                          56,958        64,926

Debt, less current maturities (Note 4)                                                              3,159        31,541
Other long-term liabilities                                                                           567           560
                                                                                                ---------     ---------

TOTAL LIABILITIES                                                                                  60,684        97,027
                                                                                                =========     =========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Contributed Capital:
         Preferred Stock, $0.01 par  (2,000 shares authorized; none issued)                             -             -
         Common Stock, $0.01 par  (40,000 shares authorized; 23,416 and 18,991 shares issued)         234           190
         Additional paid-in-capital                                                               147,279       102,297
                                                                                                ---------     ---------
         Total contributed capital                                                                147,513       102,487

Accumulated deficit                                                                               (31,143)      (35,778)
Accumulated other comprehensive income:
         Foreign currency translation                                                                 792           932
                                                                                                ---------     ---------
                                                                                                  117,162        67,641
Less: Treasury Stock (100 at cost)                                                                   (567)         (567)
                                                                                                ---------     ---------

TOTAL STOCKHOLDERS' EQUITY                                                                        116,595        67,074
                                                                                                =========     =========
                                                                                                $ 177,279     $ 164,101
                                                                                                =========     =========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     (unaudited)

                                           (in thousands, except per share data)

                                                                   Three Months Ended July 31,  Six Months Ended July 31,
                                                                       2004         2003(1)       2004        2003(1)
                                                                   --------------------------   -------------------------
Revenues                                                             $  91,441    $  85,475    $ 177,128    $ 166,458
Costs of Revenues                                                       67,034       62,471      130,200      122,695
                                                                     ---------    ---------    ---------    ---------
Gross Profit                                                            24,407       23,004       46,928       43,763
Selling, General and Administrative Expense                             13,543       13,853       26,739       26,735
Fulfillment Freight                                                      4,759        3,947        9,632        8,479
Relocation Expenses                                                          -            -        1,552        1,730
                                                                     ---------    ---------    ---------    ---------
Operating Income                                                         6,105        5,204        9,005        6,819
                                                                     ---------    ---------    ---------    ---------
Other Income (Expense)
         Write off of deferred financing costs and  original issue
         discount (Note 4)                                                   -            -       (1,494)           -
         Interest expense                                                 (233)      (1,106)        (877)      (2,071)
         Interest income                                                    39           73          106          160
         Other                                                             165            9           67          133
                                                                     ---------    ---------    ---------    ---------
Total Other Income (Expense)                                               (29)      (1,024)      (2,198)      (1,778)
                                                                     ---------    ---------    ---------    ---------
Income Before Income Taxes                                               6,076        4,180        6,807        5,041
Income Tax Expense                                                       1,938        1,188        2,172        1,420
                                                                     ---------    ---------    ---------    ---------
Net Income                                                           $   4,138    $   2,992    $   4,635    $   3,621
                                                                     =========    =========    =========    =========

Earnings per Share - Basic                                           $    0.18    $    0.16    $    0.21    $   0.20
Earnings per Share - Diluted                                              0.17         0.15         0.19        0.19

Weighted Average of Shares Outstanding - Basic (Note 7)                 23,241       18,323       22,398       18,292
Weighted Average of Shares Outstanding - Diluted (Note 7)               25,026       19,679       24,466       19,074
                                                                     =========    =========    =========    =========

(1) July 31, 2003 results have been restated to reflect a change in our revenue recognition policy related to our claim filing services of the In-Store Services Division (see Note 11).

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                                Other
                                Common Stock       Additional                Comprehensive       Treasury Stock         Total
                              -----------------     Paid - in   Accumulated     Income      -----------------------   Stockholders'
                              Shares     Amount     Capital       Deficit       (Loss)      Shares        Amount        Equity
                              ------     ------    ----------   -----------  -------------  ------        ------     --------------
Balance, January 31, 2004     18,991   $     190   $ 102,297    $ (35,778)   $     932         (100)   $    (567)      $  67,074

Net income                         -           -           -        4,635            -            -            -           4,635
Foreign currency translation       -           -           -            -         (140)           -            -            (140)
                                                                                                                       ---------
Comprehensive income                                                                                                      71,569
                                                                                                                       ---------
Sale of stock, $11.50 per
share (net of offering costs
of $3,226)                     3,800          38      40,436                                                              40,474
Exercise of stock options        625           6       3,322            -            -            -            -           3,328
Tax benefit of stock options
exercised                          -           -       1,224            -            -                                     1,224
                              ------   ---------   ---------    ---------    ---------         ----    ---------       ---------

Balance, July 31, 2004        23,416   $     234   $ 147,279    $ (31,143)   $     792         (100)   $    (567)      $ 116,595
                              ======   =========   =========    =========    =========         ====    =========       =========


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                  (in thousands)

Six months ended July 31,                                                 2004        2003(1)
-------------------------                                                 ----        -------
OPERATING ACTIVITIES

        Net income                                                      $  4,635    $  3,621
        Adjustments to reconcile net income to net cash
        used in operating activities:
             Depreciation and amortization                                 2,560       2,013
             Provision for losses on accounts receivable                     404       1,082
             Write off of deferred financing costs and original issue
             discount                                                      1,494           -
             Deferred income taxes                                          (240)     (2,165)
             Other                                                          (303)        606
             Changes in assets and liabilities (excluding business
             acquisitions):
                  Increase in accounts receivable                        (15,228)    (16,354)
                  Decrease (increase) in inventories                       1,494        (781)
                  Decrease in other assets                                   285       3,186
                  Increase in accounts payable and accrued expenses        3,028       5,916
                                                                        --------    --------
CASH USED IN OPERATING ACTIVITIES                                         (1,871)     (2,876)
                                                                        ========    ========

INVESTMENT ACTIVITIES

        Capital expenditures                                              (3,156)       (915)
        Purchase of claims                                               (43,599)    (37,432)
        Payments received on purchased claims                             46,915      37,010
        Collections under magazine export agreement                        3,061       4,738
        Payments under import agreement                                   (1,500)     (1,000)
        Payments under magazine export agreement                               -      (1,400)
                                                                        --------    --------
CASH PROVIDED BY INVESTING ACTIVITIES                                      1,721       1,001
                                                                        ========    ========
FINANCING ACTIVITIES

        Decrease in checks issued against revolving credit facilities     (8,801)     (3,508)
        (Repayments) Borrowings under credit facilities                   (9,757)      8,305
        Payments of notes payable                                        (21,510)       (633)
        Proceeds from the issuance of common stock                        43,802         551
                                                                        --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                                      3,734       4,715
                                                                        ========    ========

INCREASE IN CASH                                                           3,584       2,840

CASH, beginning of period                                                  4,963       5,570
                                                                        --------    --------
CASH, end of period                                                     $  8,547    $  8,410
                                                                        ========    ========

(1) Cash flows for the six months ended July 31, 2003 have been restated to reflect a change in our revenue recognition policy related to our claim filing services of the In-Store Services Division (see Note 11).

                                                       See accompanying notes to
                                               Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position at July 31, 2004, and the results of operations and cash flows for the three months and six months ended July 31, 2004, have been included.

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

2.   TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                                    July 31, 2004       January 31, 2004
                                    -------------       ----------------
Accounts Receivable                  $    116,261        $   112,504
Allowance:
     Sales returns and other               55,564             66,102
     Doubtful accounts                      4,040              4,568
                                     ------------        -----------
                                           59,604             70,670
                                     ------------        -----------

                                     $     56,657        $    41,834
                                     ============        ===========

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                     July 31, 2004      January 31, 2004
                                     -------------      ----------------
Raw materials                         $     2,158        $   2,278
Work-in-process                             1,929            1,973
Finished goods:
      Fixtures                              1,295              761
      Magazine inventory                   10,366           12,229
                                     ------------        ---------
                                      $    15,748        $  17,241
                                     ============        =========

In the event of non-sale, magazine inventories are generally returnable to the publishers for full credit.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

4.   DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                              July 31,    January 31,
                                                               2004         2004
                                                              --------    -----------
Revolving Credit facility - Wells Fargo Foothill            $    1,978    $   11,735
Note payable - Wells Fargo Foothill                                  -         4,083
Note payable - Hilco Capital, net of original
issuance discount                                                    1        14,142
Guaranteed payments under magazine export
agreement (Note 6)                                               3,063         3,850

Notes payable to former owners of acquired company                   -         1,613
Other                                                              149           177
                                                            ----------    ----------
Debt                                                             5,191        35,600
Less current maturities                                          2,032         4,059
                                                            ----------    ----------
Debt, less current maturities                               $    3,159    $   31,541
                                                            ==========    ==========

Wells Fargo Foothill Credit Facility

On October 30, 2003, the Company entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables the Company to borrow up to $45.0 million under a revolving credit facility and provided a $5.0 million term note payable. The credit agreement is secured by all of the assets of the Company.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.25% at July 31, 2004) plus a margin up to 0.5% (the applicable margin was 0.0% at July 31, 2004) based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $45 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits.

The term note payable bears interest at a rate equal to the prime rate (4.25% at July 31, 2004) plus 2.5%. The note was payable in equal principal installments of $0.1 million per month plus current interest. The balance on the note payable was paid in full during the quarter ended April 30, 2004 (See Note 5).

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at July 31, 2004.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in unused availability, after consideration of outstanding letters of credit, of $20.3 million at July 31, 2004.

Hilco Capital Note Payable

On October 30, 2003, the Company entered into a credit agreement with Hilco Capital. The note bore a value at maturity of $15.0 million and was recorded net of the original issuance discount. Upon the closing of the agreement, Hilco received a five year warrant to purchase up to 400,000 shares of the Company's common stock at $8.04 per share. The warrants were valued at $.9 million using a Black Scholes option pricing model. The value of these warrants was recorded as an original issuance discount to the term loan and was to be amortized over the term of the loan using the effective interest method. The credit agreement was secured by a subordinated interest in the assets of the Company. The note is payable October 30, 2006 and can be prepaid without penalty at any earlier date. All but a nominal amount on the term loan was paid during the quarter ended April 30, 2004. As a result of this prepayment of the term loan, the remaining original issue discount of approximately $858,000 and $636,000 of deferred financing costs were written off in March 2004.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

The note payable bears current interest at a rate equal to the greater of the prime rate (4.25% at July 31, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement.

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

The aggregate amount of long-term debt maturing in each of the next four fiscal years is as follows (in thousands):

                                  Amount
------------------------------------------
2005                            $      894
2006                                 2,228
2007                                 2,022
2008                                    47
------------------------------------------
                                $    5,191
------------------------------------------

5.    SHAREHOLDERS' EQUITY

In March 2004, the Company completed the sale of 3.8 million shares of common stock at $11.50 per share, excluding underwriting discounts and expenses. Net proceeds to the Company of approximately $40.5 million, after costs of issuance of $3.2 million, were utilized to repay the Wells Fargo Foothill note payable and revolving credit facility and all but a nominal amount on the Hilco Capital note payable in March 2004.

6.    ACQUISITION AND BUSINESS COMBINATIONS

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

Magazine Export Agreement

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a group of domestic magazine titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company's international sales of these titles. Guaranteed payments under this agreement were capitalized at inception and are included in intangible assets and are being amortized over fifteen years, the term of the agreement. The remaining guaranteed balances due under the agreement are included in Debt. Under the agreement, the Company agreed to pay the prior owner's outstanding trade payables out of the collections of the prior owner's outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection are to be settled at a future date. At July 31, 2004 payments in excess of collections amounted to approximately $3.8 million.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

7.    EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                             Three Months Ended   Six Months Ended
                                                                   July 31,           July 31,
                                                                2004     2003      2004     2003
-------------------------------------------------------------------------------------------------
Basic weighted average number of common shares outstanding     23,241   18,323    22,398   18,292

Effect of dilutive securities:
   Stock options and warrants                                   1,785    1,356     2,068      782
-------------------------------------------------------------------------------------------------

Diluted weighted average number of common shares outstanding   25,026   19,679    24,466   19,074
=================================================================================================

For the quarter ended July 31, 2004, stock options to purchase 514 shares and warrants convertible into 26 shares were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Six Months Ended July 31,    2004     2003
-------------------------------------------
Interest                    $  881    1,861

Income Taxes                $1,109   (1,691)
===========================================

9.    STOCK OPTION PLANS

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the period ended July 31, 2004 and 2003 as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):


                                                          Three Months Ended                      Six Months Ended
                                                               July 31,                               July 31,
                                                        2004               2003               2004                2003
===============================================================================================================================
Net income                                        $            4,138  $          2,992  $            4,635  $             3,621
Stock compensation costs, net of tax                             (89)             (320)               (178)                (640)
                                                  ------------------  ----------------  ------------------  -------------------
Adjusted net income                               $            4,049  $          2,672  $            4,457  $             2,981
                                                  ------------------  ----------------  ------------------  -------------------

Weighted average shares, basic                                23,241            18,323              22,398               18,292
Weighted average shares, diluted                              25,026            19,679              24,466               19,074

Basic earnings per share - as reported            $             0.18  $           0.16  $             0.21  $              0.20
Diluted earnings per share - as reported          $             0.17  $           0.15  $             0.19  $              0.19

Basic earnings per share - pro-forma              $             0.17  $           0.15  $             0.20  $              0.16
Diluted earnings per share -pro-forma             $             0.16  $           0.14  $             0.18  $              0.16
===============================================================================================================================

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

January 31,                                 2004                     2003
--------------------------------------------------------------------------
Dividend yield                                   0%                     0%
Expected volatility                           0.50                   0.50
Risk-free interest rate                  2.18-2.25%                  2.16%
--------------------------------------------------------------------------

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

                                                       See accompanying notes to
                                               Consolidated Financial Statements

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

Shared Services consists of overhead functions not allocated to individual operating segments. Segment results follow (in thousands):

                                         Magazine            In-Store             Wood              Other
Three Months Ended July 31, 2004       Distribution          Services        Manufacturing     (Shared Services)      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue                             $           70,234  $          13,455   $          7,752   $              -    $          91,441
Cost of Revenue                                 53,094              7,721              6,219                  -               67,034
                                    ------------------------------------------------------------------------------------------------
Gross Profit                                    17,140              5,734              1,533                  -               24,407
Selling, General & Administrative                7,479              1,916                323              3,825               13,543
Freight Distribution                             4,759                  -                  -                  -                4,759
                                    ------------------------------------------------------------------------------------------------
Operating Income                    $            4,902  $           3,818              1,210   $         (3,825)   $           6,105
                                    ================================================================================================

Total Assets                        $           61,873  $          77,301             17,984   $         20,121    $         177,279
                                    ================================================================================================

                                         Magazine            In-Store             Wood              Other
Six Months Ended July 31, 2004         Distribution          Services        Manufacturing     (Shared Services)      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue                             $          139,495  $          25,982   $         11,651   $              -    $         177,128
Cost of Revenue                                106,520             14,290              9,390                  -              130,200
                                    ------------------------------------------------------------------------------------------------
Gross Profit                                    32,975             11,692              2,261                  -               46,928
Selling, General & Administrative               14,610              3,900                615              7,614               26,739
Freight Distribution                             9,632                  -                  -                  -                9,632
Relocation Expense                               1,552                  -                  -                  -                1,552
                                    ------------------------------------------------------------------------------------------------
Operating Income                    $            7,181  $           7,792              1,646   $         (7,614)   $           9,005
                                    ================================================================================================

                                         Magazine            In-Store             Wood              Other
Three Months Ended July 31, 2003       Distribution          Services        Manufacturing     (Shared Services)      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue                             $           65,585  $          15,876   $          4,014   $              -    $          85,475
Cost of Revenue                                 49,760              9,165              3,546                  -               62,471
                                    ------------------------------------------------------------------------------------------------
Gross Profit                                    15,825              6,711                468                  -               23,004
Selling, General & Administrative                7,680              2,073                371              3,729               13,853
Freight Distribution                             3,947                  -                  -                  -                3,947
                                    ------------------------------------------------------------------------------------------------
Operating Income                    $            4,198  $           4,638                 97   $         (3,729)   $           5,204
                                    ================================================================================================

Total Assets                                    55,975  $          86,717   $         16,246   $         22,337    $         181,275
                                    ================================================================================================

                                         Magazine            In-Store             Wood              Other
Six Months Ended July 31, 2003         Distribution          Services        Manufacturing     (Shared Services)      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue                             $          129,651  $          28,936   $          7,871   $              -    $         166,458
Cost of Revenue                                 99,260             16,588              6,847                  -              122,695
                                    ------------------------------------------------------------------------------------------------
Gross Profit                                    30,391             12,348              1,024                  -               43,763
Selling, General & Administrative               14,358              4,343                752              7,282               26,735
Freight Distribution                             8,479                  -                  -                  -                8,479
Relocation Expense                               1,654                  -                  -                 76                1,730
                                    ------------------------------------------------------------------------------------------------
Operating Income                    $            5,900  $           8,005                272   $         (7,358)   $           6,819
                                    ================================================================================================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

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

                                                  Three Months Ended                             Six Months Ended
Income Statement Data:                               July 31, 2003                                July 31, 2003
--------------------------------------------------------------------------------------------------------------------------
                                    As Previously Reported    As Restated        As Previously Reported       As Restated
Net sales                              $       85,155            85,475             $      166,170              166,458
Gross profit                                   22,780            23,004                    122,609              122,695
Net income                                      2,857             2,992                      3,498                3,621
Basic net income per share                       0.16              0.16                       0.19                 0.20
Diluted net income per share                     0.15              0.15                       0.18                 0.19
Cash Flow Data:
Operating cash flow data               $           --                --             $        1,440               (2,876)
Investing cash flow                                --                --                     (3,315)               1,001
-------------------------------------------------------------------------------------------------------------------------

12.   SUBSEQUENT EVENT

In August 2004, the Company acquired all of the contracts between customers and publishers and related customer and retail lists of PROMAG Retail Services, LLC ("Promag") for $13.2 million ($12.45 million in cash and $0.75 million in a promissory note payable over a four year period to Promag). Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent manufactures throughout the United States.

In August 2004, the Company amended the credit facility with Wells Fargo Foothill to finance the above transaction. The amended facility provides a $10 million term note payable that bears interest at the prime rate plus 2.0%. In addition, the Company reduced the $45.0 million revolving credit facility to $40.0 million however the total credit facility remains $50.0 million.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

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

      - Our Magazine Fulfillment group uses our proprietary order regulation technology to manage the distribution of magazines to over 5,900 retail outlets. We assist retailers with the selection, logistical procurement and fulfillment of approximately 4,000 monthly and 50 weekly magazine titles from over 560 publishers. The group was established in May 2001 with the acquisition of The Interlink Companies, Inc. or Interlink, and its two operating subsidiaries:
            International Periodical Distributors, Inc. and David E. Young, Inc. The scope of the group's operations was expanded through agreements giving us the right to export domestic titles for sale internationally and import foreign titles for sale domestically.

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

      -     storing, shipping, installing, and removing front-end fixtures, and

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

RELOCATION EXPENSES

Relocation expenses in 2003 consisted primarily of the cost of transferring existing employees and offices from their former locations in High Point, North Carolina, St. Louis, Missouri, and San Diego, California, to our new offices in Bonita Springs, Florida. In addition, during the six months ended July 31, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed by the end of April 30, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations (in thousands):

                                            2004                    2003(1)
                                                    MARGIN                   MARGIN
THREE MONTHS ENDED JULY 31,           AMOUNT          %         AMOUNT         %
-----------------------------------------------------------------------------------
Magazine Fulfillment
Revenue                            $     70,234              $     65,585
Cost of revenue                          53,094                    49,760
Gross profit                             17,140      24.4%         15,825     24.1%
Operating expense (2)                    12,238                    11,627
Operating income                          4,902       7.0%          4,198      6.4%

In-Store Services
Revenue                            $     13,455              $     15,876
Cost of revenue                           7,721                     9,165
Gross profit                              5,734      42.6%          6,711     42.3%
Operating expense (2)                     1,916                     2,073
Operating income                          3,818      28.4%          4,638     29.2%

Wood Manufacturing
Revenue                            $      7,752              $      4,014
Cost of revenue                           6,219                     3,546
Gross profit                              1,533      19.8%            468     11.7%
Operating expense (2)                       323                       371
Operating income                          1,210      15.6%             97      2.4%

Shared Services
Revenue                            $                         $
Cost of revenue
Gross profit
Operating expense (2)                     3,825                     3,729
Relocation expenses                           -                         -
Operating loss                           (3,825)      n/a          (3,729)     n/a

Total
Revenue                            $     91,441              $     85,475
Cost of revenue                          67,034                    62,471
Gross profit                             24,407      26.7%         23,004     26.9%
Operating expense (2)                    18,302                    17,800
                                   ============      ====    ============     ====
Operating income                   $      6,105       6.7%   $      5,204      6.1%
                                   ============      ====    ============     ====

(1) July 31, 2003 results have been restated to reflect a change in our revenue recognition policy related to our claim filing services of the In-Store Services Division.

(2) Operating expenses include selling, general and administrative expenses, fulfillment freight and amortization of goodwill.

                                             2004                   2003(1)
                                                    MARGIN                   MARGIN
SIX MONTHS ENDED JULY 31,             AMOUNT          %         AMOUNT         %
-----------------------------------------------------------------------------------
Magazine Fulfillment
Revenue                            $    139,495              $    129,651
Cost of revenue                         106,520                    99,260
Gross profit                             32,975      23.6%         30,391     23.4%
Operating expense (2)                    24,242                    22,837
Relocation expenses                       1,552                     1,654
Operating income                          7,181       5.1%          5,900      4.6%

In-Store Services
Revenue                            $     25,982              $     28,936
Cost of revenue                          14,290                    16,588
Gross profit                             11,692      45.0%         12,348     42.7%
Operating expense (2)                     3,900                     4,343
Operating income                          7,792      30.0%          8,005     27.7%

Wood Manufacturing
Revenue                            $     11,651              $      7,871
Cost of revenue                           9,390                     6,847
Gross profit                              2,261      19.4%          1,024     13.0%
Operating expense (2)                       615                       752
Operating income                          1,646      14.1%            272      3.5%

Shared Services
Revenue                            $                         $
Cost of revenue
Gross profit
Operating expense (2)                     7,614                     7,282
Relocation expenses                           -                        76
Operating loss                           (7,614)      n/a          (7,358)     n/a

Total
Revenue                            $    177,128              $    166,458
Cost of revenue                         130,200                   122,695
Gross profit                             46,928      26.5%         43,763     26.3%
Operating expense (2)                    36,371                    35,214
Relocation expenses                       1,552                     1,730
                                   ============      ====    ============     ====
Operating income                   $      9,005       5.1%   $      6,819      4.1%
                                   ============      ====    ============     ====

(1) Results for the six months ended July 31, 2003 have been restated to reflect a change in our revenue recognition policy related to our claim filing services of the In-Store Services Division.

(2) Operating expenses include selling, general and administrative expenses, fulfillment freight and amortization of goodwill.

REVENUES

Total revenues for the quarter ended July 31, 2004 increased $6.0 million, or 7.0%, from the prior year due primarily to an increase in revenue in our Magazine Fulfillment and Wood Manufacturing groups as described below.

Magazine Fulfillment group's revenues were $70.2 million, an increase of $4.7 million or 7.1% as compared to the quarter ended July 31, 2003. The group's revenues for the three months ended July 31 are comprised of the following components (in millions):

                                              2004           2003         Change
-----------------------------------------------------------------------------------
Domestic distribution                      $   55,449    $    51,767    $     3,682
Export distribution                             9,653          9,549            104
Secondary wholesale distribution                4,584          3,741            843
Other                                             888            865             23
Intra-segment sales                              (339)          (338)            (1)
                                           ----------    -----------    -----------
Total                                      $   70,235    $    65,584    $     4,651
                                           ==========    ===========    ===========

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. The $3.7 million increase in domestic distribution relates primarily to a $13.0 million increase in gross distribution partially offset by an estimated higher return rate. The increase in gross distribution related both to an increase in copies distributed as well as an increase in the amount billed per copy. Gross domestic distribution to our two largest specialty retail customers increased $11.9 million. Estimated sell-through for the quarter was lowered from 48.2% to 46.1%.

Revenues from our secondary wholesale operations for the quarter ended July 31, 2004 increased approximately $0.8 million due to an increase in the number of wholesale operations we serviced as compared to the quarter ended July 31, 2003.

Magazine Fulfillment group's revenues were $139.5 million, an increase of $9.8 million or 7.6% as compared to the six months ended July 31, 2003. The group's revenues for the six months ended July 31 are comprised of the following components (in millions):

                                              2004           2003         Change
-----------------------------------------------------------------------------------
Domestic distribution                      $  110,135    $   104,638    $     5,497
Export distribution                            20,155         15,741          4,414
Secondary wholesale distribution                8,089          8,284           (195)
Other                                           1,735          1,669             66
Intra-segment sales                              (620)          (682)            62
                                           ----------    -----------    -----------
Total                                      $  139,494    $   129,650    $     9,844
                                           ==========    ===========    ===========

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. The $5.5 million increase in domestic distribution relates primarily to a $24.0 million increase in gross distribution partially offset by an estimated higher return rate. The increase in gross distribution related both to an increase in copies distributed as well as an increase in the amount billed per copy. Gross domestic distribution to our two largest customers increased $24.6 million. Estimated sell-through for the quarter was lowered from 48.5% to 46.1%.

Our export distribution began operation in March 2003. Export distribution increased $4.4 million for the six month period ended July 31 over the comparable period of the prior year due primarily to an additional month of distribution in the current period.

Our In-Store Services group revenues were $13.4 million, a decrease of $2.4 million or 15.1%, for the three months ended July 31, 2004 as compared to the comparable quarter of the prior year.

The group's revenues are comprised of the following components (in millions):

                                              2004           2003         Change
-----------------------------------------------------------------------------------
Claim filing and information               $    4,042    $     3,079    $       963
Front end wire and services                     9,413         12,797         (3,384)
                                           ----------    -----------    -----------
Total                                      $   13,455    $    15,876    $    (2,421)
                                           ==========    ===========    ===========

Our claim filing revenues are recognized at the time the claim is paid. The increase in revenues in the current period relate primarily to the timing of the cash payments received on the claims.

Our front end wire and services revenues declined due to the cyclical nature of the industry (major chains purchase new front-end fixtures every three years). In addition, there was a significant new customer in the quarter ended July 31, 2003 that did not recur in the quarter ended July 31, 2004.

Our In-Store Services group revenues were $26.0 million, a decrease of $2.9 million or 10.0%, for the six months ended July 31, 2004 as compared to the comparable period of the prior year.

The group's revenues are comprised of the following components (in millions):

                                              2004           2003         Change
-----------------------------------------------------------------------------------
Claim filing and information               $    8,326    $     6,776    $     1,550
Front end wire and services                    17,656         22,160         (4,504)
                                           ----------    -----------    -----------
Total                                      $   25,982    $    28,936    $    (2,954)
                                           ==========    ===========    ===========

Our claim filing revenues are recognized at the time the claim is paid. The increase in revenues in the current period relate primarily to the timing of the cash payments received on the claims.

Our front end wire and services revenues declined due to the cyclical nature of the industry (major chains purchase new front-end fixtures every three years).

Our Wood Manufacturing group's revenues were $7.8 million, an increase of $3.7 million or 93.1%, for the three months ended July 31, 2004 as compared to the comparable period of the prior year. The Wood Manufacturing group's revenues were $11.7 million, an increase of $3.8 million or 48.0%, for the six months ended July 31, 2004 as compared to the comparable period of the prior year. The increase for the quarter and the six month period relates to an increase in the number of store openings and remodelings performed by our customers. In addition, we have added a number of significant new customers in the second quarter of the six month period.

GROSS PROFIT

Gross profit for the three months ended July 31, 2004 increased $1.4 million or 6.1%, over the same quarter in the prior fiscal year due primarily due to an increase in sales volume in our Magazine Fulfillment group.

Gross Profit in our Magazine Fulfillment group increased approximately $1.3 million or 8.3% for the quarter ended July 31, 2004 as compared to the comparable quarter of the prior year. The increase related primarily to the increased distribution revenue as described above and the improvement in gross profit margins from 24.1% to 24.4%. The gross profit margins in our domestic distribution businesses are generally higher than our export distribution and secondary wholesale businesses and, as a result, gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations. We have also been able to utilize the working capital raised through our equity offering and operating profits to improve selling and buying terms with some of our major suppliers and customers. In addition, we receive certain supplier rebates on gross distribution and as efficiency decreases those rebates become a greater portion of the overall gross profit contribution yielding higher gross profit margins.

Gross profit in our In-Store Services group decreased $1.0 million or 14.6% for the three months ended July 31, 2004 as compared to the comparable quarter of the prior year. The decrease in gross profit is primarily due to a decrease in revenues as described above as the gross margin percentage remained consistent.

Gross profit in our Wood Manufacturing group increased $1.1 million or 227.6% for the three months ended July 31, 2004 as compared to the comparable period of the prior year. The increase related to the new business discussed above.

Gross profit for the six months ended July 31, 2004 increased $3.2 million or 7.2%, over the same period in the prior fiscal year due primarily due to an increase in sales volume in our Magazine Fulfillment group and our Wood Division. The increase was partially offset by decreases in our In-Store Services group.

Gross Profit in our Magazine Fulfillment group increased approximately $2.6 million or 8.5% for the six month period ended July 31, 2004 as compared to the comparable period of the prior year. The increase related primarily to the increased distribution revenue as described above and the improvement in gross profit margins from 23.4% to 23.6%. The improved gross profit amounts and margin for the six-month period are related to the same items discussed in the above analysis of the quarter.

Gross profit in our In-Store Services group decreased $0.7 million or 5.3% for the six months ended July 31, 2004 as compared to the comparable period of the prior year. The decrease in gross profit is primarily due to a decrease in revenues as described above as the gross margin percentage remained consistent.

Gross profit in our Wood Manufacturing group increased $1.2 million or 120.8% for the six months ended July 31, 2004 as compared to the comparable period of the prior year. The increase related to the new business discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended July 31, 2004 decreased $0.3 million or 2.2%, compared to the quarter ended July 31, 2003. Selling, general, and administrative expenses as a percent of revenues declined from 16.2% to 14.8%.

The Magazine Fulfillment group's selling, general and administrative expenses decreased $0.20 million, or 2.6% over the quarter ended July 31, 2003. As a percentage of sales, selling, general and administrative expenses have decreased from 11.7% to 10.6% compared to the prior year same period due to our ability to leverage existing infrastructure over a larger base of distribution and the consolidation of our distribution center in Milan, Ohio into Harrisburg, Pennsylvania.

The selling, general, and administrative expenses of In-Store Services decreased $0.16 million or 7.6% over the quarter ended July 31, 2003. The decrease relates to a reduction in executive salary expense as compared to quarter ended July 31, 2003.

The selling, general, and administrative expenses of Shared Services increased $0.10 million or 2.6%. The overall increase is primarily due to Sarbanes-Oxley compliance charges and increased depreciation expense due to increased capital expenditures.

The Wood Manufacturing group's selling, general, and administrative expenses decreased $0.05 million or 12.9%. The decrease was attributable primarily to a head count reduction.

Selling, general and administrative expenses for the six month period ended July 31, 2004 remained flat compared to the six month period ended July 31, 2003. Selling, general, and administrative expenses as a percent of revenues declined from 16.1% to 15.1%.

The Magazine Fulfillment group's selling, general, and administrative expenses increased $0.25 million, or 1.7% over the six month period ended July 31, 2003. As a percentage of sales, selling, general and administrative expenses have decreased from 11.1% to 10.5%. Overall expenses have increased due to the increase in overall distribution and the related labor in our distribution centers to process the distribution and the expansion of our marketing efforts in the United Kingdom.

The selling, general, and administrative expenses of In-Store Services decreased $0.44 million or 10.2%. The decrease relates to a reduction in executive salary expense as compared to the six month period ended July 31, 2003.

The selling, general, and administrative expenses of Shared Services increased $0.33 million or 4.6% for the six month period ended July 31, 2004. The overall increase is primarily due to Sarbanes-Oxley compliance charges, changes in employee benefit programs and increased depreciation expense due to increased capital expenditures.

The Wood Manufacturing group's selling, general, and administrative expenses decreased $0.14 million or 18.2% compared to the six month period ended July 31, 2003. The decrease was attributable primarily to a head count reduction.

FULFILLMENT FREIGHT

Fulfillment freight expenses increased $0.81 million or 20.6%, compared to the three months ended July 31, 2003 and $1.2 million or 13.6% compared to the six months ended July 31, 2003. Freight as a percentage of the Magazine Fulfillment group's revenues increased slightly from 6.5% for the six months ended July 31, 2003 to 6.9% for the six months ended July 31, 2004. Under our existing contract, generally our freight rates per pound decrease as the number of pounds shipped increases.

RELOCATION EXPENSES

During the six months ended July 31, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed by the end of April 30, 2004. Relocation expenses recorded in the first quarter, including a lease termination charge and the transfer of employees and equipment, were approximately $1.6 million.

During the six month period ended July 31, 2003, the company relocated the magazine distribution back office from San Diego, California to Bonita Springs, Florida. The total expense recorded related to this relocation was $1.7 million.

OPERATING INCOME

Operating income for the quarter ended July 31, 2004 increased $0.9 million or 17.3%, compared to the quarter ended July 31, 2003 due to the factors described above.

Operating income for the six months ended July 31, 2004 increased $2.2 million or 32.1%, compared to the six months ended July 31, 2003 due to the factors described above

Operating profit margins improved from 6.1% to 6.7% for the quarters ended July 31 and from 4.1% to 5.1% for the six month period ended July 31 compared to the prior fiscal year. The increase was due to the improvement in our gross profit coupled with increased revenue from the Wood and Magazine Fulfillment Divisions and a decrease in our selling, general, and administrative expenses as a percent of revenues.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Interest expense decreased $0.88 million or 78.9% from the quarter ended July 31, 2004 and $1.2 million or 57.7% for the six month period ended July 31, 2004. Interest expense decreased from the prior year quarter and six month period due to significantly lower borrowings. The lower borrowing levels are due to the raising of proceeds from the sale of 3.8 million shares of common stock.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

For the six month period ended July 31, 2004, the Company recorded a charge of approximately $1.5 million related to the write off of deferred financing charges as a result of paying off certain debt instruments, as described below in Liquidity and Capital Resources.

INCOME TAX EXPENSE

The effective income tax rates were 32.0% and 28.4% for the quarters ended July 31, 2004 and 2003, respectively.

The effective income tax rates were 32.0% and 28.2% for the six months ended July 31, 2004 and 2003, respectively.

The difference between the statutory rate and effective tax rates relates primarily to the realization of a portion of the net operating loss carry-forward acquired with our acquisition of Interlink.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by fiscal year as of July 31, 2004 (in thousands).

                                                 Payments Due by Period
                             --------------------------------------------------------------
                                              Less
                                              Than          1-3          4-5        After 5
                                Total        1 year        Years        Years        Years
-------------------------------------------------------------------------------------------
Debt obligations             $     5,191    $     894    $   4,297    $       -    $      -
Operating leases                  35,938        2,654        8,597        6,499      18,188
                             -----------    ---------    ---------    ---------    --------
Total contractual cash
obligations                  $    41,129    $   3,548    $  12,894    $   6,499    $ 18,188
                             ===========    =========    =========    =========    ========

The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                                           Notional amount expiration by period
                             --------------------------------------------------------------
                                              Less
                                              Than          1-3          4-5        After 5
                                Total        1 year        Years        Years        Years
Financial standby letters
of credit                    $     3,750    $   3,750    $       -    $       -    $      -
                             -----------    ---------    ---------    ---------    --------
Total commercial
commitments                        3,750        3,750            -            -           -
                             ===========    =========    =========    =========    ========

OPERATING CASH FLOW

Net cash used in operating activities was $1.9 and $2.9 million for the six months ended July 31, 2004 and 2003, respectively.

Operating cash flows for the six months ended July 31, 2004 were primarily from net income ($4.6 million), plus non-cash charges including depreciation and amortization ($2.6 million) and provisions for losses on accounts receivable ($0.4 million), a write off of deferred financing costs and original issue discount ($1.5 million), a decrease in inventories, a decrease in other assets and an increase in accounts payable accrued expenses ($1.5 million, $0.3 million and $3.0 million, respectively). These cash providing activities were offset by an increase in accounts receivable ($15.2 million).

 The increase in accounts receivable for the six months ended July 31, 2004 was primarily due to the increased revenues of the Magazine Fulfillment group coupled with a decrease in the sales returns reserve for the six month period ended July 31, 2004 ($10.2 million). Increased revenues of approximately $4.0 million over the first quarter in the Wood Division increased accounts receivable by approximately $3.0 million for the six months ended July 31, 2004. In addition, the In-Store Division had an increase in accounts receivable of approximately $2.0 million due primarily to the timing of an advanced payment to a retailer.

The increase in accounts payable and accrued expenses in the current period of $3.0 million relates primarily to the timing of vendor payments in the current period as compared to the quarter ended January 31, 2004.

Operating cash flows in the first six months of fiscal year 2004 were primarily from net income ($3.6 million), adding back non-cash charges such as depreciation and amortization ($2.0 million) and provisions for losses on accounts receivable ($1.1 million), and a significant increase in accounts payable ($5.9 million). These cash providing activities were offset by a significant increase in accounts receivable ($16.4 million).

The increase in accounts receivable and accounts payable related primarily to the magazine export agreement and the inception of that business. The first six months of the year includes five months of operations from this business and only two months of cash collections due to the standard payment terms of 90 days, which is typical for this segment of the industry.

INVESTING CASH FLOW

Net cash provided by investing activities was $1.7 and $1.0 million for the six months ended July 31, 2004 and 2003, respectively.

For the six months ended July 31, 2004, cash provided by investing activities was reduced by capital expenditures of $3.2 million, which in part related to our expansion of our distribution facility in Harrisburg, Pennsylvania. Our advance pay program generated net cash flow of $3.3 million in the current period. In addition, the Company advanced to the prior operator of our export distribution business $6.8 million at January 31, 2004. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. The company collected $3.1 million of the advances during the six months ended July 31, 2004.

For the six months ended July 31, 2003, cash provided by investing activities related to capital expenditures of $0.9 million, which related primarily to our relocation to Florida, and $1.4 million of payments made related to the acquisition of customer lists under the export agreement and a contingent payment of $1.0 million under the magazine import agreement. Our advance pay program used net cash flow of $0.4 million. Finally, in connection with the magazine export agreement discussed in the paragraph above, the company had collected $4.7 million during the six months ended July 31, 2003.

Our borrowing agreements limit the amount of our capital expenditures in any fiscal year.

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycle of the magazine distribution business. Because the magazine distribution business and Advance Pay program cash requirements peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter.

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

Net cash provided by financing activities was $3.7 and $4.7 million for the six months ended July 31, 2004 and 2003, respectively.

Financing activities in the first six months of fiscal year 2005 consisted of proceeds from the sale of 3.8 million shares of common stock. The proceeds of $40.5 million (net of underwriting and related expenses) from the sale were utilized to repay the Wells Fargo Foothill term loan, the Hilco Capital note payable and the notes payable to former owners ($20.7 million) as well the net pay down of the revolving credit facility ($9.8 million). Additional payments on note payables were made of approximately $0.8 million. In addition, the cash provided by the activities noted above were offset by an $8.8 million decrease in checks issued and outstanding at July 31, 2004. Finally, the exercise of employee stock options in the period generated approximately $3.3 million.

Financing activities for the first six months of fiscal year 2004 consisted primarily of borrowings on our credit facilities ($8.3 million) to pay for the acquisition of a customer list and working capital needs. These borrowings were partially offset by a $3.5 million reduction of checks issued and outstanding at July 31, 2003.

DEBT

At July 31, 2004, our total debt obligations were $5.2 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under the Revolving Credit facility and the magazine export agreement.

On October 30, 2003, we entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables us to borrow up to $45.0 million under a revolving credit facility. The credit agreement expires on October 30, 2006 and is secured by all of the assets of the Company.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.25% at July 31, 2004) plus up to 0.5% based on an availability calculation and carries a facility fee of -1/4% per annum on the difference between $45.0 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letters of credit. The balance on the credit facility at July 31, 2004 was $1.98 million. The term note was paid in full during the quarter ended April 30, 2004.

In August 2004, the Company amended the credit facility with Wells Fargo Foothill. The amended facility provides a $10 million term note payable that bears interest at the prime rate plus 2.0%. In addition, the Company reduced the $45.0 million revolving credit facility to $40.0 million however the total credit facility remains $50.0 million.

Availability under the revolving facility is limited by a borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $20.3 million at July 31, 2004.

On October 30, 2003, we entered into a credit agreement with Hilco Capital. The note payable had a face value of $15.0 million and was recorded net of the original issuance discount related to the fair value of warrants issued concurrently with the note. The note payable bears current interest at a rate equal to the greater of the prime rate (4.25% at April 30, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement on October 30, 2006. The Company repaid all but a nominal amount of the note payable during the six month period ended July 31, 2004.

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

      - making capital expenditures in excess of $3.8 million during fiscal year 2005 and $3.4 million during fiscal year 2006 and each subsequent fiscal year.

We were in compliance with each of these financial and operating covenants at July 31, 2004.

Amounts owed related to the magazine export agreement consist of 9 quarterly payments of approximately $.4 million beginning in January 2004. The balance outstanding under this agreement at July 31, 2004 was $3.1 million

A note payable, due in fiscal 2003, in the principal amount of $1.6 million to the previous owner of an acquired company was being disputed by the Company under the conditions of the acquisition agreement. The Company received a favorable arbitration ruling during the fourth quarter of fiscal 2004, and in March 2004, we settled the remaining note payable, interest accrued thereon and the indemnification claim by the Company for $1.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates to credit facilities with Wells Fargo Foothill and a note payable to Hilco Capital. See "--- Liquidity and Capital Resources --- Debt"

The revolving credit facility with Wells Fargo Foothill has an outstanding principal balance of approximately $1.98 million at July 31, 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.25% at July 31, 2004) plus a margin specified in the credit agreement (0.00% at July 31, 2004).

The term note payable with Wells Fargo Foothill was paid in full in March 2004.

The note payable with Hilco Capital was, except for a nominal amount, repaid in March 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.25% at July 31, 2004) plus 7.75% as specified in the credit agreement.

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

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $1.4 million, which represented 1.5% of our revenues for the quarter ended July 31, 2004. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of foreign titles (or sale to domestic brokers who facilitate the export) totaled $9.7 million for the quarter ended July 31, 2004 or 10.6% of total revenues. For the most part, our export revenues are denominated in dollars and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price due to a decline in the local currency relative to the dollar could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic gross distribution of imported titles totaled approximately $47.0 million (of a total $242.7 million or 19.4%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pound sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices then comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of the Shareholders of the Company was held on July 14, 2004. Of the 23,077,968 shares entitled to vote at such meeting, 19,839,562 shares were present at the meeting in person or by proxy.

      (b) Each of the management nominees for election as Class III directors was duly elected to serve an additional term of three years expiring in 2007. These individuals joined the directors James R. Gillis, Aron S. Katzman, Randall S. Minix, Harry L. "Terry" Franc, III, Kenneth F. Teasdale and Allan R. Lyons whose terms of office continued after the Company's 2004 Annual Meeting of Shareholders. The number of shares voted for and against/withheld were as follows:

                                                               Against/
                                      For                      Withheld
                                      ---                      --------
S. Leslie Flegel                   18,227,107                  1,612,455
A. Clinton Allen                   19,100,163                    739,399

ITEM 5. OTHER INFORMATION

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            See Exhibit Index

      (b)   Reports on Form 8-K.

            During the quarter ended July 31, 2004, the Company filed two Reports on Form 8-K as described below:

  DATE FILED            ITEM REPORTED                   FINANCIAL STATEMENTS FILED
  ----------            -------------                   --------------------------
May 21, 2004              Item 9          Announced estimate of revenue recorded in first
                                          fiscal quarter of the 2005 fiscal year

June 10, 2004             Item 12         Condensed Consolidated Balance Sheets and
                                          Statements of Operations at April 30, 2004 and
                                          January 31, 2004 and for the fiscal quarter ended
                                          April 30, 2004 and 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 09, 2004

                                         SOURCE INTERLINK COMPANIES, INC.

                                         /s/ Marc Fierman
                                         ---------------------------------------
                                         Marc Fierman
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
31.1        Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer

31.1        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer

32.1        Section 1350 Certification of Principal Executive Officer and
            Principal Financial Officer