Form 10-Q
period 2004-10-31
SOURCE INTERLINK COMPANIES INC
filed 2004-12-10
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

      For the quarterly period ended October 31, 2004

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the transition period from _________ to _________

      Commission file number   1-13437

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               MISSOURI                                     43-1710906
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

27500 RIVERVIEW CENTER BLVD., SUITE 400
      BONITA SPRINGS, FLORIDA                                34134
---------------------------------------                ------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (239) 949-4450
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding on December 9, 2004
----------------------------            --------------------------------
Common Stock, $.01 Par Value                     23,735,173

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                                                                                          Page
                                                                                          ----
                                 PART I - FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of
              October 31, 2004 and January 31, 2004                                          1

              Consolidated Statements of Income for the three months
              and nine months ended October 31, 2004 and 2003                                3

              Consolidated Statement of Stockholders'
              Equity for the nine months ended October 31, 2004                              4

              Consolidated Statements of Cash Flows for the
              nine months ended October 31, 2004 and 2003                                    5

              Notes to Consolidated Financial Statements                                  6-12

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                     13

ITEM  3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                     27

ITEM  4.      CONTROLS AND PROCEDURES                                                       28

                                  PART II - OTHER INFORMATION

ITEM  1.      LEGAL PROCEEDINGS                                                             29

ITEM  2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                   29

ITEM  3.      DEFAULTS UPON SENIOR SECURITIES                                               29

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           29

ITEM  5.      OTHER INFORMATION                                                             29

ITEM  6.      EXHIBITS AND REPORTS ON FORM 8-K                                              29

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                  (in thousands)

                                                         (unaudited)
                                                         October 31,     January 31,
                                                            2004             2004
ASSETS
CURRENT
      Cash                                                $   1,584       $   4,963
      Trade receivables                                      65,737          41,834
      Purchased claims receivable                             3,324           5,958
      Inventories                                            14,114          17,241
      Income taxes receivable                                 1,049           2,067
      Deferred tax asset                                      3,405           2,915
      Advances under magazine export agreement                1,525           6,830
      Other                                                   4,345           2,536
                                                          ---------       ---------
TOTAL CURRENT ASSETS                                         95,083          84,344
                                                          =========       =========
Property, Plants and Equipment                               35,114          29,145
Less accumulated depreciation and amortization              (13,382)        (10,582)
                                                          ---------       ---------
NET PROPERTY, PLANTS AND EQUIPMENT                           21,732          18,563
                                                          =========       =========
OTHER ASSETS
      Goodwill, net                                          63,087          45,307
      Intangibles, net                                       13,179           7,931
      Deferred tax asset                                        652             908
      Other                                                   6,652           7,048
                                                          ---------       ---------
TOTAL OTHER ASSETS                                           83,570          61,194
                                                          =========       =========
                                                          $ 200,385       $ 164,101
                                                          =========       =========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                (in thousands, except par value)

                                                                                       (unaudited)
                                                                                       October 31,   January 31,
                                                                                           2004         2004
                                                                                       -----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
      Checks issued against future advances on revolving credit facility               $     2,951    $  14,129
      Accounts payable and accrued expenses, net of allowance for returns of
      $53,076 and $57,842 at October 31 and January 31, 2004 respectively                   35,994       44,741
      Deferred revenue                                                                       1,738        1,680
      Current maturities of long-term debt                                                   2,491        4,059
      Other current liabilities                                                                 82          317
                                                                                       -----------    ---------
TOTAL CURRENT LIABILITIES                                                                   43,256       64,926
Debt, less current maturities                                                               31,570       31,541
Other long-term liabilities                                                                  1,901          560
                                                                                       -----------    ---------
TOTAL LIABILITIES                                                                           76,727       97,027
                                                                                        ==========    =========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
      Preferred Stock, $0.01 par  (2,000 shares authorized; none issued)                         -            -
      Common Stock, $0.01 par  (40,000 shares authorized; 23,663 and 18,991
      shares issued)                                                                           237          190
      Additional paid-in-capital                                                           149,178      102,297
                                                                                       -----------    ---------
      Total contributed capital                                                            149,415      102,487
Accumulated deficit                                                                        (26,765)     (35,778)
Accumulated other comprehensive income:
           Foreign currency translation                                                      1,575          932
                                                                                       -----------    ---------
                                                                                           124,225       67,641
Less: Treasury Stock (100 at cost)                                                            (567)        (567)
                                                                                       -----------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                                 123,658       67,074
                                                                                        ==========    =========
                                                                                        $  200,385    $ 164,101
                                                                                        ==========    =========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     (unaudited)

                                           (in thousands, except per share data)

                                                       Three Months Ended Oct. 31,     Nine Months Ended Oct. 31,
                                                          2004            2003             2004           2003
                                                       ----------      ----------       ---------      ----------
Revenues                                               $   96,045      $   92,229       $ 273,175      $  258,687
Costs of Revenues                                          69,621          67,291         199,822         189,986
                                                       ----------      ----------       ---------      ----------
Gross Profit                                               26,424          24,938          73,353          68,701
Selling, General and Administrative Expense                14,135          13,028          40,874          39,763
Fulfillment Freight                                         5,611           4,516          15,244          12,995
Relocation Expenses                                             -               -           1,552           1,730
                                                       ----------      ----------       ---------      ----------
Operating Income                                            6,678           7,394          15,683          14,213
                                                       ----------      ----------       ---------      ----------
Other Income (Expense)

      Write off of deferred financing costs and
      original issue discount                                   -            (865)         (1,494)           (865)
      Interest expense                                       (442)           (844)         (1,319)         (2,915)
      Interest income                                          34              69             140             230
      Other                                                   140              37             207             168
                                                       ----------      ----------       ---------      ----------
Total Other Income (Expense)                                 (268)         (1,603)         (2,466)         (3,382)
                                                       ----------      ----------       ---------      ----------
Income Before Income Taxes                                  6,410           5,791          13,217          10,831
Income Tax Expense                                          2,032           1,695           4,204           3,115
                                                       ----------      ----------       ---------      ----------
Net Income                                             $    4,378      $    4,096       $   9,013      $    7,716
                                                       ==========      ==========       =========      ==========
Earnings per Share - Basic                             $     0.19      $     0.22       $    0.40      $     0.42
Earnings per Share - Diluted                                 0.18            0.20            0.37            0.40

Weighted Average of Shares Outstanding - Basic             23,374          18,544          22,727          18,378
Weighted Average of Shares Outstanding - Diluted           24,924          20,285          24,606          19,487
                                                       ==========      ==========       =========      ==========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                                 Other
                                 Common Stock      Additional                Comprehensive     Treasury Stock         Total
                               -----------------   Paid - in    Accumulated     Income        -----------------   Stockholders'
                               Shares    Amount     Capital       Deficit       (Loss)        Shares    Amount        Equity
                               -------  --------  -----------   -----------  -------------    ------   --------   -------------
Balance, January 31, 2004       18,991  $    190  $  102,297    $  (35,778)   $        932     (100)   $  (567)    $   67,074
Net income                           -         -           -         9,013               -        -          -          9,013
Foreign currency translation         -         -           -             -             643        -          -            643
                                                                                                                   ----------
Comprehensive income                                                                                                    9,656
                                                                                                                   ----------
Sale of stock, $11.50 per
share (net of offering costs
of $3,226)                       3,800        38      40,436                                                           40,474
Exercise of stock options          872         9       4,929             -               -        -          -          4,938
Tax benefit of stock options
exercised                            -         -       1,516             -               -                              1,516
                                ------  --------  ----------    ---------     ------------    ----     -------     ----------
Balance, October 31, 2004       23,663  $    237  $  149,178    $ (26,765)    $      1,575    (100)    $  (567)    $  123,658
                                ======  ========  ==========    =========     ============    ====     =======     ==========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                  (in thousands)

Nine months ended October 31,                                                         2004           2003
-----------------------------                                                     ------------   -----------
OPERATING ACTIVITIES
     Net income                                                                   $      9,013   $     7,716
     Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                                                    4,018         3,046
        Provision for losses on accounts receivable                                        593         1,588
        Write off of deferred financing costs and original issue discount                1,494           865
        Deferred income taxes                                                             (234)       (2,084)
        Other                                                                              266           514
        Changes in assets and liabilities (excluding business acquisitions):
           Increase in accounts receivable                                             (24,751)      (20,555)
           Decrease in inventories                                                       3,364            67
           Decrease in other assets                                                        622           178
           (Decrease) increase in accounts payable and accrued expenses                (14,254)       11,261
                                                                                  ------------   -----------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                        (19,869)        2,596
                                                                                  ------------   -----------
INVESTMENT ACTIVITIES

     Capital expenditures                                                               (4,069)       (1,434)
     Purchase of claims                                                                (66,592)      (51,347)
     Payments received on purchased claims                                              69,227        56,665
     Acquisition of claim filing contracts                                             (12,915)            -
     Acquisition of net assets of wholesale magazine distributor                        (3,342)            -
     Collections (advances) under magazine export agreement                              5,306        (4,677)
     Payments under import agreement                                                    (1,500)       (1,000)
     Payments under magazine export agreement                                                -        (1,400)
     Other                                                                                (401)            -
                                                                                  ------------   -----------
CASH USED IN INVESTING ACTIVITIES                                                      (14,286)       (3,193)
                                                                                  ------------   -----------
FINANCING ACTIVITIES

     Decrease in checks issued against revolving credit facilities                     (11,178)       (5,528)
     Borrowings (Repayments) under credit facilities                                     8,961       (15,667)
     Proceeds from the issuance of notes payable                                        10,000        20,000
     Payments of notes payable                                                         (22,419)         (670)
     Proceeds from the issuance of common stock                                         45,412         1,869
                                                                                  ------------   -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                                   30,776             4
                                                                                  ------------   -----------
DECREASE IN CASH                                                                        (3,379)         (593)

CASH, beginning of period                                                                4,963         5,570
                                                                                  ------------   -----------
CASH, end of period                                                               $      1,584   $     4,977
                                                                                  ============   ===========

1.    BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position at October 31, 2004, and the results of operations and cash flows for the three months and nine months ended October 31, 2004 and 2003, have been included.

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

2.    ACQUISITION AND BUSINESS COMBINATIONS

Magazine Import Agreement

In May, 2002, the Company entered into an agreement giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement calls for an initial payment of $2.0 million, $1.0 million in fiscal 2004 and additional contingent payments up to $2.5 million spread over the two years ended May 2005 based on the overall gross profit generated from the sale of these titles. Guaranteed payments and earned contingent payments under this agreement are included in intangible assets and are being amortized over ten years, the term of the agreement (See Note 12).

Magazine Export Agreement

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a group of domestic magazine titles. The agreement calls for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company's international sales of these titles. Guaranteed payments under this agreement were capitalized at inception and are included in intangible assets and are being amortized over fifteen years, the term of the agreement. The remaining guaranteed balances due under the agreement are included in Debt. Under the agreement, the Company agreed to pay the prior owner's outstanding trade payables out of the collections of the prior owner's outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection are to be settled at a future date. At October 31, 2004 payments in excess of collections amounted to approximately $1.5 million (See Note 12).

PROMAG Retail Services, LLC Acquisition

In August 2004, the Company acquired all customer based intangibles (i.e., all market composition, market share and other value) of the claiming and information services of PROMAG Retail Services, LLC ("Promag") for approximately $13.2 million. Of the $13.2 million purchase price, $10.0 million was funded from the term loan described in footnote 5 and $0.75 million in a promissory note payable over a three year period to Promag. Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent throughout the United States and Canada. Goodwill and other intangible assets recorded in connection with the transaction totaled $13.2 million. The intangible assets are subject to amortization and consist primarily of customer contracts and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 12.77 years. Pro forma results have not been shown due to the insignificance of the acquisition.

Goodwill and other intangible assets at the date of acquisition of Promag are based on a preliminary independent valuation study, therefore reported amounts may change based on finalization which is expected to occur during the fourth quarter of 2005.

Empire State News Corp. Acquisition

In September 2004, the Company acquired substantially all of the operating assets and liabilities of Empire State News Corp. ("Empire"), a magazine wholesaler in northwest New York State for approximately $5.0 million. The purchase price consisted of $3.3 million of cash paid and $1.6 million of deferred consideration in the form of two notes payable (see footnote 4) and deferred compensation, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of Empire's operations have been included in our consolidated statements of income since September 26, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with FAS 141, Business Combinations ("FAS 141"). Goodwill recorded in connection with the transaction totaled $8.7 million. Pro forma results have not been shown due to the insignificance of the acquisition.

Estimated fair values of assets acquired and liabilities assumed at the date of acquisition of Empire News are based on preliminary independent appraisals and valuation studies, therefore reported amounts may change based on finalization which is expected to occur during the fourth quarter of 2005.

3.    TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                                             October 31, 2004     January 31, 2004
                                             ----------------     ----------------
Accounts Receivable                            $    133,629          $  112,504
Allowance:
     Sales returns and other                         63,765              66,102
     Doubtful accounts                                4,127               4,568
                                               ------------          ----------
                                                     67,892              70,670
                                               ------------          ----------
                                               $     65,737          $   41,834
                                               ============          ==========

4.    INVENTORIES

Inventories consist of the following (in thousands):

                                             October 31, 2004     January 31, 2004
                                             ----------------     ----------------
Raw materials                                   $     2,250          $    2,278
Work-in-process                                       1,789               1,973
Finished goods:
     Fixtures                                         1,146                 761
     Magazine inventory                               8,929              12,229
                                                -----------          ----------
                                                $    14,114          $   17,241
                                                ===========          ==========

In the event of non-sale, magazine inventories are generally returnable to the publishers for full credit.

5.    DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                       October 31,     January 31,
                                                          2004            2004
                                                       -----------   -----------
Revolving Credit facility - Wells Fargo Foothill       $    20,695   $    11,735
Note payable - Wells Fargo Foothill                          9,750         4,083
Note payable - Hilco Capital, net of original
 issuance discount                                               -        14,142
Guaranteed payments under magazine export
 agreement (Note 2)                                          2,163         3,850

Notes payable to former owners of acquired company               -         1,613
Notes payable to former owners of Empire                     1,200             -
Other                                                          253           177
                                                       -----------   -----------
Debt                                                        34,061        35,600
Less current maturities                                      2,491         4,059
                                                       -----------   -----------
Debt, less current maturities                          $    31,570   $    31,541
                                                       ===========   ===========

Wells Fargo Foothill Credit Facility

On October 30, 2003, the Company entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables the Company to borrow up to $45.0 million under a revolving credit facility and provided a $5.0 million term note payable. The credit agreement is secured by all of the assets of the Company.

In August 2004, the Company amended the credit facility with Wells Fargo Foothill. The amended facility now extends through October 31, 2009 and provides for a $10 million term note payable that bears interest at the prime rate plus 2.0% (6.75% at October 31, 2004). In addition, the Company reduced the $45.0 million revolving credit facility to $40.0 million; however the total credit facility remains $50.0 million. The term note is payable over five years with initial quarterly installments of $0.25 million payable over four quarters beginning October 31, 2004. The quarterly installments increase to $0.35, $0.50, $0.65 and $0.75 million, respectively, over the subsequent four years.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.75% at October 31, 2004) plus a margin up to 0.5% (the applicable margin was 0.0% at October 31, 2004) based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $40 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits.

The original $5.0 million term note payable bore interest at a rate equal to the prime rate plus 2.5%. The note was payable in equal principal installments of $0.1 million per month plus current interest. The balance on the note payable was paid in full during the quarter ended April 30, 2004.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. At October 31, 2004, the impact of relocating and consolidating certain distribution fulfillment centers resulted in non-compliance with the Company's capital expenditure covenant. The Company received a permanent waiver from its lender with respect to this non-compliance and an amendment, which changed the financial covenant through January 31, 2005. Management anticipates the Company being in compliance with the amended covenant prospectively.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in unused availability, after consideration of outstanding letters of credit, of $11.4 million at October 31, 2004.

Hilco Capital Note Payable

On October 30, 2003, the Company entered into a credit agreement with Hilco Capital. The note bore a value at maturity of $15.0 million and was recorded net of the original issuance discount. Upon the closing of the agreement, Hilco received a five year warrant to purchase up to 400,000 shares of the Company's common stock at $8.04 per share. The warrants were valued at $.9 million using a Black Scholes option pricing model. The value of these warrants was recorded as an original issuance discount to the term loan and was to be amortized over the term of the loan using the effective interest method. All but a nominal amount of the term loan was paid during the quarter ended April 30, 2004 and the balance was paid in full during the quarter ended October 31, 2004. In conjunction with the prepayment of notes payable, the remaining original issue discount of approximately $0.86 million and $0.64 million of deferred financing costs were written off.

Notes Payable to Former Owners of Acquired Companies

In connection with the acquisition of the assets of Empire, the Company issued notes payable totaling $1,200,000 to Empire and one of the former owners of Empire. The notes payable bear interest at the lowest rate per annum allowable under the Internal Revenue Service Code Section 1274, which was 2.35% as of October 31, 2004 and are payable ratably over four fiscal years beginning with the quarter ending January 31, 2005.

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

The aggregate amount of debt maturing in each of the next five fiscal years is as follows (in thousands):

                              Amount
                            --------
2005                        $  1,279
2006                           3,067
2007                           2,248
2008                           2,466
2009                           2,805
Thereafter                    22,196
                            --------
                            $ 34,061
                            ========

6.    SHAREHOLDERS' EQUITY

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

7.    EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                Three Months Ended        Nine Months Ended
                                                                    October 31,              October 31,
                                                                 2004         2003        2004        2003
                                                                ------       ------      ------      ------
Basic weighted average number of common shares outstanding      23,374       18,544      22,727      18,378

Effect of dilutive securities:
   Stock options and warrants                                    1,550        1,741       1,879       1,109
                                                                ------       ------      ------      ------
Diluted weighted average number of common shares outstanding    24,924       20,285      24,606      19,487
                                                                ======       ======      ======      ======

For the quarter ended October 31, 2004, stock options to purchase 524 shares were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period. All warrants convertible into shares were included in the calculation above as their conversion price was less than the average market price of the common shares during the period.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Nine Months Ended October 31,                2004                2003
-----------------------------            -----------            -----
Interest                                 $     1,334            2,524

Income Taxes                             $     1,101             (875)
                                         ===========            =====

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

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                            Three Months Ended              Nine Months Ended
                                                  October 31,                  October 31,
                                             2004            2003          2004          2003
                                           --------       ---------      --------      --------
Net income                                 $  4,378       $   4,096      $  9,013      $  7,716
Stock compensation costs, net of tax            (89)           (320)         (267)         (960)
                                           --------       ---------      --------      --------
Adjusted net income                        $  4,289       $   3,776      $  8,746      $  6,756
                                           --------       ---------      --------      --------
Weighted average shares, basic               23,374          18,544        22,727        18,378
Weighted average shares, diluted             24,924          20,285        24,606        19,487

Basic earnings per share - as reported     $   0.19       $    0.22      $   0.40      $   0.42
Diluted earnings per share - as reported   $   0.18       $    0.20      $   0.37      $   0.40

Basic earnings per share - pro-forma       $   0.18       $    0.21      $   0.38      $   0.37
Diluted earnings per share - pro-forma     $   0.17       $    0.19      $   0.36      $   0.35
                                           ========       =========      ========      ========

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

January 31,                                             2004                  2003
-----------------------                               ----------              ----
Dividend yield                                                0%                 0%
Expected volatility                                        0.50               0.50
Risk-free interest rate                               2.18-2.25%              2.16%
                                                      =========               ====

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

Shared Services consists of overhead functions not allocated to individual operating segments. Segment results follow (in thousands):

                                        Magazine         In-Store           Wood                Other
Three Months Ended October 31, 2004   Distribution       Services      Manufacturing     (Shared Services)   Consolidated
-----------------------------------   ------------       --------      -------------     -----------------   ------------
Revenue                                 $  75,226        $ 14,021         $ 6,798             $      -         $  96,045
Cost of Revenue                            56,125           7,970           5,526                    -            69,621
                                        ---------        --------         -------             --------         ---------
Gross Profit                               19,101           6,051           1,272                    -            26,424
Selling, General & Administrative           7,655           2,152             310                4,018            14,135
Freight Distribution                        5,611               -               -                    -             5,611
                                        ---------        --------         -------             --------         ---------
Operating Income                        $   5,835        $  3,899             962              $(4,018)        $   6,678
                                        =========        ========         =======             ========         =========
Total Assets                            $  68,823        $ 93,074         $17,760             $ 20,728         $ 200,385
                                        =========        ========         =======             ========         =========

                                        Magazine         In-Store           Wood                Other
Nine Months Ended October 31, 2004    Distribution       Services      Manufacturing     (Shared Services)   Consolidated
----------------------------------    ------------       --------      -------------     -----------------   ------------
Revenue                               $    214,723       $ 40,003         $18,449           $        -          $273,175
Cost of Revenue                            162,646         22,260          14,916                    -           199,822
                                      ------------       --------         -------           ----------          --------
Gross Profit                                52,077         17,743           3,533                    -            73,353
Selling, General & Administrative           22,264          6,052             925               11,633            40,874
Freight Distribution                        15,244              -               -                    -            15,244
Relocation Expense                           1,552              -               -                    -             1,552
                                      ------------       --------         -------           ----------          --------
Operating Income                      $     13,017       $ 11,691         $ 2,608           $  (11,633)         $ 15,683
                                      ============       ========         =======           ==========          ========

                                        Magazine         In-Store           Wood                Other
Three Months Ended October 31, 2003   Distribution       Services      Manufacturing     (Shared Services)   Consolidated
-----------------------------------   ------------       --------      -------------     -----------------   ------------
Revenue                                 $ 68,068         $ 17,417        $  6,744            $       -         $  92,229
Cost of Revenue                           52,008            9,522           5,761                    -            67,291
                                        --------         --------        --------            ---------         ---------
Gross Profit                              16,060            7,895             983                    -            24,938
Selling, General & Administrative          7,026            2,061             322                3,619            13,028
Freight Distribution                       4,516                -               -                    -             4,516
                                        --------         --------        --------            ---------         ---------
Operating Income                        $  4,518         $  5,834             661            $ (3,619)         $   7,394
                                        ========         ========        ========            =========         =========
Total Assets                              52,707         $ 83,722        $ 17,439            $  27,715         $ 181,583
                                        ========         ========        ========            =========         =========

                                        Magazine         In-Store           Wood                Other
Nine Months Ended October 31, 2003    Distribution       Services      Manufacturing     (Shared Services)   Consolidated
----------------------------------    ------------       --------      -------------     -----------------   ------------
Revenue                                 $ 197,719        $ 46,353         $14,615            $       -          $258,687
Cost of Revenue                           151,268          26,110          12,608                    -           189,986
                                        ---------        --------         -------            ---------          --------
Gross Profit                               46,451          20,243           2,007                    -            68,701
Selling, General & Administrative          21,384           6,404           1,074               10,901            39,763
Freight Distribution                       12,995               -               -                    -            12,995
Relocation Expense                          1,654               -               -                   76             1,730
                                        ---------        --------         -------            ---------          --------
Operating Income                        $  10,418        $ 13,839             933            $ (10,977)         $ 14,213
                                        =========        ========         =======            =========          ========

12.   SUBSEQUENT EVENTS

Alliance Entertainment Corp. Acquisition

On November 18, 2004, Source Interlink Companies, Inc. ("Source"), Alliance Entertainment Corp. ("Alliance") and Alligator Acquisition, LLC ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Concurrently, and in connection therewith, (i) Source and Alliance entered into identical voting agreements (the "Source Voting Agreements") with each of certain directors and officers of Source and (ii) Source, Alliance and AEC Associates, LLC (the "Principal Alliance Stockholder") entered into a voting agreement (the "Alliance Voting Agreement").

Source will issue to Alliance equityholders a number of shares of its common stock (including shares reserved for issuance pursuant to outstanding options, warrants and other rights assumed by Source) equal to Source's common stock outstanding prior to the closing of the merger (including those shares issuable for outstanding options, warrants and other rights). In addition, all outstanding Alliance stock options, warrants and other rights would be assumed by Source. As a condition to the merger, all shares of the preferred stock of Alliance would be converted into shares of the common stock of Alliance. The equityholders of Alliance and the equityholders of Source will each hold 50% of the fully diluted capitalization of the combined company at the closing.

Source and Alliance have agreed that, immediately after the completion of the merger, the board of directors of Source will consist of eleven directors, including (i) six members designated by Source, three of whom will be independent, and (ii) five members designated by Alliance, three of whom will be independent.

Source and Alliance have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to
(A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the merger and related transactions, and (iii) subject to certain exceptions, for their respective boards of directors to recommend adoption and approval by its stockholders of the Merger Agreement and related transactions.

Consummation of the merger is subject to various conditions, including, among other things, the approval by the stockholders of Source and Alliance, no legal impediment to the merger, the receipt of required regulatory approvals, receipt of existing lender consent and completion of a distribution by Alliance of its assets related to its "All Media Guide" and Digital On-

Demand" businesses. The Merger Agreement contains certain termination rights for both Source and Alliance, and further provides that, upon termination of the Merger Agreement under specified circumstances Source may be required to pay Alliance a termination fee of $5 million.

Sale of Secondary Wholesale Distribution Operations

In November 2004, the Company sold its secondary wholesale distribution operations and received net sales proceeds of approximately $1.4 million. The sale of the business is not expected to result in a gain or loss for financial reporting purposes.

Magazine Import and Export Acquisition Worldwide purchases

In November 2004, the Company entered into an agreement to terminate leases under the magazine import and the magazine export agreements and acquire all import and export assets, naming rights and other intangibles including a non-compete by the seller. The purchase price of the import and export businesses (after an allowed reduction of the purchase price for payments made by the Company under the prior lease agreements) was approximately $14.1 million. The purchase price was comprised of $4.2 million paid in cash on the last business day of November 2004 and notes payable in the amount of $9.9 million, payable over 13 quarters in equal installments of $0.7 million. In addition, a second note payable in the amount of $0.99 million is payable in full on May 1, 2005.

Since the Company has historically operated these magazine import and export businesses under leases, results of operations for the import and export businesses are included in the statement of operations for the nine month periods ended October 31, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          A CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Some of the information in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words "believe," "expect," "anticipate,' "estimate," "project," or similar expressions. Other statements in this report that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters and other possible or future actions. These statements involve estimates, assumptions and predictions made by our management and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and elsewhere in this report:

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

      - Our Magazine Fulfillment group provides domestic and foreign titled magazines to specialty retailers, such as bookstores and music stores, and to mainstream retailers, such as supermarkets, discount stores, drug stores, convenience stores and newsstands. This group also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide. We provide fulfillment services to more than 23,000 retail stores, 7,000 of which also benefit from our selection and logistical procurement services.

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

REVENUES

The Magazine Fulfillment group derives revenues from:

      - selling and distributing magazines, including domestic and foreign titles, to specialty and mainstream retailers throughout the United States and Canada,

      - exporting domestic titles internationally to foreign wholesalers or through domestic brokers,

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

RELOCATION EXPENSES

Relocation expenses in 2003 consisted primarily of the cost of transferring existing employees and offices from their former locations in High Point, North Carolina, St. Louis, Missouri, and San Diego, California, to our new offices in Bonita Springs, Florida. In addition, during the nine months ended October 31, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, Ohio to Harrisburg, Pennsylvania, which was completed by April 30, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our operations (in thousands):

                                                  2004                             2003
                                                          MARGIN                            MARGIN
THREE MONTHS ENDED OCTOBER 31,            AMOUNT             %             AMOUNT             %
------------------------------           --------         ------         ----------         ------
Magazine Fulfillment
  Revenue                                $ 75,226                        $   68,068
  Cost of revenue                          56,125                            52,008
  Gross profit                             19,101          25.4%             16,060          23.6%
  Operating expense (1)                    13,266                            11,542
  Operating income                          5,835           7.8%              4,518           6.6%

In-Store Services
  Revenue                                $ 14,021                        $   17,417
  Cost of revenue                           7,970                             9,522
  Gross profit                              6,051          43.2%              7,895          45.3%
  Operating expense  (1)                    2,152                             2,061
  Operating income                          3,899          27.8%              5,834          33.4%

Wood Manufacturing
  Revenue                                $  6,798                        $    6,744
  Cost of revenue                           5,526                             5,761
  Gross profit                              1,272          18.7%                983          14.6%
  Operating expense  (1)                      310                               322
  Operating income                            962          14.2%                661           9.8%

Shared Services
  Revenue                                $      -                        $        -
  Cost of revenue                               -                                 -
  Gross profit                                  -                                 -
  Operating expense  (1)                    4,018            n/a              3,619            n/a
  Relocation expenses                           -                                 -
  Operating loss                           (4,018)           n/a             (3,619)           n/a

Total
  Revenue                                $ 96,045                        $   92,229
  Cost of revenue                          69,621                            67,291

Gross profit                             26,424          27.5%             24,938          27.0%
Operating expense (1)                    19,746                            17,544
Operating income                          6,678           7.0%              7,394           8.0%
                                         ======          ====              ======          ====

(1) Operating expenses include selling, general and administrative expenses, fulfillment freight and amortization of goodwill.

                                                    2004                      2003
                                                             MARGIN                  MARGIN
NINE MONTHS ENDED OCTOBER 31,              AMOUNT              %       AMOUNT           %
-----------------------------            ----------          ------  ----------      ------
Magazine Fulfillment
  Revenue                                $  214,723                  $  197,719
  Cost of revenue                           162,646                     151,268
  Gross profit                               52,077          24.3%       46,451       23.5%
  Operating expense (1)                      37,508                      34,379
  Relocation expenses                         1,552                       1,654
  Operating income                           13,017           6.1%       10,418        5.3%

In-Store Services
  Revenue                                $   40,003                  $   46,353
  Cost of revenue                            22,260                      26,110
  Gross profit                               17,743          44.4%       20,243       43.7%
  Operating expense  (1)                      6,052                       6,404
  Operating income                           11,691          29.2%       13,839       29.9%

Wood Manufacturing
  Revenue                                $   18,449                  $   14,615
  Cost of revenue                            14,916                      12,608
  Gross profit                                3,533          19.2%        2,007       13.7%
  Operating expense  (1)                        925                       1,074
  Operating income                            2,608          14.1%          933        6.4%

Shared Services
  Revenue                                $        -                  $        -
  Cost of revenue                                 -                           -
  Gross profit                                    -                           -
  Operating expense  (1)                     11,633           n/a        10,901        n/a
  Relocation expenses                             -                          76
  Operating loss                            (11,633)          n/a       (10,977)       n/a

Total
  Revenue                                $  273,175                  $  258,687
  Cost of revenue                           199,822                     189,986
Gross profit                                 73,353          26.9%       68,701       26.6%
Operating expense (1)                        56,118                      52,758
Relocation expenses                           1,552                       1,730
Operating income                             15,683           5.7%       14,213        5.5%
                                             ======          ====        ======       ====

(1) Operating expenses include selling, general and administrative expenses, fulfillment freight and amortization of goodwill.

REVENUES

THREE MONTHS ENDED OCTOBER 31, 2004, AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003

Revenues for the quarter ended October 31, 2004 increased $3.8 million, or 4.1%, from the prior year due primarily to an increase in revenue in our Magazine Fulfillment group as described below.

Magazine Fulfillment group's revenues were $75.2 million, an increase of $7.1 million or 10.5% as compared to the quarter ended October 31, 2003. The group's revenues for the three months ended October 31 are comprised of the following components (in thousands):

                                              2004      2003    Change
                                           ---------  -------  -------
Domestic distribution                      $  60,690  $54,025  $ 6,665
Export distribution                            8,576    9,206     (630)
Secondary wholesale distribution               5,291    4,629      662
Other                                          1,047      613      434
Intra-segment sales                             (378)    (405)      27
                                           ---------  -------  -------
Total                                      $  75,226  $68,068  $ 7,158
                                           =========  =======  =======

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. The $6.7 million increase in domestic distribution relates primarily to a $25.2 million increase in gross distribution partially offset by an estimated higher return rate. The increase in gross distribution related both to an increase in copies distributed as well as an increase in the amount billed per copy. Gross domestic distribution to our two largest specialty retail customers increased $9.2 million. Estimated sell-through for the quarter was lowered from 48.5% to 45.4%.

Revenues from our secondary wholesale operations for the quarter ended October 31, 2004 increased approximately $0.7 million due to an increase in the number of wholesale operations we serviced as compared to the quarter ended October 31, 2003. Subsequent to the period end, the Company sold its secondary wholesale distribution operations.

Our In-Store Services group revenues were $14.0 million, a decrease of $3.4 million or 19.5%, for the three months ended October 31, 2004 as compared to the comparable quarter of the prior year.

The group's revenues are comprised of the following components (in thousands):

                                             2004    2003     Change
                                           -------  -------  --------
Claim filing and information               $ 5,173  $ 3,106  $  2,067
Front end wire and services                  8,848   14,311    (5,463)
                                           -------  -------  --------
Total                                      $14,021  $17,417  $ (3,396)
                                           =======  =======  ========

Our claim filing revenues are recognized at the time the claim is paid. The increase in revenues in the current period relate primarily to the timing of the cash payments received on the claims. In addition, the Company acquired Promag Retail Services, LLC in August 2004 which also contributed to the increased revenues for the quarter.

Our front end wire and services revenues declined due to the cyclical nature of the industry. Major chains typically purchase new front-end fixtures every three years however, the use of the front end fixtures has been extending beyond this life cycle. In addition, there was a significant new customer in the quarter ended October 31, 2003 that did not recur in the quarter ended October 31, 2004.

Our Wood Manufacturing group's revenues were $6.8 million for the three months ended October 31, 2004 as compared to $6.7 million for the comparable period of the prior year.

NINE MONTHS ENDED OCTOBER 31, 2004, AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2003

Revenues for the nine month period ended October 31, 2004 increased $14.5 million, or 5.6%, from the prior year due primarily to an increase in revenue in our Magazine Fulfillment and Wood Manufacturing groups as described below.

Magazine Fulfillment group's revenues were $214.7 million, an increase of $17.0 million or 8.5% as compared to the nine months ended October 31, 2003. The group's revenues for the nine months ended October 31 are comprised of the following components (in thousands):

                                             2004        2003       Change
                                           --------    --------    -------
Domestic distribution                      $170,805    $158,793    $12,012
Export distribution                          28,731      24,947      3,784
Secondary wholesale distribution             13,380      12,913        467
Other                                         2,805       2,152        653
Intra-segment sales                            (998)     (1,086)        88
                                           --------    --------    -------
Total                                      $214,723    $197,719    $17,004
                                           ========    ========    =======

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. The $12.0 million increase in domestic distribution relates primarily to a $49.2 million increase in gross distribution partially offset by an estimated higher return rate. The increase in gross distribution related both to an increase in copies distributed as well as an increase in the amount billed per copy. Gross domestic distribution to our two largest customers increased $30.8 million. Estimated sell-through for the period was lowered from 48.5% to 44.2%.

Our export distribution began operation in March 2003. Export distribution increased $3.8 million for the nine month period ended October 31 over the comparable period of the prior year due primarily to an additional month of distribution in the current period.

Our In-Store Services group revenues were $40.0 million, a decrease of $6.3 million or 13.7%, for the nine months ended October 31, 2004 as compared to the comparable period of the prior year.

The group's revenues are comprised of the following components (in thousands):

                                             2004     2003     Change
                                           -------  -------  --------
Claim filing and information               $13,499  $ 9,874  $  3,625
Front end wire and services                 26,504   36,479    (9,975)
                                           -------  -------  --------
Total                                      $40,003  $46,353  $ (6,350)
                                           =======  =======  ========

Our claim filing revenues are recognized at the time the claim is paid. The increase in revenues in the current period relate to the timing of the cash payments received on the claims. In addition, the Company acquired Promag Retail Services, LLC in August 2004 which also contributed to the increased revenues for the nine month period ended October 31, 2004.

Our front end wire and services revenues declined due to the cyclical nature of the industry. Major chains typically purchase new front-end fixtures every three years however, the use of the front end fixtures has been extending beyond this life cycle.

The Wood Manufacturing group's revenues were $18.4 million, an increase of $3.8 million or 26.2%, for the nine months ended October 31, 2004 as compared to the comparable period of the prior year. The increase for the nine month period relates to an increase in the number of store openings and remodelings performed by our customers. In addition, we added a number of significant new customers in the second quarter of the nine month period ended October 31, 2004.

GROSS PROFIT

THREE MONTHS ENDED OCTOBER 31, 2004, AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003

Gross profit for the three months ended October 31, 2004 increased $1.5 million or 6.0%, over the same quarter in the prior fiscal year due primarily due to an increase in sales volume in our Magazine Fulfillment group.

Gross Profit in our Magazine Fulfillment group increased approximately $3.0 million or 18.9% for the quarter ended October 31, 2004 as compared to the comparable quarter of the prior year. The increase related primarily to the increased distribution revenue as described above and the improvement in gross profit margins from 23.6% to 25.4%. The gross profit margins in our domestic distribution businesses are generally higher than our export distribution and secondary wholesale businesses and, as a result, overall gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations. We have also been able to utilize the working capital raised through our equity offering and operating profits to improve selling and buying terms with some of our major suppliers and customers. In addition, we receive certain supplier rebates on gross distribution and as efficiency decreases those rebates become a greater portion of the overall gross profit contribution yielding higher gross profit margins.

Gross profit in our In-Store Services group decreased $1.8 million or 23.4% for the three months ended October 31, 2004 as compared to the comparable quarter of the prior year. The decrease in gross profit is primarily due to a decrease in revenues of the front end wire and services as described above as the gross margin percentage remained consistent.

Gross profit in our Wood Manufacturing group increased $0.3 million or 29.4% for the three months ended October 31, 2004 as compared to the comparable period of the prior year. The increase related primarily to operational efficiencies at the manufacturing facilities.

NINE MONTHS ENDED OCTOBER 31, 2004, AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2003

Gross profit for the nine months ended October 31, 2004 increased $4.7 million or 6.8%, over the same period in the prior fiscal year due primarily due to an increase in sales volume in our Magazine Fulfillment group and our Wood Division. The increase was partially offset by decreases in our In-Store Services group.

Gross Profit in our Magazine Fulfillment group increased approximately $5.6 million or 12.1% for the nine months ended October 31, 2004 as compared to the comparable period of the prior year. The increase related primarily to the increased distribution revenue as described above and the improvement in gross profit margins from 23.5% to 24.3%. The improved gross profit amounts and margin for the nine month period are related to the same items discussed in the above analysis of the quarter.

Gross profit in our In-Store Services group decreased $2.5 million or 12.3% for the nine month period ended October 31, 2004 as compared to the comparable period of the prior year. The decrease in gross profit is primarily due to a decrease in revenues as described above as the gross margin percentage remained consistent.

Gross profit in our Wood Manufacturing group increased $1.5 million or 76.0% for the nine month period ended October 31, 2004 as compared to the comparable period of the prior year. The increase related to the new business discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended October 31, 2004 increased $1.1 million or 8.5%, compared to the quarter ended October 31, 2003. Selling, general, and administrative expenses as a percent of revenues increased from 14.1% to 14.7%.

The Magazine Fulfillment group's selling, general and administrative expenses increased $0.63 million, or 9.0% over the quarter ended October 31, 2003. As a percentage of sales, selling, general and administrative expenses have decreased from 10.3% to 10.2% compared to the prior year same period due to our ability to leverage existing infrastructure over a larger base of distribution and the consolidation of our distribution center in Milan, Ohio into Harrisburg, Pennsylvania.

The selling, general, and administrative expenses of In-Store Services increased $0.09 million or 4.4%. This change is insignificant compared to the quarter ended October 31, 2003.

The selling, general, and administrative expenses of Shared Services increased $0.40 million or 11.0%. The overall increase is primarily due to Sarbanes-Oxley compliance charges and increased depreciation expense due to increased capital expenditures.

The Wood Manufacturing group's selling, general, and administrative expenses decreased $0.01 million or 3.7%. This change is insignificant compared to the quarter ended October 31, 2003.

Selling, general and administrative expenses for the nine month period ended October 31, 2004 increased $1.1 million or 2.8% compared to the nine month period ended October 31, 2003. Selling, general, and administrative expenses as a percent of revenues declined from 15.4% to 15.0%.

The Magazine Fulfillment group's selling, general, and administrative expenses increased $0.88 million, or 4.1% over the nine month period ended October 31, 2003. As a percentage of sales, selling, general and administrative expenses have decreased from 10.8% to 10.4%. The increase in overall expenses and change in those expenses as related to sales are related to the same items discussed in the above analysis of the quarter.

The selling, general, and administrative expenses of In-Store Services decreased $0.35 million or 5.5%. The decrease relates to a reduction in executive salary expense as compared to the nine month period ended October 31, 2003.

The selling, general, and administrative expenses of Shared Services increased $0.73 million or 6.7% for the nine month period ended October 31, 2004. The overall increase is primarily due to Sarbanes-Oxley compliance charges and increased depreciation expense due to increased capital expenditures.

The Wood Manufacturing group's selling, general, and administrative expenses decreased $0.15 million or 13.9% compared to the nine month period ended October 31, 2003. The decrease was attributable primarily to a head count reduction.

FULFILLMENT FREIGHT

Fulfillment freight represents the outbound freight costs of domestic distribution. It consists primarily of payments to third party carriers to provide delivery service from our distribution centers to our customer's retail stores.

Fulfillment freight expenses increased $1.1 million or 24.2%, compared to the three months ended October 31, 2003 and $2.2 million or 17.3% compared to the nine months ended October 31, 2003. Freight expense as a percent of gross domestic distribution decreased from 4.3% to 4.1% for the quarter ended October 31, 2004 and 4.1% to 4.0% for the nine month period ended October 31, 2004. The decrease is attributable to both the consolidation of our distribution center in Milan, Ohio into Harrisburg, Pennsylvania and the decrease in cost per pound as the weight increases in our freight providers pricing schedule.

RELOCATION EXPENSES

During the nine months ended October 31, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed by April 30, 2004. Relocation expenses recorded in the first quarter, including a lease termination charge and the transfer of employees and equipment, were approximately $1.6 million.

During the nine month period ended October 31, 2003, the company relocated the magazine distribution back office from San Diego, California to Bonita Springs, Florida. The total expense recorded related to this relocation was $1.7 million.

OPERATING INCOME

Operating income for the quarter ended October 31, 2004 decreased $0.7 million or 9.7%, compared to the quarter ended October 31, 2003 due to the factors described above.

Operating income for the nine months ended October 31, 2004 increased $1.5 million or 10.3%, compared to the nine months ended October 31, 2003 due to the factors described above

Operating profit margins decreased from 8.0% for the quarter ended October 31, 2003 to 7.0% for the quarter ended October 31, 2004 and increased from 5.5% for the nine month period ended October 31, 2003 to 5.7% for the nine month period ended October 31, 2004. The increase for the nine month period was due to the improvement in our gross profit coupled with increased revenue from the Wood and Magazine Fulfillment Divisions and a decrease in our selling, general, and administrative expenses as a percent of revenues.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Interest expense decreased $0.4 million or 47.6% from the quarter ended October 31, 2004 and $1.6 million or 54.8% for the nine month period ended October 31, 2004. Interest expense decreased from the prior year quarter and nine month period due to significantly lower borrowings. The lower borrowing levels are due to the raising of proceeds from the sale of 3.8 million shares of common stock.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

For the nine month periods ended October 31, 2004 and 2003, the Company recorded charges of approximately $1.5 million and $0.86 million related to the write off of deferred financing charges as a result of paying off certain debt instruments, as described below in Liquidity and Capital Resources.

INCOME TAX EXPENSE

The effective income tax rates were 31.70% and 29.3% for the quarters ended October 31, 2004 and 2003, respectively.

The effective income tax rates were 31.8% and 28.8% for the nine months ended October 31, 2004 and 2003, respectively.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by fiscal year as of October 31, 2004 (in thousands).

                                                          Payments Due by Period
                             -----------------------------------------------------------------------------
                                                Less
                                                Than                1-3            4-5            After 5
                                Total          1 year              Years          Years            Years
                             ----------      ---------          ----------      ---------       ----------
Debt obligations             $   34,061      $   1,279          $    5,315      $   5,271       $   22,196
Operating leases                 34,108          1,289               8,132          6,499           18,188
                             ----------      ---------          ----------      ---------       ----------
Total contractual cash
obligations                  $   68,169      $   2,568          $   13,447      $  11,770       $   40,384
                             ==========      =========          ==========      =========       ==========

The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                                       Notional amount expiration by period
                               -----------------------------------------------------
                                             Less
                                             Than        1-3        4-5      After 5
                                Total       1 year      Years      Years      Years
                               -------      ------      -----      -----     ------
Financial standby letters
of credit                      $ 3,750      $3,750      $   -      $   -      $   -
                               -------      ------      -----      -----      -----
Total commercial
commitments                    $ 3,750      $3,750      $   -      $   -      $   -
                               =======      ======      =====      =====      =====

OPERATING CASH FLOW

Net cash used in and provided by operating activities was $19.9 and $2.6 million for the nine months ended October 31, 2004 and 2003, respectively.

Operating cash flows for the nine months ended October 31, 2004 were primarily from net income ($9.0 million), plus non-cash charges including depreciation and amortization ($4.0 million) and provisions for losses on accounts receivable ($0.6 million), a write off of deferred financing costs and original issue discount ($1.5 million), a decrease in inventories ($3.4 million), a decrease in other assets ($0.6 million). These cash providing activities were offset by an increase in accounts receivable ($24.7 million) and a decrease in accounts payable and accrued expenses ($14.3 million).

The increase in accounts receivable for the nine months ended October 31, 2004 was primarily due to an increase in accounts receivable in our Magazine Fulfillment group. The increase was due to an overall increase in distribution levels, especially in the last month of the quarter, more lenient payment terms offered to a significant customer in exchange for more favorable pricing, and the increase in the sales return reserve from January 31, 2004. Receivables in our Wood Manufacturing division increased by approximately $2.9 million, due to additional revenues in the period of approximately $3.8 million. The In-Store Division had an increase in accounts receivable of approximately $3.4 million due primarily due to the seasonal nature of the wire manufacturing business, which generally has the highest receivable balance in the third quarter. The fourth quarter is generally our best collection and cash flow quarter of the year as revenues from the third quarter are collected.

The decrease in accounts payable and accrued expenses in the current period of $14.3 million relates to 1) a decrease in the accounts payable in our Magazine Fulfillment group where we utilized available funds to pay vendors earlier in order to generate additional margin 2) a reduction in customer deposits due to change in payment terms and 3) timing of payments to vendors in the current period.

Operating cash flows for the nine months ended October 31, 2003 were primarily from net income ($7.7 million), adding back non-cash charges such as depreciation and amortization ($3.0 million) and provisions for losses on accounts receivable ($1.6 million), and a significant increase in accounts payable ($11.3 million). These cash providing activities were offset by a significant increase in accounts receivable ($20.5 million).

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

INVESTING CASH FLOW

Net cash used in investing activities was $14.3 and $3.2 million for the nine months ended October 31, 2004 and 2003, respectively.

For the nine months ended October 31, 2004, cash used in investing activities included capital expenditures of $4.1 million, which in part related to our expansion of our distribution facility in Harrisburg, Pennsylvania. Our advance pay program generated net cash flow of $2.6 million in the current period. In addition, the Company advanced to the prior operator of our export distribution business $6.8 million at January 31, 2004. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. The company collected $5.3 million of the advances during the nine months ended October 31, 2004.

In August 2004, the Company acquired all customer-based intangibles (i.e., all market composition, market share and other value) of the claiming and information services of PROMAG Retail Services, LLC ("Promag") for approximately $13.2 million. Of the $13.2 million purchase price, $10.0 million was funded from a term loan discussed below and $0.75 million in a promissory note payable over a three year period to Promag. Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent throughout the United States and Canada.

In September 2004, the Company acquired substantially all of the assets and liabilities of Empire State News Corp. ("Empire"), a magazine wholesaler in northwest New York State for approximately $5.0 million. The purchase price consisted of $3.3 million of cash paid and $1.6 million of deferred consideration in the form of two notes payable ($1.2 million) and deferred compensation, subject to finalization of working capital adjustments in accordance with the purchase agreement.

For the nine months ended October 31, 2003, cash provided by investing activities related to capital expenditures of $1.4 million, which related primarily to our relocation to Florida, and $1.4 million of payments made related to the acquisition of customer lists under the export agreement and a contingent payment of $1.0 million under the magazine import agreement. Finally, in connection with the magazine export agreement discussed in the paragraph above, the company had advanced $4.7 million during the nine months ended October 31, 2003.

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

Net cash provided by financing activities was $30.8 and $0.0 million for the nine months ended October 31, 2004 and 2003, respectively.

Financing activities in the first nine months of fiscal year 2005 consisted of proceeds from the sale of 3.8 million shares of common stock. The proceeds of $40.5 million (net of underwriting and related expenses) from the sale were utilized to repay the Wells Fargo Foothill original term loan, the Hilco Capital note payable and the notes payable to former owners ($22.4 million through October 31, 2004). For the nine month period ended October 31, 2004, borrowings on the credit facilities totaled $8.9 million and a term loan in the amount of $10.0 million was issued related to the Promag transaction. In addition, the cash provided by the activities noted above were offset by an $11.1 million decrease in checks issued and outstanding at October 31, 2004. Finally, the exercise of employee stock options in the period generated approximately $4.9 million.

Financing activities for the first nine months of fiscal year 2004 consisted primarily of repayments on our credit facilities ($15.7 million) and proceeds from the issuance of notes payable ($20.0 million). These borrowings were offset by a $5.5 million reduction of checks issued and outstanding at October 31, 2003. The exercise of employee stock options in the period generated approximately $1.9 million.

DEBT

At October 31, 2004, our total debt obligations were $34.1 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under the Revolving Credit facility, the term loan with Wells Fargo Foothill and the magazine export agreement.

On October 30, 2003, we entered into a credit agreement with Wells Fargo Foothill. The credit agreement enabled us to borrow up to $45.0 million under a revolving credit facility. The credit agreement expired on October 30, 2006 and was secured by all of the assets of the Company. In August 2004, the Company amended the credit facility with Wells Fargo Foothill. The amended facility now extends through October 31, 2009 and provides for a $10 million term note payable that bears interest at the prime rate plus 2.0% (6.75% at October 31, 2004). In addition, the Company reduced the $45.0 million revolving credit facility to $40.0 million however the total credit facility remains $50.0 million. The term note is payable over five years with initial quarterly installments of $0.25 million payable over four quarters beginning October 31, 2004. The quarterly installments increase to $0.35, $0.50, $0.65 and $0.75 million, respectively, over the subsequent four years.

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (4.75% at October 31, 2004) plus up to 0.5% based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $40.0 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letters of credit. The balance on the credit facility at October 31, 2004 was $20.7 million.

Availability under the revolving facility is limited by a borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability of $11.4 million at October 31, 2004.

On October 30, 2003, we entered into a credit agreement with Hilco Capital. The note payable had a face value of $15.0 million and was recorded net of the original issuance discount related to the fair value of warrants issued concurrently with the note. The note payable bore interest at a rate equal to the greater of the prime rate (4.75% at October 30, 2004) plus 7.75% or 12% and deferred interest of 2% due at the termination of the agreement on October 30, 2006. The term loan was paid in full during the quarter ended October 31, 2004.

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

      - making capital expenditures in excess of $7.15 million during fiscal year 2005 and $3.4 million during fiscal year 2006 and each subsequent fiscal year.

Amounts owed related to the magazine export agreement consist of 9 quarterly payments of approximately $.4 million beginning in January 2004. The balance outstanding under this agreement at October 31, 2004 was $2.16 million

In connection with the acquisition of the assets of Empire, the Company issued notes payable totaling $1.2 million to Empire and one of the former owners of Empire. The notes payable bear interest at the lowest rate per annum allowable under the Internal Revenue Service Code Section 1274, which was 2.35% as of October 31, 2004.

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

INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company is currently undergoing the rigorous process to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company's fiscal year ending January 31, 2005. In the course of documenting and testing, certain aspects of our internal controls over financial reporting have been identified that we believe require remediation. In these instances, the company has implemented such remediation. While we continue to dedicate substantial resources to this effort we can not be certain that all remediation efforts will be timely completed and tested by us and our independent auditor so that management and our independent auditor will be able to express an unqualified opinion on the effectiveness of internal control for our fiscal year ending January 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt relates to credit facilities with Wells Fargo Foothill and a note payable to Hilco Capital. See "--- Liquidity and Capital Resources --- Debt"

The revolving credit facility with Wells Fargo Foothill has an outstanding principal balance of approximately $20.70 million at October 31, 2004. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (4.75% at October 31, 2004) plus a margin specified in the credit agreement (0.00% at October 31, 2004).

The amended credit facility provides for a $10 million term note payable that bears interest at the prime rate plus 2.0% (6.75% at October 31, 2004). The term note is payable over five years in installments of $0.25 million over four quarters beginning October 31, 2004. The quarterly installments increase to $0.35, $0.50, $0.65 and $0.75 million, respectively, over the subsequent four years.

The original term note payable with Wells Fargo Foothill was paid in full in March 2004.

The note payable with Hilco Capital was repaid in full during the quarter ended October 31, 2004.

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

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $2.0 million, which represented 2.1% of our revenues for the quarter ended October 31, 2004. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of foreign titles (or sale to domestic brokers who facilitate the export) totaled $28.7 million for the period ended October 31, 2004 or 13.4% of total revenues. For the most part, our export revenues are denominated in dollars and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price due to a decline in the local currency relative to the dollar could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $68.4 million (of a total $381.1 million or 17.9%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pound sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices then comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

We do not conduct any significant hedging activities related to foreign currency.

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY CONTROLS EVALUATION AND RELATED CEO AND CFO CERTIFICATIONS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date").

Attached as exhibits to this Quarterly Report are certifications of our chief executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange
Act). The information appearing below should be read in conjunction with the certifications for a more complete understanding of the topics presented.

ABOUT DISCLOSURE CONTROLS

Disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) are designed to provide assurance that the information concerning us and our consolidated subsidiaries, which is required to be included in our reports and statements filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION

The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and the chief financial officer, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.

CONCLUSIONS

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of the Evaluation Date and subject to the limitations noted above, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the company is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

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

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            See Exhibit Index

        (b) Reports on Form 8-K.

            During the quarter ended October 31, 2004, the Company filed three Reports on Form 8-K as described below:

    DATE FILED            ITEM REPORTED            FINANCIAL STATEMENTS FILED
    ----------            -------------            --------------------------
                           1.01, 2.03
September 9, 2004           and 9.01         none

                                             Condensed Consolidated Balance
                                             Sheets and Statements of
                                             Operations at July 31, 2004 and January
                                             31, 2004 and for the fiscal quarter ended
September 13, 2004            2.02           July 31, 2004 and 2003

                           1.02, 2.03
September 16, 2004          and 9.01         none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2004

                                           SOURCE INTERLINK COMPANIES, INC.

                                           /s/ Marc Fierman
                                           ----------------------------
                                           Marc Fierman
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
10.33.2 Second Amendment to Net Lease between Conewago Contractors, Inc. and Pennsylvania International Distribution Services, Inc. effective December 1, 2004

10.48* Retail Magazine Supply Agreement between Barnes & Noble, Inc. and International Periodical Distributors, Inc. dated as of August 6, 2004

31.1        Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer

31.2        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Certain material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.