Form 10-K
period 2005-01-31
SOURCE INTERLINK COMPANIES INC
filed 2005-04-18
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___.

Commission file number 1-13437

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                            20-2428299
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

27500 RIVERVIEW CENTER BLVD., SUITE 400
     BONITA SPRINGS, FLORIDA                                      34134
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (239) 949-4450
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act: NONE

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 13, 2005 was approximately $297.6 million computed by reference to the price at which the common equity was sold on July 31, 2004, the last day of the registrant's most recently completed second fiscal quarter, as reported by The Nasdaq National Market

At April 13, 2005, the Company had 51,007,714 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Source Interlink Companies, Inc. Annual Meeting of Stockholders to be held on July 12, 2005 are incorporated by reference into Part III of this Annual Report to the extent described in Part III hereof.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                                 PART I
ITEM 1.       Business                                                                                2

ITEM 2.       Properties                                                                             18

ITEM 3.       Legal Proceedings                                                                      19

ITEM 4.       Submission of Matters to a Vote of Security Holders                                    19

                                     PART II

ITEM 5.       Market for Registrant's Common Equity, Related Stockholder Matters                     20
              and Issuer Purchases of Equity Securities

ITEM 6.       Selected Financial Data                                                                20

ITEM 7.       Management's Discussion and Analysis of Financial Condition                            22
              and Results of Operations

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk                             40

ITEM 8.       Financial Statements and Supplementary Data                                            41

ITEM 9.       Changes In and Disagreements with Accountants on                                       41
              Accounting and Financial Disclosure

ITEM 9A.      Controls and Procedures                                                                41

ITEM 9B.      Other Information                                                                      43

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant                                     43

ITEM 11.      Executive Compensation                                                                 43

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                         43
              And Related Stockholder Matters

ITEM 13.      Certain Relationships and Related Transactions                                         43

ITEM 14.      Principal Accountant Fees and Services                                                 43

                                     PART IV

ITEM 15.      Exhibits and Financial Statement Schedules                                             44

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Some of the information contained in this Annual Report on Form 10-K including, but not limited to, those contained in Item 1. "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate,' "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under the heading "Risk Factors that Might Affect Future Operating Results and Financial Condition":

   - market acceptance of and continuing demand for magazines, DVDs, CDs and other home entertainment products;

   -  the impact of competitive products and technologies;

   - the pricing and payment policies of magazine publishers, film studios, record labels and other key vendors;

   -  our ability to obtain additional financing to support our operations;

   -  changing market conditions and opportunities;

   - our ability to realize operating efficiencies, cost savings and other benefits from recent and pending acquisitions; and,

   -  retention of key management and employees.

      We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under ITEM 1 -- "Business--Risk Factors that Might Affect Future Operating Results and Financial Condition" could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and "ITEM 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

   On February 28, 2005, we completed our merger with Alliance Entertainment
Corp: a logistics and supply chain management services company for the home entertainment product market, principally selling CDs and DVDs. Following the merger, we organized the combined company into two operating business units:
Supply Chain Management and In Store Services. For a discussion of Alliance and the merger, see "Recent Developments" discussed below. The discussion of our business includes the operations of the post-merger combined company.

   In conjunction with the merger, the company is re-assessing its business segments. These segments will be included in one of two principal business units, In-Store Services and Supply Chain Management.

   We provide supply chain management and/or related value-added products and services to most national regional retailers, magazine publishers and other providers of home entertainment content.


   Our clients include:

      - Mainstream retailers, such as The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Kmart Corporation, Sear Roebuck & Co., and Meijers;

      - Specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., The Musicland Group, Inc., Hastings Entertainment, Inc., Fry's Electronics, Inc. and Circuit City Stores, Inc.;

      - e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com;

   Our suppliers include:

      - Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

      - Film studios, such as The Walt Disney Company, Time-Warner Inc., Sony Corp., The News Corporation, Viacom Inc. and General Electric Company; and,

      - Magazine Distributors, such as COMAG Marketing Group, LLC., Time Warner Retail Sales & Marketing, Inc., Curtis circulation Company and Kable Distribution Services, Inc.;

   Our business model is designed to deliver a complete array of products and value-added services developed to assist retailers and manufacturers of digital versatile disks (DVDs), audio compact disks (CDs), magazines, confections and general merchandise in efficiently and effectively marketing their products to consumers visiting the more than 110,000 store fronts we serve.

CORPORATE GOVERNANCE

   Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available, as soon as practicable after filing with the SEC, free of charge on our website, www.sourceinterlink.com. Our Code of Business Conduct and Ethics is also available on our website, together with the charters for the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Capital Markets Committee of our Board of Directors. Written requests for copies of these documents may be directed to Investor Relations at our principal executive offices.

INDUSTRY OVERVIEW

   HOME ENTERTAINMENT CONTENT

      According to industry sources, including the Motion Picture Association, the Recording Industry Association of America, and Harrington Associates, LLC, the total retail market in calendar year 2003 for DVDs, prerecorded music and single-copy magazines was approximately $37.1 billion. Retail sales of DVDs increased nearly 50% between 2002 and 2003.

      The structure of the distribution channel for single-copy magazines has changed little over the past several decades. Publishers each generally engage a single national distributor, which acts as its representative to regional and local wholesalers and furnishes billing, collecting and marketing services throughout the United States or other territories. These national distributors then secure distribution to retailers directly, or more typically, through a number of regional and local wholesalers. The wholesalers maintain direct vendor relationships with the retailers. Retailers in the mainstream retail market require these wholesalers to provide extensive in-store services including receiving, verifying, stocking new issues and removing out-of-date issues. However, this traditional structure is not economically viable in the specialty retail market. Thus, wholesalers servicing the specialty retail market typically do not provide these in-store services.

      In contrast, the distribution channel for prerecorded video and music products is dominated by the major film studios and record labels, which through their respective distribution units increasingly compete with intermediaries by seeking to establish direct trading relationships with high volume retailers. This disintermediation strategy has limited appeal to retailers that demand a variety of value-added services, including e-commerce support, inventory management, return logistics, advertising and marketing assistance, information services, and in store merchandising services. Some retailers have sought to maintain a duel supply chain by establishing a direct trading relationship with the major studios and labels for high volume product, primarily newly released titles, and a more expansive procurement and service relationship with intermediaries to secure lower volume, higher margin product and value-added services.

   IN-STORE SERVICES

      Front-End Management

      The retail sale of single-copy magazines is largely an impulse purchase decision by the consumer, and the retail sale of other home entertainment content is becoming increasingly so. As a result, film studios, record labels, publishers and manufacturers of other impulse merchandise such as confections and general merchandise (i.e., razor blades, film, batteries, etc.) consider it important for their products to be on prominent display in those areas of a store where they will be seen by the largest number of shoppers in order to increase the likelihood that their products will be sold. Retailers typically display DVDs, CDs, magazines, confections and general merchandise in specific aisles, or the "mainline," and the checkout area, or the "front-end." Product visibility is highest in the front-end because every shopper making a purchase must pass through this area.

      Due to the higher visibility and resulting perception of increased sales potential, vendors compete vigorously for favorable display space in the front-end. To secure the desired display space, vendors offer rebate and other incentive payments to retailers, such as:

   - initial fees to rearrange front-end display fixtures to ensure the desired placement of their products;

   - periodic placement fees based on the location and size of their products' display; and

   -  cash rebates based on the total sales volume of their products.

      Due to the high volume of sales transactions and great variety of incentive programs offered, there is a significant administrative burden associated with front-end management. As a result, most retailers have historically outsourced the information gathering and administration of rebate claims collection to third parties such as our company. This relieves retailers of the administrative burdens, such as monitoring thousands of titles each with a distinct incentive arrangement.

      Information Services

      Prompt delivery of information regarding sales activity, including timing of the redesign of front-end space, changes in display positions or the discontinuance of a vendor's product, is important to vendors of front-end products. This information allows vendors to make important strategic decisions in advance of re-configurations and other changes implemented by retailers to the front-end. Conversely, timely delivery of information about price changes, special promotions, new product introductions and other plans is important to retailers because it enables them to enhance the revenue potential of the front-end. Historically, information available to vendors regarding retail activity at the front-end and information available to retailers about vendors has been fragmented and out-of-date. We believe that there is an increasing demand on the part of vendors of front-end products for more frequent and detailed information regarding front-end retail activity. Through our operating units we have access to a significant amount of information regarding retail front-end and mainline sales activity.

OUR BUSINESS

   Our business consists of two strategic business units:

   - Our Supply Chain Management unit distributes DVDs, CDs, domestic and foreign titled magazines, confections and general merchandise to specialty and mainstream retailers, renders fulfillment services for DVDs and CDs sold by eCommerce retailers and provides a comprehensive category management solution to its clients' home entertainment department. This unit also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide.

   - Our In-Store Services unit assists its clients with the design and implementation of display fixture programs, collects rebate and other incentive payments and provides access to real-time sales information enabling its clients to make more informed decisions regarding their product placement and marketing strategies.

SUPPLY CHAIN MANAGEMENT

   In the spring of 2001, we acquired a group of affiliated specialty magazine distributors to establish a platform from which to offer an expanding list of merchandise and services to retailers. From 2002 through 2004, we continued to expand our magazine product offerings by licensing and then purchasing international distribution rights to a series of domestic magazine titles. In February 2005, we further expanded our product offering beyond magazine fulfillment to include DVDs, CDs and other home entertainment content products through our merger with Alliance. On March 18, 2005, we signed a letter of intent to acquire Chas. Levy Circulating Co., one of the principal magazine wholesalers in the United States, for the purpose of strengthening our position in the mainstream market. For a more complete discussion of the Alliance merger and the proposed acquisition of Chas. Levy Circulating Co., see "Recent Developments."

   Currently, our Supply Chain Management unit offers a broad array of products and services including the following:

      Product Procurement. Through our extensive relationships with record labels, film studios, magazine publishers and other producers of home entertainment content, we can offer our retail clients the ability to display virtually every domestic DVD, CD and magazine title and a significant selection of foreign titled magazines. To maintain the high order fill rate demanded by our clients, we have established an in stock catalogue of approximately 300,000 CD titles and approximately 100,000 DVD titles. We purchase home entertainment content from every major record label, film studio and magazine publisher, typically on a fully returnable basis.

      Product is received at strategically located distribution centers. The principal distribution centers are located in Harrisburg, Pennsylvania, Coral Springs, Florida, Shepherdsville, Kentucky, Dallas, Texas and Carson City, Nevada. At each of these distribution points, we process merchandise orders using sophisticated warehouse management systems. Once filled, orders are shipped to our retailers by a combination of third party freight carriers and, in certain high volume locations, in-house truck delivery. Given our broad distribution infrastructure, we are capable of delivering home entertainment content overnight to virtually any location within the continental United States.

      Fulfillment Services. Our sophisticated warehouse management systems, just-in-time replenishment and order regulation techniques enable us to offer value-added fulfillment services including next day order delivery, ready for shelf inventory preparation (such as price labeling and security device placement) and a wide variety of electronic data interchange tools.

      Most customers utilizing our fulfillment services are brick and mortar retailers seeking support for their e-commerce initiatives in the DVD and CD markets. For these clients, which include barnesandnoble.com, amazon.com and bestbuy.com, we offer a comprehensive e-commerce platform, which includes direct customer product delivery, real-time inventory querying and commitment capabilities, credit card processing and settlement services, custom packaging, promotional inserts and customer care services. Other fulfillment services clients furnish magazines to us, rather than purchasing the product from us, which we then package into individual orders and ship directly to individual retail outlets.

      Category Management Services. For retailers seeking a total merchandising solution, we offer category management services that include product selection and preparation, fixturing, in-store stocking and replenishment, marketing and promotional program development, and inventory control.

  IN-STORE SERVICES

   The In-Store Services group provides rebate and other incentive payment collection, information services and display fixture design and manufacture.

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

   We established our Advance Pay Program as an enhancement to our claim submission services. Typically, retailers are required to wait a significant period of time to receive payments on their claims for incentive rebates. We improve the retailer's cash flow by advancing the claims for rebates and other incentive payments filed by us on their behalf, less our commission, within a contractually agreed upon period after the end of each quarter.

   Information Services. In connection with our claim submission services, we gather extensive information on magazine sales, pricing, new titles, discontinued titles and display configurations on a chain-by-chain and store-by-store basis. As a result, we are able to furnish our clients with reports of total sales, sales by class of trade and sales by retailer, as well as reports of unsold magazines and total sales ranking. One of our products, the Cover Analyzer, permits subscribers to determine the effectiveness of particular magazine covers on sales for 300 top selling titles in the United States. Our website gives subscribers the capability to react more quickly to market changes, including the ability to reorder copies of specific issues, track pricing information, to introduce new titles, and act on promotions offered by publishers. Publishers also use the website to promote special incentives and advertise and display special editions, new publications and upcoming covers. We have supplemented our own data with data obtained under agreements with Barnes & Noble, Inc., Walgreen Company and The Kroger Company.

   Front-End and Point-of-Purchase Display Fixtures. To enhance retailers' marketing efficiency, we developed the capacity to design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers. Retailers perceive our experience in developing and implementing product display strategies supported by our information services as helpful in improving the revenue they generated from the sale of home entertainment content merchandise. In addition, we believe that our influence on the design and manufacture of display fixtures enhances our ability to incorporate features that facilitate the gathering of information. Our services in this regard frequently include designing front-end display fixtures, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We frequently assist our retailer clients in the development of specialized marketing and promotional programs, which include special mainline or front-end displays and cross-promotions of magazines and products of interest to the readers of these magazines. Raw materials used in manufacturing our fixtures include wire, wood, powder coating, paints and stains, metal tubing and paneling, wood veneer and laminates, all of which are readily available from multiple sources.

CUSTOMERS

   Our customers in the specialty retail market consist of bookstore chains, music stores and other specialty retailers. Our customers in the mainstream retail market consist primarily of grocery stores, drug stores and mass merchandise retailers. Two customers account for a large percentage of our total revenues. Barnes & Noble, Inc. accounted for 28.7%, 28.3% and 30.0% in the fiscal years ended January 31, 2005, 2004 and 2003 respectively. Borders Group, Inc. accounted for 24.5%, 25.1% and 27.9% of total revenues in the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Prior to the consummation of the merger Alliance's customers included specialty retailers, mainstream retailers, and e-commerce retailers. Alliance's largest customer was Barnes & Noble, Inc., which historically had accounted for approximately 30% of Alliance's net sales. Based on historical trends, sales to Barnes & Noble, Inc. would have represented approximately 30% of the combined company's total revenues for the fiscal year ended January 31, 2005.

MARKETING AND SALES

   Our target market includes magazine publishers, film studios, record labels, magazine distributors and retailers. We specialize in providing nationwide home entertainment product distribution to retailers with a national or regional scope. We believe that our distribution centers differentiate us from our national competitors and are a key element in our marketing program. Our distribution centers focus on our just-in-time replenishment and our ability to deliver product, particularly magazines published on a weekly basis, overnight to virtually any location within the continental United States.

   While we frequently attend trade shows and advertise in trade publications, we emphasize personal interaction between our sales force and customers so that our customers are encouraged to rely on our dependability and responsiveness. Sales of our magazine products are not particularly seasonal; however, sales of DVDs, CDs and other home entertainment content is highly concentrated in the fourth fiscal quarter. Historically, prior to its merger with us, approximately 30% of Alliance's net sales were generated in the fourth quarter coinciding with the holiday shopping season.

   To enhance the frequency of contact between our sales force and our customers, we have organized our direct sales force into a unified marketing group responsible for soliciting sales of all products and services available from each of our operating groups. We believe this combined marketing approach will enhance cross-selling opportunities and lower the cost of customer acquisition.

COMPETITION

   Each of our business units faces significant competition. Our Supply Chain Management group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News Company, Anderson Merchandisers, L.P., Hudson News Company, News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major record labels and film studios increasingly compete with us by establishing direct trading relationships with the larger retail chains and it is possible that magazine publishers and printers could seek to enter the magazine distribution business.

   Our In-Store Services group has a limited number of direct competitors for its claims submission program, and it competes in a highly fragmented industry with other manufacturers for wood and wire display fixture business. In addition, some of this group's information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors.

The principal competitive factors faced by each of our business units are price, financial stability, breath of products and services and reputation.

MANAGEMENT INFORMATION SYSTEMS

   The efficiency of our business units are supported by our information systems that combine traditional outbound product counts with real-time register activity. Our ability to access real-time register data enables us to quickly adjust individual store merchandise allocations in response to variation in consumer demand. This increases the probability that any particular merchandise allotment will be sold rather than returned for credit. In addition, we have developed sophisticated database management systems designed to track various on-sale and off-sale dates for the numerous issues and regional versions of the magazine titles that we distribute.

   Our primary operating systems are built on an open architecture platform and provide the high level of scalability and performance required to manage our large and complex business operations. We acquired certain of these systems in connection with our acquisition of Alliance, including proprietary, real-time, fully integrated enterprise planning, warehouse management and retail inventory management systems.

   We also deploy a variety of additional hardware and software to manage our business, including a complete suite of electronic data interchange tools that enable us to take client orders, transmit advanced shipping notifications, and place orders with our manufacturing trading partners. We also use an automated e-mail response system and automated call distribution system to manage our call center and conduct customer care services.

   Software used in connection with our claims submission program and in connection with our subscriber information website was developed specifically for our use by a combination of in-house software engineers and outside consultants. We believe that certain elements of these software systems are proprietary to us. Other portions of these systems are licensed from a third party that assisted in the design of the system. We also receive systems service and upgrades under the license. We believe that we have obtained all necessary licenses to support our information systems.

   We employ various security measures and backup systems designed to protect against unauthorized use or failure of our information systems. Access to our information systems is controlled through firewalls and passwords, and we utilize additional security measures to safeguard sensitive information. Additionally, we have backup power sources for blackouts and other emergency situations. Although we have never experienced any material failures or downtime with respect to any systems operations, any systems failure or material downtime could prevent us from taking orders and/or shipping product.

   We have made strategic investments in material handling automation. Such investments include computer-controlled order selection systems that provide labor efficiencies and increase productivity and handling efficiencies. We have also invested in specialized equipment for our rapidly growing e-commerce accounts. We believe that in order to remain competitive, it will be necessary to invest and upgrade from time to time all of our information systems.

EMPLOYEES

   As of March 31, 2005, we had 2,473 employees, of whom 2,227 were full-time employees. Approximately 164 of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

RECENT DEVELOPMENTS

 Merger of Source Interlink with Alliance

   On February 28, 2005, we completed the merger with Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market. In connection with the merger we issued approximately 26.9 million shares of our common stock to the former Alliance stockholders and assumed options, warrants and other obligations to issue approximately 0.9 shares of our common stock.

   Alliance historically operated two business segments: the Distribution and Fulfillment Services Group and the Digital Media Infrastructure Services Group. Prior to the merger, on December 31, 2004, Alliance disposed of all of the operations conducted by the Digital Media segment. Consequently, in completing the merger, we acquired only the Distribution and Fulfillment business, but retained access to the Digital Media technology through a 5-year licensing agreement. The Digital Media business represented approximately 1.8% and 1.4% of Alliance's consolidated sales for the years ended December 31, 2004 and 2003, respectively.

   We consummated the merger with Alliance to further our objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products. We expect to benefit from substantial cost savings in the areas of procurement, marketing, information technology and administration and from other operational efficiencies, particularly in the distribution and fulfillment functions, where we plan to consolidate some distribution operations, reorganize others and leverage our best practices across all of our distribution operations.

  Reincorporation from Missouri into Delaware

   Also, on February 28, 2005, we reincorporated our company from Missouri into Delaware (the "Reincorporation"). The Reincorporation was adopted and approved at a special meeting of our shareholders. Each stock certificate representing our issued and outstanding shares prior to the Reincorporation will continue to represent the same number of our shares after the Reincorporation. The Reincorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, assets, liabilities or net worth. Our common stock continues to be traded on the Nasdaq National Market under the symbol "SORC."

   As a result of the Reincorporation, the rights of our stockholders became subject to and are now governed by Delaware law, a new certificate of incorporation and new bylaws. Certain differences in the rights of stockholders arise from distinctions between Missouri law and Delaware law, as well as from differences between the charter instruments of our Company. These differences are described in the section entitled "Comparison of Stockholder Rights and Corporate Governance Matters" on pages 149-165 of the Registrant's Registration Statement on Form S-4/A filed on January 18, 2005, which section is incorporated herein by reference.

   Letter of Intent to Acquire Chas. Levy Circulating Co.

   On March 18, 2005, we signed a non-binding letter of intent to acquire all of the outstanding equity interests of Chas. Levy Circulating Co., LLC from its sole member, Chas. Levy Company, LLC, for a purchase price of approximately $30 million, subject to certain adjustments. Chas. Levy Circulating Co. is one of the principal magazine wholesalers in the United States and distributes magazines from all leading publishers to more than 9,000 store fronts operated by leading retail chains throughout the midwest, east and west coasts. In its fiscal year ended September 30, 2004, Chas. Levy Circulating Co. reported revenues of approximately $370 million. Completion of the proposed transaction is conditioned on satisfactory completion of due diligence and approval of each company's board of directors

   Concurrent with the proposed acquisition, we intend to enter into a separate 10-year marketing and service agreement with Levy Home Entertainment, LLC., a Chas Levy company not included in the transaction. Levy Home Entertainment is a full line book distributor.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION.

   Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-K.

RISKS RELATING TO THE BUSINESS

   WE HAVE A CONCENTRATED CUSTOMER BASE AND OUR REVENUES COULD BE ADVERSELY AFFECTED IF IT LOSES ANY OF ITS LARGEST CUSTOMERS OR IF THESE CUSTOMERS ARE UNABLE TO PAY AMOUNTS DUE TO US.

   A significant percentage of our sales are derived from a limited number of customers. In particular, for the year ended January 31, 2005, Barnes & Noble, Inc. and Borders Group, Inc. accounted for approximately 28.7% and 24.5% of our total revenues, respectively.

   Alliance also has a significant concentration of revenues from its largest customers. Historically, Barnes & Noble, Inc. accounted for more than 30% of Alliance's total net revenues. We believe that as a result of the merger our customer base may become even more highly concentrated as sales to Barnes & Noble, Inc. increase as a percentage of our total revenues. Based on historical trends, sales to Barnes & Noble, Inc. would have represented approximately 30% of our total revenues for the fiscal year ended January 31, 2005.

   As a result of this customer concentration, we expect to be dependent on a small number of customers for a substantial portion of our revenues. If any of these customers were to terminate their relationship with us, significantly reduce their purchases from us or experience problems in paying amounts due to us, it would result in a material reduction in our revenues and operating profits.

   WE DEPEND ON ACCESS TO CREDIT.

   We will have significant working capital requirements principally to finance inventory and accounts receivables. We are currently a party to a revolving credit facility and term loan with Wells Fargo Foothill, Inc. In addition, we are extended trade credit by our suppliers.

   Our business will depend on the availability of a credit facility and continued extension of credit by suppliers to support our working capital requirements. To maintain the right to borrow revolving loans and avoid a default under a credit facility, we will be required to comply with various financial and operating covenants and maintain sufficient eligible assets to support revolving loans pursuant to a specified borrowing base. Our ability to comply with these covenants or maintain sufficient eligible assets may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may be unable to comply with these covenants or maintain sufficient eligible assets in the future. A breach of any of these covenants or the failure to maintain sufficient eligible assets could result in a default under these credit facilities. If we default, our revolving lender will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure that indebtedness. The results of such actions would have a significant negative impact on our results of operations and financial condition.

   A DISRUPTION IN THE OPERATIONS OF OUR KEY SHIPPERS COULD CAUSE A DECLINE IN OUR SALES OR A REDUCTION IN OUR EARNINGS.

   We are dependent on commercial freight carriers, primarily Federal Express and UPS, to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis. If we cannot deliver our products in an efficient and timely manner, our revenues and operating profits could suffer.

    For the year ended January 31, 2005, our freight cost represented approximately 5.9% of our revenue. Alliance's freight costs have historically been approximately 3.0% of its revenue. If freight costs were to increase and we were unable to pass that increase along to our customers due to competition within our industry, our financial results could materially suffer.

   OUR STRATEGY WILL INCLUDE MAKING ADDITIONAL ACQUISITIONS THAT MAY PRESENT RISKS TO THE BUSINESS.

   Making additional strategic acquisitions, such as that of Chas. Levy Circulating Co., is part of our strategy. The ability to make acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions, including those that we have already made, may pose certain risks to us. These include the following:

   -  we may be entering markets in which we have limited experience;

   - the acquisitions may be potential distractions to management and may divert company resources and managerial time;

   - it may be difficult or costly to integrate an acquired business' financial, computer, payroll and other systems into our own;

   - we may have difficulty implementing additional controls and information systems appropriate for a growing company;

   - some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

   - we may have unanticipated liabilities or contingencies from an acquired business;

   - we may have reduced earnings due to amortization expenses, goodwill impairment charges, increased interest costs and costs related to the acquisition and its integration;

   - we may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the stockholders;

   - acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

   - we may be unable to retain management and other key personnel of an acquired company; and

   - we may impair relationships with an acquired company's employees, suppliers or customers by changing management.

   To the extent that the value of the assets acquired in any prior or future acquisitions, including goodwill or intangible assets with indefinite lives, becomes impaired, our company would be required to incur impairment charges that would affect earnings. Such impairment charges could reduce our earnings and have a material adverse effect on the market value of our common stock. For example, in connection with our fiscal 2002 acquisition of a magazine distribution company, we recorded an asset impairment charge totaling $78.1 million.

   If we are unsuccessful in meeting the challenges arising out of our acquisitions, our business, financial condition and future results could be materially harmed.

   WE DEPEND ON ACCESS TO ACCURATE INFORMATION ON RETAIL SALES OF MAGAZINES IN ORDER TO OFFER CERTAIN SERVICES TO OUR CUSTOMERS, AND WE COULD LOSE A SIGNIFICANT COMPETITIVE ADVANTAGE IF OUR ACCESS TO SUCH INFORMATION WERE DIMINISHED.

   We use information concerning the retail sales of single copy magazines to:

   - compare the revenue potential of various front-end fixture designs to assist our customers in selecting designs intended to maximize sales in the front-end;

      - identify sales trends at individual store locations permitting us to provide just-in-time inventory replenishment and prevent stock outs; and

      - offer both retailers and publishers information services, such as ICN and Cover Analyzer, and customized sales reporting.

      As a result of the merger, we expect to provide similar services with respect to home entertainment content products which would require us to obtain and use information regarding these products. We gain access to this information principally through relationships with A.C. Nielsen & Company and Barnes & Noble, Inc. We do not currently have written agreements with these providers. We also obtain a significant amount of information in connection with our rebate claim submission services. Our access to information could be restricted as a result of the inability of any of our data partners to supply information to us or as a result of the discontinuation or substantial modification of the current incentive payment programs for magazines. If our access to information were reduced, the value of our information and design services could materially diminish and our publisher and retailer relationships could be negatively impacted.

      OUR REVENUE FROM THE SALES OF DVDS AND CDS MAY SUFFER DUE TO A SHIFT IN CONSUMER DEMAND AWAY FROM PHYSICAL MEDIA AND TOWARD DIGITAL DOWNLOADING AND OTHER DELIVERY METHODS.

      Current technology allows consumers to buy music digitally from many providers such as Apple Computer (through iTunes), Music Match, Rhapsody, Microsoft (through MSN) and others. The sale of digital music has grown significantly in the past year, and the recording industry saw sales for CDs decline significantly from 2001 to 2003. As this method of selling music increases in popularity and gains consumer acceptance, it may adversely impact our sales and profitability. The recording industry also continues to face difficulties as a result of illegal online file-sharing and downloading. While industry associations and manufacturers have launched legal action against downloaders and file sharers to stop this practice, there can be no assurance of the outcome or effect of these lawsuits. File sharing and downloading, both legitimate and illegal, could continue to exert pressure on the recording industry and the demand for CDs. Additionally, as other forms of media become available for digital download, our sales and profitability attributable to our CDs may be adversely affected.

      Recent advances in the technologies to deliver movies to viewers may adversely affect public demand for DVDs offered by us. For example, some digital cable providers and internet companies offer movies "on demand" with interactive capabilities such as start, stop and rewind. Direct broadcast satellite and digital cable providers have been able to enhance their on-demand offerings as a result of their ability to transmit over numerous channels. Apart from on-demand technology, the recent development and enhancement of personal video recorder technology with "time-shifting" technology (such as that used by TiVo and certain cable companies) has given viewers greater interactive control over broadcasted movies and other program types. Also, companies such as Blockbuster Entertainment and NetFlix are now offering subscription services which provide consumers the ability to rent VHS cassettes and DVDs for indefinite periods of time without being subject to late fees. If these methods of watching filmed entertainment increase in popularity and gain consumer acceptance, they may adversely impact sales and profits.

      WE PARTICIPATE IN HIGHLY COMPETITIVE INDUSTRIES AND COMPETITIVE PRESSURES MAY RESULT IN A DECREASE IN OUR REVENUES AND PROFITABILITY.

      Each of our business units faces significant competition. Our Supply Chain Management group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News Company, Anderson Merchandisers, L.P., Hudson News Company, News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major record labels and film studios increasingly compete with us by establishing direct trading relationships with the larger retail chains and it is possible that magazine publishers and printers could seek to enter the magazine distribution business.

      Our In-Store Services group has a limited number of direct competitors for its claims submission program, and it competes in a highly fragmented industry with other manufacturers for wood and wire display fixture business. In addition, some of this group's information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company,

Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors.

      Some of our existing and potential competitors have substantially greater resources and greater name recognition than we do with respect to the market or market segments they serve. Because of each of these competitive factors, we may not be able to compete successfully in these markets with existing or new competitors. Competitive pressures may result in a decrease in the number of customers it serves, a decrease in its revenues or a decrease in its operating profits.

      WE CONDUCT A GROWING PORTION OF OUR BUSINESS INTERNATIONALLY, WHICH PRESENTS ADDITIONAL RISKS TO US OVER AND ABOVE THOSE ASSOCIATED WITH ITS DOMESTIC OPERATIONS.

      Approximately 10.8% of our total revenues for the year ended January 31, 2005 were derived from the export of U.S. publications to overseas markets, primarily to the United Kingdom and Australia. In addition, approximately 17.9% of our gross domestic distribution for the year ended January 31, 2005, consisted of the domestic distribution of foreign publications imported for sale to U.S. markets. A growing portion of Alliance's revenues were also derived from international sales. Historically, approximately 13% of Alliance's total net revenues were derived from international customers.

      The conduct of business internationally presents additional inherent risks including:

      -     unexpected changes in regulatory requirements;

      -     import and export restrictions;

      -     tariffs and other trade barriers;

      -     differing technology standards;

      -     resistance from retailers to our business practices;

      -     employment laws and practices in foreign countries;

      -     political instability;

      -     fluctuations in currency exchange rates;

      -     imposition of currency exchange controls; and

      -     potentially adverse tax consequences.

      Any of these risks could adversely affect revenue and operating profits of our international operations.

      Certain suppliers have adopted policies restricting the export of DVDs and CDs by domestic distributors. However, consistent with industry practice, we distribute our merchandise internationally. We would be adversely affected if a substantial portion of our suppliers enforced any restriction on our ability to sell our home entertainment content products outside the United States.

      A SUBSTANTIAL MAJORITY OF MAGAZINES DISTRIBUTED BY US ARE PURCHASED FROM FOUR SUPPLIERS AND OUR REVENUES COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO RECEIVE MAGAZINE ALLOTMENTS FROM THESE SUPPLIERS.

      Substantially all of the magazines distributed in the United States are supplied by or through one of four national distributors, Comag Marketing Group, LLC, Curtis Circulation Company, Kable Distribution Services, Inc. and Warner Publisher Services, Inc. Each title is supplied by one of these national distributors to us and cannot be purchased from any alternative source. Our success is largely dependent on our ability to obtain product in sufficient quantities on competitive terms and conditions from each of the national distributors. In order to qualify to receive copy allotments, we are required to comply with certain operating conditions, which differ between the specialty retail market and the mainstream market. Our ability to economically satisfy these conditions may be affected by events beyond our control, including the cooperation and assistance of our customers. A failure to satisfy these conditions could result in a breach of our purchase arrangements with our suppliers and entitle our suppliers to reduce our copy allotment or discontinue our right to receive product for distribution to our customers. If our supply of magazines were reduced, interrupted or discontinued, customer service would be disrupted and existing customers may reduce or cease doing business with us altogether, thereby causing our revenue and operating income to decline and result in failure to meet expectations.

      IF WE WERE UNABLE TO RECEIVE OUR PRODUCTS FROM OUR TOP SUPPLIERS, OUR SALES AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

      A substantial portion of the DVD and CD products distributed by us are supplied by 5 film studios and 4 record labels. These products are proprietary to individual suppliers and may not be obtained from any alternative source. Our success depends upon our ability to obtain product in sufficient quantities on competitive terms and conditions from each of these major home entertainment labels and studios. If our supply of products were interrupted or discontinued, then customer service could be adversely affected and customers may reduce or cease doing business with us causing our sales and profitability to decline.

      VIRTUALLY ALL OF OUR SALES WILL BE MADE ON A "SALE OR RETURN" BASIS AND HIGHER THAN EXPECTED RETURNS COULD CAUSE US TO OVERSTATE REVENUE FOR THE PERIOD AFFECTED.

      As is customary in the home entertainment content product industry, virtually all of our sales will be made on a "sale or return" basis. During the year ended January 31, 2005, approximately 55 out of every 100 magazine copies distributed domestically by Source Interlink and between approximately 15 and 18 out of every 100 DVDs and CDs, respectively, distributed domestically by Alliance were returned unsold by their customers for credit; however, the sell-through rate has historically varied from period to period. Revenues from the sale of merchandise that we distribute are recognized at the time of delivery, less a reserve for estimated returns. The amount of the return reserve is estimated based on historical sell-through rates. If sell-through rates in any period are significantly less than historical averages, this return reserve could be inadequate. If the return reserve proved inadequate, it would indicate that actual revenue in prior periods was less than accrued revenue for such periods. This would require an increase in the amount of the return reserve for subsequent periods which may result in a reduction in operating income for such periods.

      SALES OF DVDS AND CDS ARE HIGHLY SEASONAL, AND FINANCIAL RESULTS COULD BE NEGATIVELY IMPACTED IF ITS FOURTH QUARTER'S SALES ARE WEAK.

      Alliance has historically generated approximately 33% of its total net sales in the fourth calendar quarter of 2004 coinciding with the holiday shopping season. Factors that could adversely affect sales and profitability in the fourth quarter include:

      -     unavailability of, and low customer demand for, particular products;

      -     unfavorable economic conditions;

      -     inability to hire adequate temporary personnel;

      -     inability to anticipate consumer trends; and

      -     inability to maintain adequate inventory levels.

      WE DEPEND ON THE EFFORTS OF CERTAIN KEY PERSONNEL, THE LOSS OF WHOSE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend upon the services of our chief executive officer and chief operating officer and their relationships with customers and other third parties. The loss of these services or relationships could adversely affect our business and the implementation of our growth strategy. This in turn could materially harm our financial condition and future results. Although we have employment agreements with each of our chief executive officer and chief operating officer, the services of these individuals may not continue to be available to the combined company. We carry key person life insurance on the lives of both our chief executive officer and chief operating officer.

      OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

      To manage future growth, including growth resulting from the merger, our management must continue to improve operational and financial systems and expand, train, retain and manage its employee base. We will likely be required to manage an increasing number of relationships with various customers and other parties. Our management may not be able to manage the company's growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion could be halted and we could lose opportunities to gain significant market share. Any inability to manage growth effectively may harm our business.

      OUR OPERATIONS COULD BE DISRUPTED IF OUR INFORMATION SYSTEMS FAIL, CAUSING INCREASED EXPENSES AND LOSS OF SALES.

      Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems, including our replenishment and order regulation systems, and other information technology. If we were to fail for any reason or if we were to experience any unscheduled down times, even for only a short period, its operations and financial results could be adversely affected. We and Alliance have in the past experienced performance problems and unscheduled down times, and these problems could recur. Our systems could be damaged or interrupted by fire, flood, hurricanes, power loss, telecommunications failure, break-ins or similar events. We have formal disaster recovery plans in place. However, these plans may not be entirely successful in preventing delays or other complications that could arise from information systems failure, and, if they are not successful, our business interruption insurance may not adequately compensate it for losses that may occur.

      WE DEPEND ON THE INTERNET TO DELIVER SOME OF OUR SERVICES, AND THE USE OF THE INTERNET MAY EXPOSE US TO INCREASED RISKS.

      Many of our operations and services, including replenishment and order regulation systems, PIN, ICN, customer direct fulfillment and other information technology, involve the transmission of information over the Internet. Our business therefore will be subject to any factors that adversely affect Internet usage including the reliability of Internet service providers, which from time to time have operational problems and experience service outages.

      In addition, one of the requirements of the continued growth over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches of our networks or those of our customers or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our customers' proprietary information in its databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches.

      IF OUR ACCOUNTING CONTROLS AND PROCEDURES ARE CIRCUMVENTED OR OTHERWISE FAIL TO ACHIEVE THEIR INTENDED PURPOSES, OUR BUSINESS COULD BE SERIOUSLY HARMED.

      Although we evaluate our internal control over financial reporting and disclosure controls and procedures as of the end of each fiscal quarter, we may not be able to prevent all instances of accounting errors or fraud in the future. Controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, company resources and the nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

      THE DVD AND CD BUSINESS DEPENDS IN PART ON THE CURRENT ADVERTISING ALLOWANCES, VOLUME DISCOUNTS AND OTHER SALES INCENTIVE PROGRAMS, AND ITS RESULTS OF OPERATION COULD BE ADVERSELY AFFECTED IF THESE PROGRAMS WERE DISCONTINUED OR MATERIALLY MODIFIED.

      Under terms of purchase prevailing in its industry, the profitability of the DVD and CD are enhanced by advertising allowances, volume discounts and other sales incentive programs offered by record labels and movie studios. Such content providers are not under long-term contractual obligations to continue these programs, and in 2003 one major record label eliminated advertising allowances and volume discounts on a limited number of stock keeping units. If record labels or movie studios, or both, decide to discontinue these programs, we would experience a significant reduction in operating profits.

RISKS RELATING TO THE MERGER BETWEEN SOURCE INTERLINK AND ALLIANCE ENTERTAINMENT CORP.

      WE MAY NOT REALIZE SOME OF THE EXPECTED BENEFITS OF THE MERGER OF SOURCE INTERLINK AND ALLIANCE.

      We believe that the merger provides significant market opportunities to take advantage of the customer bases and distribution channels of the formerly separate businesses of Source Interlink and Alliance Entertainment in order to promote and sell the products and services of one company to the existing customers and business partners of the other company. However, we may be unable to take advantage of these cross-selling opportunities and other revenue synergies for several reasons. Difficulties in integrating the two companies could result in disruption of customer services, which could cause existing customers to reduce or cease doing business with the combined company altogether. Moreover, the salespersons of one company may not be successful in marketing the products and services of the other company or the existing customers and business partners of either company may not be receptive to the products and services of the other.

      We also expect to benefit from substantial cost savings in the areas of procurement, marketing, information technology and administration and from other operational efficiencies. We may not realize these savings within the time periods contemplated, or at all. If the benefits of the merger do not exceed the associated costs, or if costs related to the merger exceed estimates, our business and financial results could be materially harmed.

      WE MAY BE UNABLE TO INTEGRATE THE OPERATIONS OF SOURCE INTERLINK AND ALLIANCE SUCCESSFULLY.

      We are in the process of integrating two companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies' operations include, among other things:

      - the necessity of coordinating geographically disparate organizations, systems and facilities;

      -     integrating personnel with diverse business backgrounds;

      -     consolidating corporate and administrative functions;

      - limiting the diversion of management resources necessary to facilitate the integration;

      - implementing compatible information and communication systems, as well as common operating procedures;

      - creating compatible financial controls and comparable human resources practices;

      -     coordinating sales and marketing functions;

      -     maintaining customer care services and retaining key customers;

      -     retaining key management and employees; and

      - preserving the collaboration, distribution, marketing, promotion and other important relationships of each company.

      The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention, any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations or the costs associated with these activities could harm our business, results of operations, financial condition or prospects.

      THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE
MERGER.

      The market price of our common stock may decline as a result of the merger for a number of reasons, including if:

      - the integration of our company and Alliance is not completed in a timely and efficient manner;

      - the costs associated with the merger or the integration of our company and Alliance are higher than anticipated;

      - we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or

      - the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.

      THERE MAY BE SALES OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK AFTER THE MERGER THAT COULD CAUSE OUR STOCK PRICE TO FALL.

      A large number of shares of our common stock may be sold into the public market within short periods of time at various dates following the closing of the merger. As a result, our stock price could fall. Of the approximately 26.9 million shares of our common stock issued in connection with the merger, approximately 18.8% of such shares are immediately available for resale by former stockholders of Alliance and approximately 81.2% of such shares are subject to "lock-up agreements" that restrict the timing of the resale of these shares. Under the lock-up agreements, shares will be released and available for sale in the public market as follows:

      - up to 33 1/3% of the shares subject to lock-up agreements may be sold in the public market after May 28, 2005;

      - up to a further 33 1/3% of the shares subject to lock-up agreements may be sold in the public market after August 28, 2005; and

      - the remaining shares subject to lock-up agreements may be sold in the public market after November 28, 2005.

      Any disposition of our common stock by former Alliance stockholders are also subject to compliance with the Securities Act, including Rules 144 and 145 thereunder. While Rule 145 under the Securities Act may impose some limitations on the number of shares certain Alliance stockholders may sell, including AEC Associates, sales of a large number of newly released shares of our common stock could occur and that could result in a sharp decline in our stock price. In addition, the sale of these shares could impair the combined company's ability to raise capital through the sale of additional stock.

RISKS RELATED TO YOUR OWNERSHIP OF OUR STOCK

      WE HAVE A SIGNIFICANT STOCKHOLDER WHOSE INTERESTS MAY CONFLICT WITH YOURS.

      Our largest stockholder, AEC Associates, L.L.C. beneficially owned approximately 34.7% of our outstanding voting power as of April 13, 2005. AEC Associates also has the right to designate three nominees for election to the eleven member board which it is expected to exercise for our 2005 annual meeting. In addition, for as long as AEC Associates (together with its members and affiliates acting as a group) owns an aggregate of at least 10% of our outstanding common stock, AEC Associates will have certain additional director designation rights as further described in the risk factor entitled "We have limitations on changes of control that could reduce your ability to sell our shares at a premium." For example, for actions that require a supermajority of the board, such as a change of control, AEC Associates designated directors may effectively have enough votes to prevent any such action from being taken by us. As a result, AEC Associates will have the ability through its ownership of our common stock and its representation on the board to exercise significant influence over our major decisions and over all matters requiring stockholder approval. AEC Associates may have interests that differ from those of our stockholders.

      OUR BYLAWS WILL REQUIRE SUPERMAJORITY APPROVAL OF OUR BOARD BEFORE WE CAN TAKE CERTAIN ACTIONS. THIS REQUIREMENT MAY RESTRICT STRATEGIC TRANSACTIONS INVOLVING US.

      Our bylaws provide that the affirmative vote of at least 75% of its entire board will be required to (i) approve or recommend a reorganization or merger of our company in a transaction that will result in our stockholders immediately prior to such transaction not holding, as a result of such transaction, at least 50% of the voting power of the surviving or continuing entity, (ii) a sale of all or substantially all of our assets which would result in its stockholders immediately prior to such transaction not holding, as a result of such sale, at least 50% of the voting power of the purchasing entity, or (iii) a change in our bylaws. This requirement may prevent us from making changes and taking other actions that are subject to this supermajority approval requirement. This requirement may limit our ability to pursue strategies or enter into strategic transactions for which the supermajority approval of the board cannot be obtained.

      WE HAVE LIMITATIONS ON CHANGES OF CONTROL THAT COULD REDUCE YOUR ABILITY TO SELL OUR SHARES AT A PREMIUM.

      Our certificate of incorporation and bylaws currently contain provisions that could reduce the likelihood of a change of control or acquisition of our company, which could limit your ability to sell our shares at a premium or otherwise affect the price of our common stock. These provisions include the following:

      - permit our board to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of that preferred stock;

      -     permit our board to issue up to 100,000,000 shares of common stock;

      - require that a change of control of the company be approved by a supermajority of at least 75% of the members of the board;

      -     provide for a classified board of directors;

      - provide that, for as long as AEC Associates (together with its members and affiliates acting as a group) owns an aggregate of at least 10% of the combined company's common stock, AEC Associates will have the right to designate an individual (or individuals) of its choice for election by the board for any seat that is last occupied or vacated by a director designated by Alliance or AEC Associates, except if such designation would result in the directors designated by AEC Associates having a disproportionate board representation to AEC Associates' (together with its members and affiliates acting as a group) ownership of our common stock;

      - permit the board to increase its own size and fill the resulting vacancies;

      -     limit the persons who may call special meetings of stockholders; and

      - establish advance notice requirements for nominations for election to the board or for proposing matters that can be acted on by stockholders at stockholders meetings.

      OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

      Our common stock is currently traded on the Nasdaq National Market. Our average daily trading volume for the three month period ending April 13, 2005 was approximately 150,000 shares. In the future, we may experience more limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from a high of $13.58 to a low of $8.39 for the 52-week period ending January 31, 2005. Broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, announcements of new services, additions or departures of key personnel, quarterly fluctuations in our financial results, changes in analysts' estimates of our financial performance, general conditions in our industry and conditions in the financial markets and a variety of other risk factors, including the ones described elsewhere in this Annual Report on Form 10-K. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management's attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

ITEM 2. PROPERTIES

     Our principal corporate offices are located at 27500 Riverview Center Boulevard, Bonita Springs, Florida. As of April 13, 2005, we owned or leased approximately 1.1 million square feet of manufacturing facilities, 1.0 million square feet of distribution centers and 90,000 square feet of office space. The following table presents information concerning our principal properties:

         LOCATION                    DESCRIPTION                     SEGMENT              SIZE (sq. ft.)      OWNED/ LEASED
---------------------------   --------------------------    -----------------------      ----------------     -------------
Bonita Springs, FL.........   Office                        Worldwide                              62,000          Leased
                                                            Headquarters
New York, NY...............   Office                        Supply Chain Management                 3,500          Leased

Coral Springs, FL..........   Distribution Center/office    Supply Chain Management               250,000           Owned
Shepherdsville, KY.........   Distribution Center           Supply Chain Management               169,000          Leased
Rockford, IL...............   Manufacturing/                Supply Chain                   300,000/10,500           Owned
                              Distribution Center           Management/In-store
                                                            Services
Brooklyn, NY...............   Manufacturing                 In-Store Services                      90,000          Leased
Philadelphia, PA...........   Warehouse                     In-Store Services                     110,000           Owned
Vancouver, B.C. ...........   Manufacturing                 In-Store Services                      51,000          Leased
Quincy, IL.................   Manufacturing                 In-Store Services                     258,000           Owned
Albemarle, NC..............   Manufacturing                 In-Store Services                     190,000          Leased
Dallas, TX.................   Distribution Center           Supply Chain Management                48,000          Leased
Harrisburg, PA.............   Distribution Center           Supply Chain Management               142,000          Leased

Carson City, NV............   Distribution Center           Supply Chain Management      135,000       Leased
Coral Springs, FL..........   Warehouse                     Supply Chain Management       46,000       Leased
Dayton, NJ.................   Distribution.Center           Supply Chain Management       42,000       Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

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

                                  HIGH         LOW
Year ended January 31, 2004
     First Quarter               $ 5.51      $ 4.33
     Second Quarter                8.59        5.50
     Third Quarter                 9.82        7.70
     Fourth Quarter               14.30        8.10

Year ended January 31, 2005
     First Quarter               $13.58      $10.31
     Second Quarter               11.39        8.89
     Third Quarter                10.73        8.39
     Fourth Quarter               13.32       10.20

As of April 13, 2005, there were approximately 195 holders of record of the common stock.

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

REPURCHASES OF EQUITY SECURITIES

We did not make any repurchases of our equity securities in the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected consolidated financial data are only a summary and should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2003, 2004 and 2005 and the balance sheet data as of January 31, 2004 and 2005, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our financial statements audited by BDO Seidman, LLP, an independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended January 31, 2001 and 2002 and the balance sheet data as of January 31, 2001, 2002 and 2003, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. On February 28, 2005, we consummated our merger with Alliance Entertainment Corp. The results of operations of

Alliance are not included in the selected financial data presented below. For a description of the merger of Source Interlink and Alliance, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical operating results are not necessarily indicative of the results that may be expected for any future period.

                                                                          YEAR ENDED JANUARY 31,
                                                      --------------------------------------------------------------
                                                        2001(3)      2002(3)      2003(3)     2004(3)        2005
                                                      ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                                              $  92,423    $ 218,697    $ 269,191    $ 315,791    $ 356,644
Cost of revenues                                         53,792      159,660      197,431      229,748      258,851
                                                      ---------    ---------    ---------    ---------    ---------
Gross profit                                             38,631       59,037       71,760       86,043       97,793
Selling, general and administrative expenses             23,279       36,464       43,710       50,538       55,130
Fulfillment freight                                           -        7,931       14,721       16,381       21,067
Relocation expenses (1)                                       -            -        1,926        1,730        2,450
Amortization of goodwill                                  2,994        5,424            -            -            -
Goodwill impairment charge (2)                                -       48,993            -            -            -
Loss on sale of land and building                             -            -            -            -       (1,122)
                                                      ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                  12,358      (39,775)      11,403       17,394       18,024
Other income (expense):
    Interest expense                                     (2,312)      (2,650)      (3,473)      (3,427)      (1,575)
    Interest income                                           -            -          277          358          175
    Deferred loan costs                                       -            -            -         (865)      (1,495)
    Other                                                    36       (2,390)         445          393          161
                                                      ---------    ---------    ---------    ---------    ---------
Total other expense                                      (2,276)      (5,040)      (2,751)      (3,541)      (2,734)
                                                      ---------    ---------    ---------    ---------    ---------
Income from continuing operations before income
taxes and discontinued operation                         10,082      (44,815)       8,652       13,853       15,290
Income tax expense (benefit)                              3,965         (969)         893        3,690        2,228
                                                      ---------    ---------    ---------    ---------    ---------
Income from continuing operations before
discontinued operation                                    6,117     (43,846)       7,759       10,163       13,062
Loss from discontinued operation, net of tax                  -     (29,019)        (421)        (115)        (980)
                                                      ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     $   6,117    $ (72,865)   $   7,338    $  10,048    $  12,082
                                                      =========    =========    =========    =========    =========
Earnings (loss) per share - basic
   Continuing operations                              $    0.35    $   (2.45)   $    0.42    $    0.55         0.57
   Discontinued operations                                    -        (1.62)       (0.02)       (0.01)       (0.04)
                                                      ---------    ---------    ---------    ---------    ---------
Total                                                      0.35        (4.07)        0.40    $    0.54         0.53
                                                      =========    =========    =========    =========    =========
Earnings (loss) per share - diluted
   Continuing operations                                   0.33        (2.45)        0.42         0.52         0.53
   Discontinued operations                                    -        (1.62)       (0.02)       (0.01)       (0.04)
                                                      ---------    ---------    ---------    ---------    ---------
Total                                                      0.33        (4.07)        0.40         0.51         0.49
                                                      =========    =========    =========    =========    =========
Weighted average of shares outstanding in computing
   Basic net income per share                            17,591       17,915       18,229       18,476       22,963
   Diluted net income per share                          18,348       17,915       18,478       19,866       24,833
                                                      =========    =========    =========    =========    =========

                                                                              AT JANUARY 31,
                                                      --------------------------------------------------------------
                                                         2001         2002         2003         2004         2005
                                                      ----------   ----------   ----------   ----------   ----------
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash                                                      1,085        2,943        5,570        4,963        1,387
Working capital                                          60,277       (9,424)      (3,519)      19,418       41,186
Total assets                                            158,448      164,430      157,239      164,101      197,753
Current maturities of  debt                                 116       42,097       29,215        4,059        5,630
Debt, less current maturities                            31,780       15,578       17,026       31,541       34,139
Total liabilities                                        48,658      120,887      106,320       97,027       70,070
Total equity                                            109,790       43,543       50,919       67,074      127,683
                                                      =========    =========    =========    =========    =========

(1) Relocation costs relate to the consolidation of our prior offices from St. Louis, Missouri, High Point, North Carolina and San Diego, California to our new offices in Bonita Springs, Florida. In addition, during fiscal 2005, the company relocated distribution centers from Milan, OH, San Diego, CA and Kent, WA to Harrisburg, PA and Carson City, NV.

(2) Charge related to the impairment of the goodwill attributed to our Magazine Distribution and Wood Manufacturing businesses.

(3)   Restated for the discontinued operations as discussed in note 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Prior to our merger with Alliance as discussed below, our business consisted of four business segments: Magazine Fulfillment, In-Store Services, Wood Manufacturing and Shared Services. Our segment reporting is structured based on the reporting of senior management to our chief executive officer.

      - Our Magazine Fulfillment group provides domestic and foreign titled magazines to specialty retailers, such as bookstores and music stores, and to mainstream retailers, such as supermarkets, discount stores, drug stores, convenience stores and newsstands. This group also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide. We provide fulfillment services to more than 26,000 retail stores, 7,300 of which also benefit from our selection and logistical procurement services.

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

      - Our Shared Services group consists of overhead functions not allocated to the other groups. These functions include corporate finance, human resource, management information systems and executive management that are not allocated to the three operating groups. Upon completion of the consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not attributable to any of our three main operating groups. Prior to fiscal year 2004, these expenses were included within our In-Store Services group.

      On February 28, 2005, we completed the merger with Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated as of November 18, 2004 (the "Merger Agreement").

      Alliance historically operated two business segments: the Distribution and Fulfillment Services Group ("DFSG") and the Digital Medial Infrastructure Services Group (the "DMISG"). Prior to the merger, on December 31, 2004, Alliance disposed of all of the operations conducted by the DMISG business lines through a spin-off to its existing stockholders. Consequently, in connection with the merger, we acquired only the DFSG business and not the DMISG business. The DMISG business represented approximately 1.8% and 1.4% of Alliance's consolidated sales for the years ended December 31, 2004 and 2003, respectively.

      We consummated the merger with Alliance to further our objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products. We believe that the merger provides significant market opportunities to take advantage of our strong retailer relationships and experience in marketing our products by expanding product offerings beyond our existing magazine fulfillment business to DVDs, CDs, video games and related home entertainment products and accessories. In addition, we believe that our in-store merchandising capabilities will be strengthened. We also believe this transaction will position us as the distribution channel of choice for film studios, record labels, publishers and other producers of home entertainment content products. We expect to benefit from substantial cost savings in the areas of procurement, marketing, information technology and administration and from other operational efficiencies, particularly in the distribution and fulfillment functions, where we plan to consolidate some distribution operations, reorganize others and leverage our best practices across all of our distribution operations. As a result, we believe the merger will enhance our financial strength, increase our visibility in the investor community and strengthen our ability to pursue further strategic acquisitions.

      The total purchase price of approximately $317.0 million consisted of $304.7 million in Source Interlink common stock, representing approximately 26.9 million shares, $9.3 million related to the exchange of approximately 0.9 million shares of common stock on exercise of outstanding stock options, warrants and other rights to acquire Alliance common stock and direct transaction costs of $3.0 million. The value of the common stock was determined based on the average market price of Source Interlink common stock over the 5-day period prior to and after the announcement of the merger in November 2004. The value of the stock options was determined using the Black-Scholes option valuation model.

DISCONTINUED OPERATION

In November 2004, the Company sold and disposed of its secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unrelated third party. All assets and liabilities relating to our secondary wholesale distribution operation were not assumed by the buyer. We recognized a gain on sale of this business of $1.4 million ($0.8 net of tax) in the fourth quarter of fiscal year 2005.

The following amounts related to our Magazine Fulfillment segment's discontinued operation (secondary wholesale distribution business) have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of income (in thousands):

                                                      2003        2004         2005
                                                      ----        ----         ----
Revenue                                            $ 21,704     $ 17,343    $ 13,380
                                                   ========     ========    ========
Loss before income taxes                           $   (702)    $   (191)   $ (3,033)
Income tax benefit                                      281           76       1,213
                                                   --------     --------    --------
Loss from discontinued operation, net of tax           (421)        (115)     (1,820)
                                                   --------     --------    --------
Pre-tax gain on sale of discontinued business             -            -       1,400
Income tax expense                                        -            -        (560)
                                                   --------     --------    --------
Gain on sale of business, net of tax                      -            -         840
                                                   --------     --------    --------
Discontinued operations, net of tax                $   (421)    $   (115)   $   (980)
                                                   ========     ========    ========

REVENUES

      The Magazine Fulfillment group derives revenues from:

      - selling and distributing magazines, including domestic and foreign titles, to specialty and mainstream retailers throughout the United States and Canada;

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

      - providing claim filing services related to rebates owed to retailers from publishers or their designated agents;

      -     storing, shipping, installing, and removing front-end fixtures; and

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

      Fulfillment freight has increased proportionately as the amount of product we distribute has increased. We anticipate the continued growth in our Magazine Fulfillment group will result in an increase in fulfillment freight. Generally, as pounds shipped increase, the cost per pound charged by third party carriers decreases. As a result, fulfillment freight as a percent of the Magazine Fulfillment group's gross revenues should decline slightly in the future.

   RELOCATION EXPENSES

      During fiscal 2005, the Company incurred $2.5 million of expenses related to distribution center relocations and a plant conversion. The Company began expansion into the mainstream retail market which resulted in distribution fulfillment centers in Milan, OH, San Diego, CA and Kent, WA being moved to Harrisburg, PA and Carson City, NV.

      During fiscal 2004, the Company incurred $1.7 million of expenses related to relocating its claims submission and fixture billing center, its Corporate Headquarters, and its Magazine Fulfillment administrative offices to its facility in Bonita Springs, FL.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, information relating to our continuing operations (in thousands):

                                                           YEAR ENDED JANUARY 31
                                     ------------------------------------------------------------------
                                            2003                   2004                    2005
                                     -------------------     ------------------    --------------------
                                                  MARGIN                 MARGIN                  MARGIN
                                         $           %          $           %          $            %
                                     ---------    ------    ---------    ------    ---------     ------
MAGAZINE FULFILLMENT
Revenues......................       $ 189,960              $ 238,471              $ 280,171
Cost of Revenues..............         145,650                179,460                210,639
Gross Profit..................          44,310      23.3%      59,011      24.7%      69,532       24.8%
Operating Expenses(1).........          37,046                 44,585                 53,030
Operating Income .............           7,264       3.8%      14,426       6.0%      16,502        5.9%
IN-STORE SERVICES(2)
Revenues......................       $  61,754              $  58,601              $  54,103
Cost of Revenues..............          35,391                 33,931                 29,368
Gross Profit..................          26,363      42.7%      24,670      42.1%      24,735       45.7%
Operating Expenses(1).........          21,512                  8,245                  8,777
Operating Income..............           4,851       7.9%      16,425      28.0%      15,958       29.5%
WOOD MANUFACTURING
Revenues......................       $  17,477              $  18,719              $  22,370
Cost of Revenues..............          16,390                 16,357                 18,844
Gross Profit..................           1,087       6.2%       2,362      12.6%       3,526       15.8%
Operating Expenses(1).........           1,799                  1,373                  1,241
Operating Income (Loss).......            (712)     (4.1)%        989       5.3%       2,285       10.2%
SHARED SERVICES(2)
Revenues......................       $       -              $       -              $       -
Cost of Revenues..............               -                      -                      -
Gross Profit..................               -         -            -         -            -          -
Operating Expenses(1).........               -                 14,446                 16,721
Operating (Loss)..............               -         -      (14,446)        -      (16,721)         -
TOTAL
Revenues......................       $ 269,191              $ 315,791              $ 356,644
Cost of Revenues..............         197,431                229,748                258,851
Gross Profit..................          71,760      26.7%      86,043      27.2%      97,793       27.4%
Operating Expenses(1).........          60,357                 68,649                 79,769
Operating Income .............          11,403       4.2%      17,394       5.5%      18,024        5.4%

------------
(1) Operating expenses include selling, general and administrative expenses, fulfillment freight, relocation expenses, loss on sale of land and building and amortization of intangibles.

(2) Prior to fiscal year 2004 amounts currently reported as Shared Services were reported as a component of In-Store Services.

      RESULTS FOR THE FISCAL YEAR ENDED JANUARY 31, 2005 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2004

      Revenues

      Overall revenues for the fiscal year ended January 31, 2005 increased $40.9 million, or 12.3% from the prior year due primarily to an increase in revenue in our Magazine Fulfillment group as described below.

      Our Magazine Fulfillment group's revenues were $280.2 million, an increase of $41.7 million or 17.5% as compared to the prior fiscal year.

      The group's revenues for fiscal year 2005 and 2004 are comprised of the following components (in thousands):

                                                      2005           2004         CHANGE
                                                   ---------      ---------      --------
Domestic distribution.........................     $   238.9      $   204.6      $   34.3
Export distribution...........................          38.5           32.0           6.5
Other.........................................           3.8            3.4           0.4
Intra-segment sales...........................          (1.0)          (1.5)          0.5
                                                   ---------      ---------      --------
Total.........................................     $   280.2      $   238.5      $   41.7
                                                   =========      =========      ========

      Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. The $34.3 million increase in domestic distribution relates primarily to an $80.0 million increase in gross distribution partially offset by higher returns and estimated return reserve at year-end. The increase in gross distribution related both to an increase in copies distributed as well as an increase in the amount billed per copy to specialty retailers as well as the expansion of our distribution network to traditional retailers via internal marketing efforts as well as the acquisition of Empire News, a traditional wholesaler servicing the western New York and northern Pennsylvania markets. Gross domestic distribution to our two largest customers increased $36.6 million. Gross distribution to traditional retailers increased from $10.9 million to $43.1 million, an increase of $32.2 million. Estimated sell-through for the period was lowered from 46.7% to 45.9%. The decreased estimated sell-through relates primarily to the increase in the percent of our distribution related to traditional retailers who generally have lower sell-through percentages than specialty retailers.

      Our export distribution began operations in March 2003. Export distribution increased $6.5 million compared to the prior fiscal year due primarily to an additional month of distribution in the current fiscal year.

      Our In-Store Services group's revenues for fiscal year ended January 31, 2005 were $54.1 million, a decrease of $4.5 million or 7.7% over the prior year.

      The group's revenues for the fiscal year ended January 31, 2005 and 2004 are comprised of the following components (in thousands):

                                                      2005         2004       CHANGE
                                                    --------     --------     ------
Claim filing and information..................      $   17.3     $   14.0     $  3.3
Wire manufacturing............................          36.8         44.6       (7.8)
                                                    --------     --------     ------
Total.........................................      $   54.1     $   58.6     $ (4.5)
                                                    ========     ========     ======

      Our claim filing revenues are recognized at the time the claim is paid. The increase in revenues in the fiscal year ended January 31, 2005 relate to the timing of the cash payments received on the claims. In addition, we acquired Promag Retail Services, LLC in August 2004 which also contributed to the increased revenues for the fiscal year ended January 31, 2005. Information services revenue increased by approximately $0.5 million over the prior year relating to additional information product contracts being entered into in the current year.

      Our front end wire and services revenues declined due to the cyclical nature of the industry. Major chains typically purchase new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle.

      Our Wood Manufacturing group's revenues for the fiscal year ended January 31, 2005 were $22.4 million, an increase of approximately $3.7 million or 19.5% over the prior year. The increase for the fiscal year ended January 31, 2005 relates to an increase in the number of store openings and remodelings performed by our customers.

   Gross Profit

      Gross profit for the fiscal year ended January 31, 2005 increased $11.8 million, or 13.7 %, over the prior fiscal year primarily due to an increase in sales volume in our Magazine Fulfillment group and our Wood Manufacturing Group.

      Our Magazine Fulfillment gross profits were $69.5 million, an increase of $10.5 million or 17.8%, compared to the prior fiscal year. The increase related primarily to the increased distribution revenue as described above and the improvement in gross profit margins from 24.7% to 24.8%. The gross profit margins in our domestic distribution businesses are generally higher than our export distribution and, as a result, overall gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations. In addition, we receive certain supplier rebates on gross distribution and as estimated sell-through decreases those rebates become a greater portion of the overall gross profit contribution yielding higher gross profit margins.

      Gross profit in our In-Store Services group for the fiscal year period ended January 31, 2005 increased $0.1 million, or 0.03%, over the prior year. The increase in gross profit is primarily due to a larger percentage of our sales occurring in claim filing and information which is a significantly higher margin business than our front end wire and services.

      Gross profit in our Wood Manufacturing group for the fiscal year ended January 31, 2005 increased $1.2 million, or 49.3%, over the prior year. The increase relates primarily to operational efficiencies at our manufacturing facilities.

   Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the fiscal year ended January 31, 2005 increased $4.6 million, or 9.1%, over the prior year. Selling, general, and administrative expenses as a percent of revenues declined from 16.0% to 15.5% in those same periods.

      The Magazine Fulfillment group's selling, general, and administrative expenses were $29.9 million, an increase of $3.3 million, or 12.5% over the prior fiscal year. As a percentage of sales, selling, general and administrative expenses have decreased from 11.1% to 10.7% compared to the prior year same period due to our ability to leverage existing infrastructure over a larger base of distribution and the consolidation of our distribution centers in Harrisburg, Pennsylvania and Carson City, Nevada. Overall expenses have increased due to the increase in our traditional distribution business and the related merchandising and distribution labor in our distribution centers and the expansion of our marketing efforts in the United Kingdom.

      The selling, general, and administrative expenses of In-Store Services in the fiscal year ended January 31, 2005 increased $0.2 million, or 2.1%, compared to the fiscal year ended January 31, 2004. The increase relates to an increase in general operating expenses offset by a reduction in executive salary expense in the fiscal year ended January 31, 2005 compared to the fiscal year ended January 31, 2004.

      The selling, general, and administrative expenses of Shared Services for the fiscal year ended January 31, 2005 increased $1.2 million, or 8.6%, compared to the fiscal year ended January 31, 2004. The overall increase is primarily due to Sarbanes-Oxley compliance charges and increased depreciation expense due to increased capital expenditures.

      The Wood Manufacturing group's selling, general, and administrative expenses in the fiscal year ended January 31, 2005 decreased $0.1 million, or 9.6%, compared to the fiscal year ended January 31, 2004. The decrease was attributable primarily to a head count reduction.

   Fulfillment Freight

      Fulfillment freight represents the outbound freight costs of domestic distribution. It consists primarily of payments to third party carriers to provide delivery service from our distribution centers to our customer's retail stores.

      Our Magazine Fulfillment group's freight expense was $21.1 million, an increase of $4.7 million or 28.6% compared to the prior fiscal year. Freight expense as a percentage of gross domestic distribution increased from 3.7% to 4.0%. The increase was primarily attributable to expansion of our fulfillment business where we receive a per pound fee to ship other distributors product.

   Relocation Expenses

      During fiscal 2005, the Company incurred $2.5 million of expenses related to distribution center relocations and a plant conversion. The Company began expansion into the mainstream retail market which resulted in distribution fulfillment centers in Milan, OH, San Diego, CA and Kent, WA being moved to Harrisburg, PA and Carson City, NV.

      During fiscal 2004, the Company incurred $1.7 million of expenses related to relocating its claims submission and fixture billing center, its Corporate Headquarters, and its Magazine Fulfillment administrative offices to its new facility in Bonita Springs, FL.

   Loss on sale of land and building

      For the fiscal year ended January 31, 2005, the Company recognized a loss on the sale of land and building of approximately $1.1 million for a vacant property located in Highpoint, NC.

   Operating Income

      Operating income for the fiscal year ended January 31, 2005 increased $0.6 million or 3.6%, compared to the fiscal year ended January 31, 2004 due to the factors described above.

      Operating profit margins for the fiscal year ended January 31, 2005 decreased from 5.5% to 5.0% as compared to the prior year due to the relocation costs and loss on sale of land and building discussed above.

   Interest Expense

      Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

      Interest expense decreased $1.9 million, or 54%, for the fiscal year ended January 31, 2005 compared to the fiscal year ended January 31, 2004. This decrease was due to significantly lower borrowings in the current fiscal year. The lower borrowing levels are due to the raising of proceeds from the sale of
3.8 million shares of our common stock.

   Other Income (Expense)

      Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

      For the fiscal years ended January 31, 2005 and 2004, we recorded charges of approximately $1.5 million and $0.9 million, respectively, related to the write off of deferred financing charges as a result of paying off certain debt instruments, as described below in "Liquidity and Capital Resources."

   Income Tax Expense

      The effective income tax rates on income from continuing operations were 14.6% and 26.6% for the fiscal years ended January 31, 2005 and 2004, respectively. The difference between the statutory rate and effective tax rates relates primarily to the realization of a net operating loss carry-forward acquired with our acquisition of Interlink through the reduction of the deferred tax valuation allowance in fiscal year 2005 and 2004. Additionally, at January 31, 2005, the Company reassessed the future utilization of such NOLs and determined that it is more likely than not that the benefit of such NOL will be realized and a valuation allowance is no longer necessary, accounting for the difference in the effective tax rate from 2005 to 2004.

   RESULTS FOR THE FISCAL YEAR ENDED JANUARY 31, 2004 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2003

   Revenues

      Revenues for the fiscal year ended January 31, 2004 increased $46.6 million, or 17.3%, over the prior fiscal year due primarily to an increase in revenue in our Magazine Fulfillment group.

      Our Magazine Fulfillment group's revenues for the fiscal year ended January 31, 2004 were $238.5 million, an increase of $48.5 million, or 25.5%, over the prior fiscal year. The group's revenues for the fiscal years ended January 31, 2004 and 2003 are comprised of the following components (in millions):

                                                          2004          2003        CHANGE
                                                        --------      --------      ------
Domestic distribution.............................      $  204.6      $  188.6      $ 16.0
Export distribution...............................          32.0             -        32.0
Other.............................................           3.4           2.5         0.9
Intra-segment sales...............................          (1.5)         (1.1)       (0.4)
                                                        --------      --------      ------
Total.............................................      $  238.5      $  190.0      $ 48.5
                                                        ========      ========      ======

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

      Our export distribution began operation in March 2003. Actual net export distribution was $52.4 million. At January 31, 2004, the sales return reserve related to our export distribution was $20.4 million.

      Our In-Store Services group's revenues for the fiscal year ended January 31, 2004 were $58.6 million, a decrease of $3.2 million or 5.1% over the prior fiscal year.

      The group's revenues for the fiscal years ended January 31, 2004 and 2003 are comprised of the following components (in millions):

                                                          2004         2003       CHANGE
                                                        --------     --------     ------
Claim filing and information......................      $   14.0     $   14.0     $    -
Wire manufacturing................................          44.6         47.8       (3.2)
                                                        --------     --------     ------
Total.............................................      $   58.6     $   61.8     $ (3.2)
                                                        ========     ========     ======

      Our wire manufacturing revenues declined due to the cyclical nature of the industry (major chains purchase new front-end fixtures every three years) and pricing pressure in our industry.

      Our Wood Manufacturing group's revenues for the fiscal year ended January 31, 2004 were $18.7 million, an increase $1.2 million or 7.1% compared to the prior fiscal year.

   Gross Profit

      Gross profit for the fiscal year ended January 31, 2004 increased $14.3 million, or 19.9%, over the prior fiscal year due primarily to an increase in gross profit in our Magazine Fulfillment group.

      Gross profit margins for the fiscal year ended January 31, 2004 increased 2.2% over the prior fiscal year. Margins improved or (declined) in our Magazine Fulfillment, In-Store Services, and Wood Manufacturing groups by 1.4%, (0.6)%, and 6.4%, respectively.

      Gross profit in our Magazine Fulfillment group for the fiscal year ended January 31, 2004 increased $14.7 million, or 33.2%, over the prior fiscal year. The increase related to both the increase in revenue described above as well as improving margins. The gross profit margins in our domestic distribution businesses are generally higher than our export distribution business and, as a result, gross profit margins improve as the portion of total revenues is weighted more heavily toward our domestic operations. The margins in our distribution business also improved as a result of a shift in product mix from lower margin domestic titles to higher margin imported titles.

      Gross profit in our In-Store Services group for the fiscal year ended January 31, 2004 decreased $1.7 million, or 6.4%, over the prior fiscal year. The decrease related to both the decrease in revenues described above as well as declining margins. The decrease in margins is both due to a decrease in pricing as well as the recent increase in commodity prices particularly steel, which is a major component of our front-end fixtures.

      Gross profit in our Wood Manufacturing group for the fiscal year ended January 31, 2004 increased $1.3 million, or 117.3%, over the prior fiscal year. The increase related to both the increase in revenue described above as well as improving margins. The prior fiscal year results included a significant inventory write-off related to a lost customer.

   Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the fiscal year ended January 31, 2004 increased $6.8 million, or 15.6%, over the prior fiscal year. Selling, general, and administrative expenses as a percent of revenues decreased from 16.2% to 16.0% in those same periods.

      The Magazine Fulfillment group's selling, general, and administrative expenses for the fiscal year ended January 31, 2004 increased $4.3 million, or 19.4%, over the prior fiscal year. The inception of our magazine export business resulted in $2.5 million of the increase.

      The combined selling, general and administrative expenses of In-Store Services and Shared Services for the fiscal year ended January 31, 2004 increased $2.9 million, or 15.0%, over the prior fiscal year. The increase is attributable to an expanded corporate infrastructure to support our enlarged scope of operations.

      The Wood Manufacturing group's selling, general, and administrative expenses for the fiscal year ended January 31, 2004 decreased $0.4 million, or 23.7%, over the prior fiscal year. The decrease was attributable to both the unusually high level of expenses in the fourth quarter of fiscal 2003 as well as the cost savings attributable to the consolidation of our manufacturing capacity in Carson City, Nevada into the facility in Albemarle, North Carolina.

   Fulfillment Freight

      Fulfillment freight expenses for the fiscal year ended January 31, 2004 increased $1.7 million, or 11.5%, over the prior fiscal year. Freight as a percentage of the Magazine Fulfillment group's revenues decreased from 6.9% to 6.4% due to improvement in the efficiency of our distribution model and an increase in the number of pounds distributed. Under our existing contract, our freight rates per pound decrease as the number of pounds shipped increases.

   Relocation Expenses

      During fiscal 2004, we relocated our magazine distribution back office from San Diego, California to Bonita Springs, Florida. The total expense recorded in the period related to this relocation was $1.7 million.

      During fiscal 2003, we relocated our claim submission and fixture billing center from High Point, North Carolina to Bonita Springs, Florida. The total expense recorded in the period related to this relocation was $1.9 million.

   Operating Income

      Operating income for the fiscal year ended January 31, 2004 increased $6.0 million, or 52.5%, compared to the prior fiscal year due to the factors described above.

      Operating profit margins for the fiscal year ended January 31, 2004 improved to 5.5% from 4.2% in the prior fiscal year. The increase was due primarily to the improvement in our gross profit margins in our magazine fulfillment business.

   Interest Expense

      Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

   Other Income (Expense)

      Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

      Other expense in the fiscal year ended January 31, 2004 includes a charge of $0.9 million related to the refinancing of our senior credit facilities.

      Other income in the fiscal year ended January 31, 2004 related primarily to the favorable settlement of an outstanding liability.

   Income Tax Expense

      The effective income tax rates were 26.6% and 10.3% for the fiscal years ended January 31, 2004 and 2003, respectively.

      The difference between the statutory rate and effective tax rates relates primarily to the realization of a portion of the net operating loss carry-forward acquired with our acquisition of Interlink and tax credits received from the state of Florida related to our relocation.

LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW

      Our primary sources of cash include receipts from our customers, borrowings under our credit facilities and from time to time the proceeds from the sale of common stock.

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

      The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by fiscal year as of January 31, 2005 (in thousands).

                                                                            PAYMENTS DUE BY PERIOD
                                                              ------------------------------------------------
                                                                              LESS
                                                                              THAN                                 AFTER
                                                                TOTAL        1 YEAR      1-3 YEARS   3-5 YEARS    5 YEARS
                                                              ---------     --------     ---------   ---------    --------
Debt obligations.........................................     $  39,769     $  5,630     $  10,570   $  23,569    $      -
Operating leases.........................................        33,052        5,169         7,253       6,451      14,179
                                                              ---------     --------     ---------   ---------    --------
Total contractual cash obligations.......................     $  72,821     $.10,799     $  17,823   $  30,020    $ 14,179
                                                              =========     ========     =========   =========    ========

      The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                                                                    NOTIONAL AMOUNT EXPIRATION BY PERIOD
                                                                  ---------------------------------------
                                                                               LESS
                                                                              THAN 1       1-3       3-5      AFTER
                                                                    TOTAL      YEAR       YEARS     YEARS    5 YEARS
                                                                  --------   --------     -----     -----    -------
Financial standby letters of credit.........................      $  1,800   $  1,800     $   -     $   -    $     -
                                                                  --------   --------     -----     -----    -------
Total commercial commitments................................      $  1,800   $  1,800     $   -     $   -    $     -
                                                                  ========   ========     =====     =====    =======

   OPERATING CASH FLOW

      Net cash (used in) provided by operating activities was ($11.5) million, $12.3 million and $20.6 million for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

      Operating cash flows for the fiscal year ended January 31, 2005 were primarily from net income $12.1 million, plus non-cash charges including depreciation and amortization of $5.4 million and provisions for losses on accounts receivable of $3.0 million, a write off of deferred financing costs and original issue discount of $1.5 million, a loss of the sale of land and building of $1.1 million, a decrease in inventories of $0.6 million and a decrease in other current and non-current assets of $0.7 million. These cash providing activities were offset by an increase in accounts receivable of $10.3 million and a decrease in accounts payable and accrued expenses of $24.8 million.

      The increase in accounts receivable for the fiscal year ended January 31, 2005 was primarily due to an increase in accounts receivable in our Magazine Fulfillment group of $6.6 million. The increase was due to an overall increase in distribution levels, especially in the last month of the quarter, more lenient payment terms offered to a significant customer in exchange for more favorable pricing, and partially offset by $13.8 million increase in the sales return reserve from the end of fiscal 2004.

      The In-Store Services Group had an increase in accounts receivable of approximately $2.0 million due primarily due to the seasonal nature of the wire manufacturing business, which generally has the highest receivable balance in the third quarter. The fourth quarter is generally our best collection and cash flow quarter of the year as revenues from the third quarter are collected.

      Receivables in our Wood Manufacturing division increased by approximately $0.2 million, due to additional revenues for the year of approximately $3.7 million.

      The decrease in accounts payable and accrued expenses for the fiscal year ended January 31, 2005 of $24.8 million relates primarily to a $12.5 million increase of purchase return reserves in our Magazine Fulfillment group.

      Operating cash flows for the fiscal year ended January 31, 2004 were primarily from net income ($10.1 million), plus non-cash charges including depreciation and amortization ($4.1 million) and provisions for losses on accounts receivable ($1.8 million), a decrease in accounts receivable ($0.5 million) and a decrease in other current and non-current assets ($2.0 million). These cash providing activities were offset by an increase in inventory ($1.3 million), and a decrease in accounts payable and accrued expenses other current and non-current liabilities ($5.7 million).

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

      Operating cash flow for the fiscal year ended January 31, 2003 was primarily from net income ($7.3 million), adding back non-cash charges such as depreciation and amortization ($3.3 million) and provisions for losses on accounts receivable ($2.0 million) and a significant decrease in accounts receivable ($17.6 million). These cash providing activities were offset by a significant reduction in accounts payable ($9.7 million).

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

   INVESTING CASH FLOW

      Net cash used in investing activities was $19.8 million, $9.5 million and $12.8 million in the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

      For the fiscal year ended January 31, 2005, cash used in investing activities included capital expenditures of $7.1 million, which in part related to our expansion of our distribution facilities in Harrisburg, Pennsylvania and Carson City, Nevada. Our advance pay program generated net cash flow of $4.0 million in the fiscal year ended January 31, 2005. In addition, we collected $6.8 million from the prior operator of our export distribution business during 2005. The initial advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. In addition, we incurred approximately $2.6 million in acquisition costs related to the acquisition of Alliance Entertainment Corp.

      In August 2004, we acquired all customer-based intangibles (i.e., all market composition, market share and other value) respecting claiming and information services of PROMAG Retail Services, LLC ("Promag") for approximately $13.2 million. Of the $13.2 million purchase price, $10.0 million was funded from a term loan discussed below and $0.75 million in a promissory note payable over a three year period to Promag. Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent throughout the United States and Canada.

      In September 2004, we acquired substantially all of the assets and liabilities of Empire State News Corp. ("Empire"), a magazine wholesaler in northwest New York state, for approximately $5.0 million. The purchase price consisted of $3.4 million of cash paid and $1.6 million of deferred consideration in the form of two notes payable ($1.2 million) and deferred compensation, subject to finalization of working capital adjustments in accordance with the purchase agreement.

      In November 2004, the Company entered into an agreement to terminate the leases under the magazine import and the magazine export agreements and acquire all import and export assets, naming rights and other intangibles including a non-compete by the seller. The purchase price of the import and export businesses was approximately $14.1 million (after an allowed reduction of the purchase price for the payments made by the Company under the prior leases agreements). The purchase price was comprised of $4.2 million paid in cash on the last business day of November 2004 and additional notes payable in the principal amount of $7.7 million.

      In the fiscal year ended January 31, 2004, cash used in investing activities related to capital expenditures of $2.1 million, which primarily related to our relocation to Florida and expansion of our distribution facility in Harrisburg, Pennsylvania, and $2.4 million of payments related to acquisition of the customer lists under the import and export agreement. Our advance pay program generated net cash flow of $1.8 million in the fiscal year ended January 31, 2004. We also advanced to the prior operator of our export distribution business $6.8 million. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. This balance had decreased to approximately $3.0 million at March 31, 2004.

      For the fiscal year ended January 31, 2003, cash used in investing activities related to capital expenditures of $4.4 million, which related primarily to our relocation to Florida, the acquisition of Innovative Metal Fixtures ($2.0 million of a total purchase price of approximately $2.6 million; the remaining portion consisting of a note payable to the former owner) and a payment under a magazine import agreement ($2.0) million related to the domestic distribution of foreign titles. Our advance pay program used net cash flow of $4.4 million.

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

      Net cash provided by (used in) financing activities was $27.6 million, ($3.4 million) and ($5.2) million in the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

      Financing activities in the fiscal year ended January 31, 2005 consisted of proceeds from the sale of 3.8 million shares of common stock. The proceeds generated from the issuance of common stock were approximately $40.5 million (net of underwriting and related expenses). We utilized a portion of these proceeds to repay the Wells Fargo Foothill original term loan, the Hilco Capital note payable and the notes payable to former owners. Total payments on notes payable in the current year was $24.0 million. For the fiscal year ended January 31, 2005, borrowings on the credit facilities totaled $7.6 million and a term loan in the amount of $10.0 million was issued related to the Promag transaction. In addition, the cash provided by the activities noted above was offset by a $12.2 million decrease in checks issued and outstanding at January 31, 2005. Finally, the exercise of employee stock options for the fiscal year generated approximately $5.9 million.

      In the fiscal year ended January 31, 2004, cash used in financing activities related to our various credit facilities included net repayments under revolving credit facilities of $27.7 million, payments of notes payable of $6.0 million and proceeds from the issuance of notes payable of $20.0 million. The exercise of employee stock options generated $2.8 million in proceeds. Outstanding checks increased $7.5 million as our new consolidated financing facility allowed for more efficient cash management.

      In the fiscal year ended January 31, 2003, cash used in financing activities related to our various credit facilities included net repayment under revolving credit facilities of $7.7 million and repayments of notes payable of $2.8 million. In addition, we repaid approximately $1.0 million of various notes outstanding to the prior owners of acquired companies. Outstanding checks increased $6.6 million relating to the timing of our payments to retailers under the Advance Pay program. At January 31, 2003, we had completed the filing of the quarterly rebate claims and had just processed a large number of payments, which was not the case at the end of 2002.

  DEBT

      At January 31, 2005, our total debt obligations were $39.8 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under a revolving credit facility, a term loan with Wells Fargo Foothill and the notes payable related to the acquisition of magazine import and export businesses.

      On October 30, 2003, we entered into a credit agreement with Wells Fargo Foothill. The credit agreement enabled us to borrow up to $45.0 million under a revolving credit facility. The credit agreement was to expire on October 30, 2006 and was secured by all of the assets of the Company. In August 2004, the Company amended the credit facility with Wells Fargo Foothill. The amended credit facility provided for a $10 million term note payable that bore interest at the prime rate of interest plus 2.0% (7.25% at January 31, 2005). In addition, the Company reduced the $45.0 million revolving credit facility to $40.0 million however the total credit facility remained at $50.0 million. The term note was payable over five years installments of $0.25 million for four quarters then $0.35, $0.50, $0.65 and $0.75 million, respectively, over the subsequent four quarters.

      On February 28, 2005, in conjunction with our merger with Alliance, we entered into an amended and restated secured financing arrangement with Wells Fargo Foothill, Inc., as arranger and administrative agent (the "Working Capital Loan Agent") for each of the lenders that may become a participant in such arrangement, and their successors and assigns (the "Working Capital Lenders") pursuant to which the Working Capital Lenders will make revolving loans ("Working Capital Loans") to us and our subsidiaries of up to $250 million ("Advances") and provide for the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and Wells Fargo (the "Amended and Restated Loan Agreement").

      The proceeds of the Working Capital Loans are to be used to (i) finance transaction expenses incurred in connection with the merger of Source Interlink and Alliance and the reincorporation of Source Interlink into Delaware, (ii) repay certain existing indebtedness of Alliance and its subsidiaries, (iii) repay certain existing indebtedness of Source Interlink to Wells Fargo under our previous credit facility (including, without limitation, a $10 million term loan) and (iv) for working capital and general corporate purposes, including the financing of acquisitions.

      Outstanding Advances bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0% and 1.00% based upon a ratio of the Registrant's EBITDA to interest expense ("Interest Coverage Ratio"). We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. To secure repayment of the Working Capital Loans and other obligations of ours to the Working Capital Lenders, we and our subsidiaries granted a security interest in all of our personal property assets to the Working Capital Loan Agent, for the benefit of the Working Capital Lenders. The Working Capital Loans mature on October 31, 2010.

      The commitment of the Working Capital Lenders to make Advances is subject to the existence of sufficient eligible assets to support such Advances under a specified borrowing base formula and compliance with, among other things, certain financial covenants. Under the Amended and Restated Loan Agreement, we are required to maintain a specified minimum level of EBITDA and compliance with specified fixed charge coverage and debt to EBITDA ratios. In addition, we are prohibited, without consent from the Working Capital Lenders, from:

            (i) incurring additional indebtedness or liens on our personal property assets;

            (ii) engaging in any merger, consolidation, acquisition or disposition of assets or other fundamental corporate change;

            (iii) permitting a change of control of us;

            (iv) paying any dividends or making any other distribution on capital stock or other payments in connection with the purchase, redemption, retirement or acquisition of capital stock;

            (v) changing our fiscal year or methods of accounting; and

            (vi) making capital expenditures in excess of $19.3 million during any fiscal year.

      Our borrowing base is calculated in part on the amount of eligible VHS, CD, DVD, video game and related inventory. Such inventory is encumbered by liens in favor of certain of our vendors, which liens must be subordinated to the prior lien of the Working Capital Loan Agent. Failure to obtain such subordination within 30 days after closing will result in such inventory being ineligible under the borrowing base. Failure to obtain such subordination within 60 days after closing will result in an event of default under the Amended and Restated Loan Agreement. Additional events of default under the Amended and Restated Loan Agreement include, among others:

            (i) failure to pay our obligations to the Working Capital Lenders or to otherwise observe its covenants under the Amended and Restated Loan Agreement and other loan documents,

            (ii) any of our subsidiaries becomes insolvent or bankrupt or has any material portion of its assets seized or encumbered, and

            (iii) a material breach or default under any of the Registrant's material contracts, including contracts for indebtedness.

      The balance on the credit facility at January 31, 2005 was $19.3 million. The balance on the amended and restated credit facility at March 31, 2005 was $26.3 million and availability was approximately $158.5 million.

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

      In connection with our acquisition of the magazine import and export businesses leased by us since May 2002 and March 2003, respectively, we agreed to make thirteen quarterly principal payments of approximately $0.7 million beginning in January 2004 and a payment of $1.0 million is payable in May 2005. The balance outstanding under these notes payable at January 31, 2005 was $9.9 million.

      In connection with the acquisition of the assets of Empire, we issued notes payable totaling $1.2 million to Empire and one of the former owners of Empire. The notes payable bear interest at the lowest rate per annum allowable under Section 1274 of the Internal Revenue Code, which was 2.35% as of January 31, 2005.

   OFF-BALANCE SHEET ARRANGEMENTS

      We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of the board. Actual results may differ from these estimates under different assumptions and conditions.

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

   Goodwill

      Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill and other intangible assets is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill relates primarily to the In-Store Services segment, which consists of acquired rebate claim filing and wire manufacturing operations. The annual impairment review was completed in the first fiscal quarter of 2005, 2004 and 2003 and no impairment charge was necessary. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. Fair value of the operating unit is determined based on a combination of discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. For goodwill valuation purposes only, the fair value of the operating segment is allocated to the assets and liabilities of the operating segment to arrive at an implied fair value of goodwill, based upon known facts and circumstances as if the acquisition occurred currently. The difference between the carrying value and the estimated fair value of the goodwill would be recognized as an impairment loss.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

      On December 15, 2004, the FASB issued a revision of the standard entitled SFAS No. 123(R), Share Based Payment. Publicly traded companies must apply this standard as of the beginning of the first annual period that begins after December 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The company has not completed its evaluation of the impact of adopting FASB 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past. The revised standard will be effective for the Company beginning in fiscal year 2007. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB no. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

      In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP states that the impact of this deduction should be accounted for as a special deduction rather than a rate reduction. It was effective immediately and has no impact on the Company's 2005 consolidated financial statements. The Company is currently reviewing its options related to the deduction and is currently unable to determine whether it may have a material impact in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our primary market risks include fluctuations in interest rates and exchange rate variability.

      Our debt primarily relates to credit facilities with Wells Fargo Foothill. See " -- Liquidity and Capital Resources -- Debt"

      The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of approximately $19.3 million at January 31, 2005. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (5.25% at January 31, 2005) plus a margin specified in the credit agreement based on an availability calculation (0.0% at January 31, 2005).

      The amended credit facility provides for a $10.0 million term note payable that bears interest at the prime rate plus 2% (7.25% at January 31, 2005). The term note is payable over five years in installments of $0.25 million over four quarters beginning January 31, 2005 then the quarterly installments increase to $0.35, $0.50, $0.65 and $0.75 million, respectively, over the subsequent four years.

      The original term note payable with Wells Fargo Foothill was paid in full in March 2004.

      The note payable with Hilco Capital was repaid in full during the quarter ended October 31, 2004.

      As a result of the above, our primary market risks relate to fluctuations in interest rates.

      We do not perform any interest rate hedging activities related to these two facilities.

      In connection with the SunTrust Mortgage discussed above, Alliance entered into interest rate swap and cap agreements to manage the interest rate risk exposures of its variable-rate debt portfolio. These instruments are not designated as hedges, and, accordingly, are recorded at fair value as an asset or liability in the consolidated balance sheets and interest income/expense in the consolidated statements of income.

      Additionally, Alliance has exposure to foreign currency fluctuation through export sales to international accounts. A significant change in the relative strength of the dollar to foreign currencies could result in a negative impact on Alliance's results of operations. Alliance does not conduct any hedging activities related to foreign currency.

      We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $6.6 million, which represented 1.8% of our revenues for the year ended January 31, 2005. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

      Additionally, we have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

      Revenues derived from the export of foreign titles (or sale to domestic brokers who facilitate the export) totaled $38.5 million for the fiscal year or 10.8% of total revenues. For the most part, our export revenues are denominated in dollars and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price due to a decline in the local currency relative to the dollar could decrease demand for these magazines at retail and negatively impact our results of operations.

      Domestic distribution (gross) of imported titles totaled approximately $94.3 million (of a total $525.2 million or 17.9%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pound sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices then comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

      We do not conduct any significant hedging activities related to foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included herein as a separate section of this report which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2005.

      Management's evaluation did not include assessing the effectiveness of internal control over financial reporting at Alliance Entertainment Corp., which was acquired on February 28, 2005.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm which also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. BDO Seidman LLP's attestation report on management's assessment of the Company's internal control over financial reporting is included below.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited management's assessment, included in the accompanying Management's Report, that Source Interlink Companies, Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of Source Interlink Companies, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period then ended and our report dated April 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
                                           /s/ BDO Seidman, LLP
April 8, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer.

     Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, subject to the limitations noted below, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Attached as exhibits to this annual report are certifications of the chief executive officer and the chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

SCOPE OF THE EVALUATION

      The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by personnel in our finance department, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary.

      Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. We evaluated these matters using the definitions for these terms found in professional auditing literature. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

      The company's management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


ITEM 9B. OTHER INFORMATION.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information under the captions "Election of Directors", "Executive Officers", "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics", contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Stockholders to be held on July 12, 2005 (the "Proxy Statement").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 with respect to the security ownership of our management and significant stockholders is incorporated by reference from the information under the caption "Security Ownership of Directors, Executive Officers and Principal Stockholders" and "Securities Authorized for Issuance under Equity Compensation Plans" contained in the Proxy Statement.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   1. Financial Statements:

         Report of Independent Registered Public Accounting Firm

         Consolidated balance  sheets  - January  31,  2005 and 2004

         Consolidated statements of income - years ended January 31, 2005, 2004 and 2003

         Consolidated statements of stockholders' equity - years ended January 31,2005, 2004 and 2003

         Consolidated statements of cash flows - years ended January 31, 2005, 2004 and 2003

         Notes to consolidated financial statements

      2. Financial statement schedules. The following consolidated financial statement schedule of Source Interlink Companies, Inc. and subsidiaries is included herein:

         Report of Independent Registered Public Accounting Firm S-1

         Schedule II - Valuation and qualifying accounts S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3. Exhibits.

         See Exhibit Index.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2005.

                                                SOURCE INTERLINK COMPANIES, INC.
                                                            (registrant)

                                                         /s/ Marc Fierman
                                                --------------------------------
                                                          Marc Fierman
                                                     Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 18, 2005.

          SIGNATURE                                       TITLE

     /s/ S. Leslie Flegel                      Chairman, Chief Executive
     ------------------------                  Officer and Director (principal
       S. Leslie Flegel                        executive officer)

     /s/ James R. Gillis                       President, Chief Operating
     ------------------------                  Officer and Director
       James R. Gillis

     /s/ Marc Fierman                          Chief Financial Officer
     ------------------------                  (principal financial and
       Marc Fierman                            accounting officer)

     /s/ A. Clinton Allen                      Director
     ------------------------
       A. Clinton Allen

     /s/ Gray Davis                            Director
     ------------------------
       Gray Davis

     /s/ Michael R. Duckworth                  Director
     ------------------------
       Michael R. Duckworth

     /s/ Ariel Z. Emanuel                      Director
     ------------------------
       Ariel Z. Emanuel

     /s/ David R. Jessick                      Director
     ------------------------
       David R. Jessick

     /s/ Aron S. Katzman                       Director
     ------------------------
       Aron S. Katzman

     /s/ Allan R. Lyons                        Director
     ------------------------
       Allan R. Lyons

     /s/ Gregory Mays                          Director
     ------------------------
       Gregory Mays

     /s/ George A. Schrug                      Director
     ------------------------
       George A. Schrug

                   SOURCE INTERLINK COMPANIES AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------  -------------------------------------------------------------------------

2.1      Agreement and Plan of Merger, dated November 18, 2004, by and among Source
         Interlink Companies, Inc., Alliance Entertainment Corp. and Alligator
         Acquisition, LLC , incorporated by reference to Current Report on Form
         8-K, as filed with the SEC on November 24, 2004 (File No. 001-13437)

2.2      Agreement and Plan of Merger dated February 28, 2005, between Source
         Interlink Companies, Inc., a Missouri corporation and Source Interlink
         Companies, Inc., a Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File
         No. 001-13437)

3.9      Certificate of Incorporation of Source Interlink Companies, Inc., a
         Delaware corporation, incorporated by reference to Current Report on Form
         8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

3.10     Amended and Restated Bylaws of Source Interlink Companies, Inc., a
         Delaware corporation, incorporated by reference to Current Report on Form
         8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

4.1      Form of Common Stock Certificate of Source Interlink Companies, Inc., a
         Delaware corporation, incorporated by reference to Current Report on Form
         8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

4.2      Form of Warrant issued pursuant to a Loan Agreement dated as of October
         30, 2003, by and between Source Interlink Companies, Inc., its subsidiaries and Hilco Capital, LP, as agent, incorporated by reference to
         Current Report on Form 8-K, as filed with the SEC on November 5, 2003.

4.3 Form of Warrant Agreement issued pursuant to a Loan Agreement dated as of October 30, 2003, by and between Source Interlink Companies, Inc., its subsidiaries and Hilco Capital, LP, as agent, as amended and restated, incorporated by reference to Registration Statement on Form S-3, as filed with the SEC on August 30, 2004 (File No. 333-118655).

4.4      Warrantholders Rights Agreement dated as of October 30, 2003 by and between Source Interlink Companies, Inc. and Hilco Capital LP,
         incorporated by reference to Current Report on Form 8-K, as filed with the
         SEC on November 5, 2003 (File No. 001-13437)

4.5 Stockholder's Agreement dated February 28, 2005, between the Registrant and AEC Associates, LLC, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.3**   The Source Information Management Company Amended and Restated 1995
         Incentive Stock Option Plan, incorporated by reference to Annual Report on
         Form 10-K, as filed with the SEC on May 1, 2001 (File No. 001-13437)

10.6**   Employment Agreement dated February 28, 2005 between the Registrant and
         James R. Gillis, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.20**  The Source Information Management Company Amended and Restated 1998
         Omnibus Plan, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2001 (File No. 001-13437)

10.21**  Employment Agreement dated February 28, 2005 between the Registrant and
         S. Leslie Flegel, incorporated by reference to Current Report on Form 8-K
         ,as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.22**  Employment Agreement dated February 28, 2005 between the Registrant and
         Jason S. Flegel, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.28    Standard Lease Agreement between SINV II, LLC as Landlord and Source-Huck
         Store Fixture Company as Tenant dated October 31, 2001, incorporated by reference to Annual Report on Form

         10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

10.29    Standard Lease Agreement between SINV, LLC as Landlord and Source-Huck
         Store Fixture Company as Tenant dated October 31, 2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437)

10.31    Lease Agreement by and between Riverview Associates Limited Partnership and Source Interlink Companies, Inc. dated August 9, 2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16,
         2002 (File No. 001-13437

10.31.1 Lease Amendment by and between Riverview Associates Limited Partnership and Source Interlink Companies, Inc. dated August 27, 2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2003 (File No. 001-13437).

10.32    Industrial Lease between Broadway Properties LTD and Innovative Metal
         Fixtures, Inc. dated for reference June 1, 2001, and Assignment and
         Assumption Agreement between Innovative Metal Fixtures, Inc., Aaron Wire &
         Metal Products LTD and Broadway Properties LTD dated May 3, 2002, incorporated by reference to Annual Report on Form 10-K, as filed with the
         SEC on May 1, 2003 (File No. 001-13437)

10.33    Net Lease between Conewago Contractors, Inc. and Pennsylvania
         International Distribution Services, Inc. dated as of May 1, 2000, incorporated by reference to Annual Report on Form 10-K, as filed with the
         SEC on May 1, 2003 (File No. 001-13437)

10.33.1  First Amendment to Net Lease between Conewago Contractors, Inc. and
         International Periodical Distributors, Inc. effective September 1, 2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December 15, 2003 (File No. 001-13437)

10.33.2  Second Amendment to Net Lease between Conewago Contractors, Inc. and
         International Periodical Distributors, Inc. effective December 1, 2004, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December 10, 2004 (File No. 001-13437)

10.34    Lease Agreement between Regal Business Center, Inc and Publisher
         Distribution Services, Inc. dated as of September 1, 1998, as amended by
         First Modification and Ratification of Lease Agreement dated as of October
         __, 1998 and Second Modification and Ratification of Lease Agreement dated as of October __, 2001 (dates omitted in original), incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1,
         2003 (File No. 001-13437)

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

10.40    Agreement of Lease dated as of October 24, 2000 by and between Joseph P.
         Day Realty Corp., as agent for owner Ron Bet 40th Street LLC, and Brand
         Manufacturing Corp., incorporated by reference to Quarterly Report on Form
         10-Q, as filed with the SEC on June 16, 2003 (File No. 001-13437)

10.41**  Employment Agreement dated February 28, 2005 between the Registrant and
         Marc Fierman, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.44 Amended and Restated Loan Agreement dated February 28, 2005 by and among the Registrant, its subsidiaries, and Wells Fargo Foothill, Inc., as arranger and administrative agent, incorporated by reference to Current
         Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
         001-

         13437)

10.46    Form of Source Interlink Voting Agreement, dated November 18, 2004, between Source Interlink Companies, Inc., Alliance Entertainment Corp. and
         certain stockholders of Source Interlink, incorporated by reference to
         Current Report on Form 8-K, as filed with the SEC on November 24, 2004
         (File No. 001-13437)

10.48+   Retail Magazine Supply Agreement between Barnes & Noble, Inc. and
         International Periodical Distributors, Inc. dated as of August 6, 2004, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December 10, 2004 (File No. 001-13437)

10.49**  Employment Agreement dated February 28, 2005 between the Registrant and
         Alan Tuchman, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.50** The 1999 Equity Participation Plan of Alliance Entertainment Corp., incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the SEC on January 18,
         2005 (File No. 333-121656)

10.51**  The 1999 Employee Equity Participation and Incentive Plan of Alliance
         Entertainment Corp., incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the
         SEC on January 18, 2005 (File No. 333-121656)

10.52**  Amended and Restated Digital On-Demand, Inc. 1998 Executive Stock
         Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No.
         1 to Registration Statement on Form S-4, as filed with the SEC on January
         18, 2005 (File No. 333-121656)

10.53**  Amended and Restated Digital On-Demand, Inc. 1998 General Stock
         Incentive Plan, incorporated by reference to Exhibit 10.5 to Amendment No.
         1 to Registration Statement on Form S-4, as filed with the SEC on January
         18, 2005 (File No. 333-121656)

10.54 Multi-Tenant Industrial Triple Net Lease, dated as of September 5, 2003, between Catellus Development Corporation and AEC One Stop Group, Inc., incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the SEC on January 18,
         2005 (File No. 333-121656)

10.55**  Source Interlink Companies, Inc. Supplemental Executive Retirement Plan,
         effective as of March 1, 2005, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.56**  Source Interlink Companies, Inc. Challenge Grant Program, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March
         4, 2005 (File No. 001-13437)

10.57**  Executive Participation Agreement dated February 28, 2005 between the
         Registrant and James R. Gillis, incorporated by reference to Current
         Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
         001-13437)

10.58** Form of Executive Participation Agreement, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File
         No. 001-13437)

10.59** Form of Split-Dollar Insurance Agreement, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File
         No. 001-13437)

10.60    Consulting Agreement dated February 28, 2005 between the Registrant and
         The Yucaipa Companies, LLC, incorporated by reference to Current Report on
         Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

10.61*+ Product Fulfillment Services Agreement dated as of March 17, 2004 between Barnes & Noble, Inc. and AEC One Stop Group, Inc.

14.1     Code of Business Conduct and Ethics of Source Interlink Companies, Inc., a
         Delaware corporation, incorporated by reference to Current Report on Form
         8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437)

14.2     Code of Ethics for Chief Executive Officer and Financial Executives of
         Source Interlink Companies, Inc., a Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4,
         2005 (File No. 001-13437)

14.3     Code of Conduct for Directors and Executive Officers of Source Interlink
         Companies, Inc., a Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File
         No. 001-13437)

21.1*    Subsidiaries of the Registrant

23.1*    Consent of BDO Seidman, LLP

31.1*    Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*    Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*    Section 1350 Certification of Principal Executive Officer and Principal
         Financial Officer

* Filed herewith.

** Indicates management contract or compensatory plan, contract or arrangement.

+ Certain material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Commission.

                        SOURCE INTERLINK COMPANIES, INC.

                          INDEX OF FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENT OF SOURCE INTERLINK COMPANIES, INC.                               PAGE
Report of Independent Registered Public Accounting Firm                                                     F-2

Consolidated Balance Sheets at January 31, 2005 and 2004                                                    F-3

Consolidated Statements of Income for the three years in the period ended January 31, 2005                  F-5

Consolidated Statements of Stockholders' Equity for the three years in the period ended January 31, 2005    F-6

Consolidated Statements of Cash Flows for the three years in the period ended January 31, 2005              F-7

Notes to Consolidated Financial Statements                                                                  F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited the consolidated balance sheets of Source Interlink Companies, Inc. as of January 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc. at January 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 8, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 8, 2005

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                 January 31,                              2005               2004
----------------------------------------------      ----------------   -----------------
ASSETS
CURRENT ASSETS
      Cash                                          $          1,387   $           4,963
      Trade receivables, net                                  48,078              41,834
      Purchased claims receivable                              2,006               5,958
      Inventories                                             16,868              17,241
      Income tax receivable                                    2,275               2,067
      Deferred tax asset                                       2,302               2,915
      Advances under magazine export agreement                     -               6,830
      Other                                                    3,349               2,536
                                                    ----------------   -----------------
TOTAL CURRENT ASSETS                                          76,265              84,344
                                                    ----------------   -----------------

Property, plants and equipment                                36,706              29,145
Less accumulated depreciation and amortization               (14,375)            (10,582)
                                                    ----------------   -----------------
NET PROPERTY, PLANTS AND EQUIPMENT                            22,331              18,563
                                                    ----------------   -----------------

OTHER ASSETS
      Goodwill, net                                           71,600              45,307
      Intangibles, net                                        16,126               7,931
      Deferred tax asset                                       2,903                 908
      Other                                                    8,528               7,048
                                                    ----------------   -----------------
TOTAL OTHER ASSETS                                            99,157              61,194
                                                    ----------------   -----------------
                                                    $        197,753   $         164,101
                                                    ================   =================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

                            January 31,                                                       2005               2004
-----------------------------------------------------------------------------------      ---------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Checks issued against future advances on revolving credit facility                  $         1,951   $          14,129
     Accounts payable and accrued expenses (net of allowance for returns of $70,292
     and $57,842 at January 31, 2005 and 2004, respectively)                                      25,274              44,741
     Deferred revenue                                                                              2,205               1,680
     Other                                                                                            19                 317
     Current maturities of debt                                                                    5,630               4,059
                                                                                         ---------------   -----------------
TOTAL CURRENT LIABILITIES                                                                         35,079              64,926
Debt, less current maturities                                                                     34,139              31,541
Other                                                                                                852                 560
                                                                                         ---------------   -----------------

TOTAL LIABILITIES                                                                                 70,070              97,027
                                                                                         ---------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed Capital:
     Preferred Stock, $.01 par  (2,000 shares authorized; none issued)                                 -                   -
     Common Stock, $.01 par  (40,000 shares authorized; 23,849 and 18,991 shares
     issued)                                                                                         238                 190
     Additional paid-in-capital                                                                  150,269             102,297
                                                                                         ---------------   -----------------
     Total contributed capital                                                                   150,507             102,487
Accumulated deficit                                                                              (23,696)            (35,778)
Accumulated other comprehensive income (loss):
    Foreign currency translation                                                                   1,439                 932
                                                                                         ---------------   -----------------
                                                                                                 128,250              67,641

Less:  Treasury Stock (100 shares at cost)                                                          (567)               (567)
                                                                                         ---------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                                                       127,683              67,074
                                                                                         ---------------   -----------------

                                                                                         $       197,753   $         164,101
                                                                                         ===============   =================

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                           (in thousands, except per share data)

                    Fiscal year ended January 31,                               2005              2004              2003
----------------------------------------------------------------          ---------------     ------------      ------------
Revenues                                                                  $       356,644     $    315,791      $    269,191
Costs of revenues                                                                 258,851          229,748           197,431
                                                                          ---------------     ------------      ------------
Gross profit                                                                       97,793           86,043            71,760
Selling, general and administrative expense                                        55,130           50,538            43,710
Fulfillment freight                                                                21,067           16,381            14,721
Relocation expenses                                                                 2,450            1,730             1,926
Loss on sale of land and building                                                   1,122                -                 -
                                                                          ---------------     ------------      ------------
Operating income                                                                   18,024           17,394            11,403
                                                                          ---------------     ------------      ------------
Other income (expense)
            Interest expense                                                       (1,575)          (3,427)           (3,473)
            Interest income                                                           175              358               277
            Write of deferred financing costs and original issue
             discount                                                              (1,495)            (865)                -
            Other                                                                     161              393               445
                                                                          ---------------     ------------      ------------
Total other expense                                                                (2,734)          (3,541)           (2,751)
                                                                          ---------------     ------------      ------------
Income from continuing operations before income taxes and
discontinued operation                                                             15,290           13,853             8,652
Income tax expense                                                                  2,228            3,690               893
                                                                          ---------------     ------------      ------------
Income from continuing operations before discontinued operation                    13,062           10,163             7,759
Loss from discontinued operation, net of tax                                         (980)            (115)             (421)
                                                                          ---------------     ------------      ------------
Net income                                                                $        12,082     $     10,048      $      7,338
                                                                          ===============     ============      ============
Earnings (loss) per share - basic
   Continuing operations                                                  $          0.57     $       0.55      $       0.42
   Discontinued operations                                                          (0.04)           (0.01)            (0.02)
                                                                          ---------------     ------------      ------------
Total                                                                                0.53             0.54              0.40
                                                                          ===============     ============      ============

Earnings (loss) per share - diluted
   Continuing operations                                                             0.53             0.52              0.42
   Discontinued operations                                                          (0.04)           (0.01)            (0.02)
                                                                          ---------------     ------------      ------------
Total                                                                     $          0.49     $       0.51      $       0.40
                                                                          ===============     ============      ============

Weighted average of shares outstanding - basic                                     22,963           18,476            18,229
Weighted average of shares outstanding - diluted                                   24,833           19,866            18,478

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

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SOURCE INTERLINK COMPANIES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (in thousands)


                                                                                 Other
                                  Common Stock   Additional                  Comprehensive   Treasury Stock         Total
                                ----------------  Paid - in    Accumulated       Income     ----------------     Stockholders'
                                Shares   Amount    Capital       Deficit        (Loss)      Shares   Amount         Equity
                                ------  --------  ----------   ----------       -------     ------   -------    -------------
Balance, January 31, 2002       19,415  $    194  $  103,386  $  (53,164)       $  (387)     1,126   $(6,486)   $      43,543

Net income                                                         7,338                                                7,338
Foreign currency
translation                                                                         177                                   177
                                                                                                                -------------
Comprehensive income                                                                                                    7,515
                                                                                                                -------------

Issuance of common stock
in exchange for services            46         1         216                                                              217
Exercise of stock options           17         -          76                                                               76
Exercise of warrants                11         -          32                                                               32
Purchase of treasury stock                                                                     100      (464)            (464)
Retirement of treasury
stock                           (1,126)      (11)     (6,372)                               (1,126)    6,383
                                ------  --------  ----------  ----------        -------     ------   -------    -------------

Balance, January 31, 2003       18,363       184      97,338     (45,826)          (210)       100      (567)          50,919

Net income                                                        10,048                                               10,048
Foreign currency
translation                                                                       1,142                                 1,142
                                                                                                                -------------
Comprehensive income                                                                                                   11,190
                                                                                                                -------------

Exercise of stock options          624         6       2,820                                                            2,826
Tax benefit from stock
options exercised                                        924                                                              924
Original issuance discount
of note payable from
warrants                                                 936                                                              936
Other                                4                   279                                                              279
                                ------  --------  ----------  ----------        -------     ------   -------    -------------

Balance, January 31, 2004       18,991       190     102,297     (35,778)           932        100      (567)          67,074

Net income                                                        12,082                                               12,082
Foreign currency
translation                                                                         507                                   507
                                                                                                                -------------
Comprehensive income                                                                                                   12,589

Exercise of stock options        1,058        10       5,915                                                            5,925
Tax benefit from stock
options exercised                                      1,621                                                            1,621
Public offering proceeds
(net of offering costs of
$3,226)                          3,800        38      40,436                                                           40,474
                                ------  --------  ----------  ----------        -------     ------   -------    -------------
Balance, January 31, 2005       23,849  $    238  $  150,269  $  (23,696)       $ 1,439        100   $  (567)   $     127,683
                                ======  ========  ==========  ==========        =======     ======   =======    =============

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

                     Years ended January 31,                                2005                2004                2003
----------------------------------------------------------------       ---------------     ---------------     -------------
OPERATING ACTIVITIES
     Net income                                                                 12,082     $        10,048     $       7,338
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
        Depreciation and amortization                                            5,447               4,084             3,301
        Provision for losses on accounts receivable                              3,003               1,819             2,023
        Deferred income taxes                                                   (1,382)               (534)           (1,178)
        Deferred revenue                                                           525                (497)             (320)
        Loss on sale of land and building                                        1,122                   -                 -
        Write off of deferred financing costs and original issue
        discount                                                                 1,495                 865                 -
        Other                                                                       32               1,047              (288)
        Changes in assets and liabilities (excluding business
        acquisitions):
            (Increase) decrease in accounts receivable                         (10,256)                455            17,619
            Decrease (increase) in inventories                                     610              (1,329)            1,200
            Decrease in other current and non-current assets                       706               2,011               614
            Decrease in accounts payable and other liabilities                 (24,845)             (5,673)           (9,675)
                                                                       ---------------     ---------------     -------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (11,461)             12,296            20,634
                                                                       ---------------     ---------------     -------------

INVESTMENT ACTIVITIES
     Capital expenditures                                                       (7,146)             (2,113)           (4,429)
     Purchase of claims                                                        (87,230)            (81,341)          (79,789)
     Payments received on purchased claims                                      91,181              83,144            75,396
     Collections (advances) under magazine export agreement                      6,830              (6,830)                -
     Payments under magazine import agreement                                   (1,500)             (1,000)           (2,000)
     Payments under magazine export agreement                                        -              (1,400)                -
     Acquisition of Innovative Metal Fixtures, Inc.                                  -                   -           (2,014)
     Acquisition of Worldwide agreements                                        (4,212)                  -                 -
     Acquisition of  Empire State News Corp.                                    (3,352)                  -                 -
     Acquisition of Promag Retail Services, LLC                                (12,473)                  -                 -
     Proceeds from the sale of fixed assets                                        735                   -                 -
     Acquisition costs of Alliance Entertainment Corp.                          (2,585)                  -                 -
                                                                       ---------------     ---------------     -------------
CASH USED IN INVESTING ACTIVITIES                                              (19,752)             (9,540)          (12,836)
                                                                       ---------------     ---------------     -------------

FINANCING ACTIVITIES
     (Decrease) increase in checks issued against revolving credit
     facilities                                                                (12,178)              7,518             6,611
     Borrowings (repayments) under credit facilities                             7,554             (27,733)           (7,667)
     Payments of notes payable                                                 (23,977)             (5,974)           (3,758)
     Borrowing under notes payable                                              10,000              20,000                 -
     Proceeds from the issuance of common stock                                 46,399               2,826               108
     Deferred financing cost                                                      (161)
     Purchase of treasury stock                                                      -                   -              (465)
                                                                       ---------------     ---------------     -------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 27,637              (3,363)           (5,171)
                                                                       ---------------     ---------------     -------------

(DECREASE) INCREASE  IN CASH                                                    (3,576)               (607)            2,627
CASH, beginning of period                                                        4,963               5,570             2,943
                                                                       ---------------     ---------------     -------------
CASH, end of period                                                    $         1,387     $         4,963     $       5,570
                                                                       ===============     ===============     =============

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Source Interlink Companies, Inc. (the "Company") and its subsidiaries distribute magazines direct to specialty and mainstream retailers, design, manufacture, install and remove retail fixtures located at the check-out lane, manage retailers' claims for rebates with magazine publishers, provide access to a comprehensive database of point-of-sale data to retailers and product managers, and manufacture high-end wood retail display fixtures.

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

       Asset Class                      Life
-----------------------               ---------
Buildings                              40 years
Machinery and equipment               5-7 years
Vehicles                              5-7 years
Furniture and fixtures                5-7 years
Computers                             3-5 years

Leasehold improvements are amortized over the shorter of the useful life of the asset or the life of the lease.

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill and other intangible assets is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Goodwill relates primarily to the In-Store Services segment, which consists of acquired rebate claim filing and wire manufacturing operations. The annual impairment review was completed in the first fiscal quarter of 2005, 2004 and 2003 and no impairment charge was necessary. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. Fair value of the operating unit is determined based on a combination of discounted cash flows and publicly traded company multiples

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and acquisition multiples of comparable businesses. For goodwill valuation purposes only, the fair value of the operating segment is allocated to the assets and liabilities of the operating segment to arrive at an implied fair value of goodwill, based upon known facts and circumstances as if the acquisition occurred currently. The difference between the carrying value and the estimated fair value of the goodwill would be recognized as an impairment loss.

INTANGIBLE ASSETS

The Company currently amortizes intangible assets over the estimated useful life of the asset ranging from 5 to 15 years (See Footnote 6). When appropriate, the Company commissions an independent expert to advise the Company on the useful life of the intangible assets.

DEFERRED FINANCING FEES

Deferred financing fees are capitalized and amortized over the life of the credit facility and are included in other long-term assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

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

During fiscal 2005, two customers (Barnes and Noble, Inc. and Borders Group, Inc.) accounted for 53.2% (28.7% and 24.5%) of total revenues.

During fiscal 2004, these two customers accounted for 53.4% (28.3% and 25.1%) of total revenues.

During fiscal 2003, these two customers accounted for 57.9% (30.0% and 27.9%) of total revenues.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides for potential uncollectible accounts receivable at a level management believes is sufficient based on customer specific information and historical collection experience.

SHIPPING AND HANDLING CHARGES

Shipping and handling charges related to the distribution of magazines are not included in Cost of Revenues. Shipping and handling costs totaled approximately $21.1 million, $16.4 million and $14.7 million in 2005, 2004 and 2003, respectively.

RELOCATION EXPENSES

During fiscal 2005, the Company incurred $2.5 million of expenses related principally to distribution center relocations. The Company began expansion into the mainstream retail market which resulted in distribution fulfillment centers in Milan, OH, San Diego, CA and Kent, WA being moved to Harrisburg, PA and Carson City, NV.

During fiscal 2004, the Company incurred $1.7 million of expenses related to relocating its claims submission and fixture billing center, its Corporate Headquarters, and its Magazine Fulfillment administrative offices to its new facility in Bonita Springs, FL.

During fiscal 2003, the Company incurred $1.9 million of expenses related to the relocations noted above. These costs consist of reimbursement of $1.2 million for moving expenses, $0.2 million for severance payments and other costs.

The Company accounted for the relocations in accordance with FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 requires recording costs associated with an exit or disposal activity at their fair values when a liability has been incurred.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income account in stockholders' equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in the Consolidated Statements of Income.


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive income item is foreign currency translation adjustments.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the fiscal 2005, 2004 or 2003 net income related to our stock option plans as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

On December 15, 2004, the FASB issued a revision of the standard entitled SFAS No. 123(R), Share Based Payment, which requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Publicly traded companies must apply this standard as of the beginning of the first annual period that begins after December 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The company has not completed its evaluation of the impact of adopting FASB 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method.


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (in thousands except per share amounts):

                                                    2005                2004                2003
                                              ------------------  ------------------  -----------------
Net income (as reported)                      $           12,082  $           10,048  $           7,338
Stock compensation costs, net of tax                        (423)             (1,330)            (2,191)
                                              ------------------  ------------------  -----------------
Pro-forma net income                          $           11,659  $            8,718  $           5,147
                                              ==================  ==================  =================

Weighted average shares, basic                            22,963              18,476             18,229
Weighted average shares, diluted                          24,833              19,866             18,478

Basic earnings per share - as reported        $             0.53  $             0.54  $            0.40
Diluted earnings per share - as reported                    0.49                0.51               0.40

Basic earnings per share - pro-forma          $             0.51  $             0.47  $            0.28
Diluted earnings per share - pro-forma                      0.47                0.44               0.28

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,                   2005               2004                2003
-----------------------               -----------       -------------       ------------
Dividend yield                                  0%                  0%                 0%
Expected volatility                          0.50                0.50               0.50
Risk-free interest rate                2.18%-2.86%       2.16% - 2.58%      2.21% - 4.32%

RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB no. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP states that the impact of this deduction should be accounted for as a special deduction rather than a rate reduction. It was effective immediately and has no impact on the Company's 2005 consolidated financial statements. The Company is currently reviewing its options related to the deduction and is currently unable to determine whether it may have a material impact in the future.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Magazine Import and Export Acquisition

In May, 2002, the Company entered into an agreement giving the Company the right to distribute domestically a group of foreign magazine titles. The agreement called for an initial payment of $2.0 million, $1.0 million in fiscal 2004 and additional contingent payments up to $2.5 million spread over the two years ended May 2005 based on the overall gross profit generated from the sale of these titles.

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

group of domestic magazine titles. The agreement called for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company's international sales of these titles. Guaranteed payments under both of these agreements were capitalized at inception and were included in intangible assets and were being amortized over fifteen years, the term of the agreements.

In November 2004, these distribution agreements were terminated when the Company acquired all import and export assets, WMS, Inc. naming rights and other intangibles including a non-compete by the seller. The purchase price of the import and export businesses was approximately $14.1 million (after an allowed reduction of the purchase price for the payments made by the Company under the prior leases agreements). The purchase price was comprised of $4.2 million paid in cash on the last business day of November 2004 and notes payable in the principal amount of $7.7 million. The first note of $8.9 million is payable over 13 quarters in equal installments of $0.7 million. In addition, a second note payable in the amount of $1.0 million is payable in full on May 1, 2005.

Since the company has historically operated these magazine import and export businesses under leases, included in the magazine fulfillment segment, results of operations for the import and export businesses are included in the statement of operations for the years ended January 31, 2005, 2004 and 2003 respectively. Thus, this acquisition was not material to the Company's operations.

Under the original export lease agreement, the Company agreed to pay the prior owner's outstanding trade payables out of the collections of the prior owner's outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection are to be settled at a future date. The balance was paid in full in November 2004.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

-----------------------------------------------------------------------------
 Intangible assets:
   Goodwill                                                       8,529
   Customer lists and non-compete agreement                       3,400
 Total assets acquired                                           11,929
 Less: Additional notes payable issued                           (7,717)
                                                                     -
-----------------------------------------------------------------------------
 Total cash paid                                                $ 4,212
=============================================================================

PROMAG Retail Services, LLC Acquisition

In August 2004, the Company acquired all customer based intangibles (i.e., all market composition, market share and other value) of the claiming and information services of PROMAG Retail Services, LLC ("Promag") for approximately $13.2 million. Of the $13.2 million purchase price, $10.0 million was funded from a note payable with Wells Fargo Foothill noted in Footnote 7 and $0.75 million in a promissory note payable over a three year period to Promag in quarterly installments of approximately $0.05. The results of Promag's operations have been included in our consolidated statements of income since August 1, 2004.

Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent throughout the United States and Canada. Goodwill and other intangible assets recorded in connection with the transaction totaled $13.2 million. The intangible assets are subject to amortization and consist primarily of customer contracts and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 12.77 years. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill and intangible assets were assigned entirely to our In-Store Services segment. This acquisition was not material to the Company's operations.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

-----------------------------------------------------------------------------
 Intangible assets:
   Goodwill                                                       8,723
   Customer lists and non-compete agreement                       4,500
 Total assets acquired                                           13,223
 Less: Note payable issued                                         (750)
                                                                      -
-----------------------------------------------------------------------------
 Total cash paid                                                $12,473
=============================================================================

Empire State News Corp. Acquisition

In September 2004, the Company acquired substantially all of the operating assets and liabilities of Empire State News Corp. ("Empire"), a magazine wholesaler in northwest New York State for approximately $5.0 million. The purchase price consisted of $3.4 million of cash paid and $1.6 million of deferred consideration in the form of two notes payable (see Footnote 7) and deferred consideration, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of Empire's operations have been included in our consolidated statements of income since September 26, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations ("FAS 141"). Goodwill recorded in connection with the transaction totaled $8.7 million. The fair value assigned to goodwill was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill was assigned entirely to our Magazine Fulfillment segment. This acquisition was not material to the Company's operations.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

-----------------------------------------------------------------------------
 Current assets:                                                    485
 Fixed assets                                                     1,902
 Goodwill                                                         8,612
 Total assets acquired                                           10,999
 Less: Current liabilities                                       (6,080)
 Less: Note payable issued                                       (1,200)
 Less: Other long-term liabilities                                 (367)
-----------------------------------------------------------------------------
 Total cash paid                                                $ 3,352
=============================================================================

3. TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                                            2005             2004
                                       --------------   ----------------
Trade receivables                      $      129,031   $        112,504
Less allowances for:
     Sales returns and other                   78,404             66,102
     Doubtful accounts                          2,549              4,568
                                       --------------   ----------------
                                               80,953             70,670
                                       --------------   ----------------
                                       $       48,078   $         41,834
                                       ==============   ================


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories consist of the following (in thousands):

                                     2005                   2004
                              --------------------    -----------------
Raw materials                 $              2,657    $           2,278
Work-in-process                              1,459                1,973
Finished goods:
     Fixtures                                1,407                  761
     Magazine inventory                     11,345               12,229
                              --------------------    -----------------
                              $             16,868    $          17,241
                              ====================    =================

In the event of non-sale, magazine inventories are generally returnable to the publishers for full credit.

5. PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consist of the following (in thousands):

                                                 2005                   2004
                                          --------------------    -----------------
Land                                      $                870    $             870
Buildings                                                8,809                7,081
Leasehold improvements                                   2,566                1,419
Machinery and equipment                                 10,806                8,780
Vehicles                                                   354                  332
Furniture and fixtures                                   3,855                3,722
Computers                                                9,446                6,941
                                          --------------------    -----------------
Property, plants and  equipment           $             36,706    $          29,145
                                          ====================    =================

Depreciation expense from property, plants and equipment was $3.8 million, $3.3 million and $3.0 million for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows (in thousands):

                                                 2005                  2004
                                          --------------------    -----------------
Amortizable intangible assets:
    Customer lists                        $             16,025    $           9,110
    Non-compete agreements                               1,000                    -
                                          --------------------    -----------------
                                                        17,025                9,110
    Accumulated amortization                              (899)              (1,179)
                                          --------------------    -----------------
Intangibles, net                          $             16,126    $           7,931
                                          ====================    =================

All goodwill additions in fiscal 2005 are tax deductible.

Amortization expense from intangible assets was $1.2 million, $0.7 million and $0.2 million for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

Amortization expense for each of the five succeeding years is estimated to be (in thousands):

Fiscal year                    Amount
-----------                 ------------
2006                        $      1,286
2007                               1,240
2008                               1,237
2009                               1,233
2010                               1,117
                            ------------
Total                       $      6,113
                            ============


The changes in the carrying amount of goodwill, for the year ended January 31, 2005, are as follows:


                         Balance,                                                    Balance,
                         Jan. 31,            Goodwill       Foreign currency         Jan. 31,
                          2004               Additions      translation adjustments    2005
                         --------------------------------------------------------------------
Goodwill                 $45,307              25,926                367              $71,600
                         --------------------------------------------------------------------

All goodwill additions in fiscal 2005 are tax deductible.

7. DEBT

Debt consists of (in thousands):

                                                                    2005              2004
                                                               --------------   ----------------
Revolving Credit facility - Wells Fargo Foothill               $       19,289   $         11,735
Note payable - Wells Fargo Foothill                                     8,766              4,083
Note payable - Hilco Capital, net of $858
original issuance discount in 2004                                          -             14,142
Note Payable - magazine import and export (Note 2)                      9,879              3,850
Notes payable to former owners of acquired company                          -              1,613
Note Payable - former owner of Empire                                   1,200                  -
Other                                                                     635                177
                                                               --------------   ----------------
Debt                                                                   39,769             35,600
Less current maturities                                                 5,630              4,059
                                                               --------------   ----------------
Debt, less current maturities                                  $       34,139   $         31,541
                                                               ==============   ================

Wells Fargo Foothill Credit Facility

On October 30, 2003, the Company entered into a credit agreement with Wells Fargo Foothill. The credit agreement enables the Company to borrow up to $45.0 million under a revolving credit facility and provided a $5.0 million term note payable. The credit agreement is secured by all of the assets of the Company.

In August 2004, the Company amended the credit facility with Wells Fargo Foothill. The amended facility now extends through October 31, 2009 and provides for a $10 million term note payable that bears interest at the prime rate plus 2.0% (7.25% at January 31, 2005). In addition, the Company reduced the $45.0 million revolving credit facility to $40.0 million; however the total credit facility remains $50.0 million. The term note is payable over five years with initial quarterly installments of $0.25 million payable over four quarters beginning October 31, 2004. The quarterly installments increase to $0.35, $0.50, $0.65 and $0.75 million, respectively, over the subsequent four years.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the revolving credit facility bear interest at a rate equal to the prime rate (5.25% at January 31, 2005) plus a margin up to 0.5% (the applicable margin was 0.0% at January 31, 2005) based on an availability calculation and carries a facility fee of 1/4% per annum on the difference between $40 million and the average principal amount outstanding under the facility including advances under the revolving credit facility and letter of credits.

The original $5.0 million term note payable bore interest at a rate equal to the prime rate plus 2.5%. The note was payable in equal principal installments of $0.1 million per month plus current interest. The balance on the note payable was paid in full during the quarter ended April 30, 2004.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. At January 31, 2005, we were in compliance with all financial and other covenants.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in unused availability, after consideration of outstanding letters of credit of $1.8 million, of $12.9 million at January 31, 2005. Interest in the amount of $0.2 million was accrued at January 31, 2005 and 2004.

This agreement was amended on February 28, 2005. See Footnote 19 for additional information.

Hilco Capital Note Payable

On October 30, 2003, the Company entered into a credit agreement with Hilco Capital. The note bore a value at maturity of $15.0 million and was recorded net of the original issuance discount. Upon the closing of the agreement, Hilco received a five year warrant to purchase up to 400,000 shares of the Company's common stock at $8.04 per share. The warrants were valued at $.9 million using a Black Scholes option pricing model. The value of these warrants was recorded as an original issuance discount to the term loan and was to be amortized over the term of the loan using the effective interest method. The term loan paid in full during the year ended January 31, 2005. In conjunction with the prepayment of notes payable, the remaining original issue discount of approximately $0.86 million and $0.64 million of deferred financing costs were written off.

Notes Payable to Former Owners of Acquired Companies

In connection with the acquisition of the assets of Empire, the Company issued notes payable totaling $1.2 million to Empire and one of the former owners of Empire. The notes payable bear interest at the lowest rate per annum allowable under the Internal Revenue Service Code Section 1274, which was 2.35% as of January 31, 2005 and are payable ratably over four fiscal years beginning with the quarter ending January 31, 2005.

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

The aggregate amount of debt maturing in each of the next five fiscal years is as follows (in thousands):

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Amount
              --------
2006          $  5,630
2007             5,142
2008             5,428
2009             3,514
2010            20,055
              --------
              $ 39,769
              ========

At January 31, 2005 and 2004, unamortized deferred financing fees were approximately $1.8 and $2.6 million, respectively.

8. DISCONTINUED OPERATION

In November 2004, the Company sold and disposed of its secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unrelated third party. All assets and liabilities of the secondary wholesale distribution operation were not assumed by the buyer. The Company recognized a gain on sale of this business of $1.4 million ($0.8 net of tax) in the fourth quarter of fiscal year 2005.

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations (in thousands):

                                                      2005               2004              2003
                                                 ----------------   ----------------   ---------------
Revenue                                          $         13,380   $         17,343   $        21,704
                                                 ================   ================   ===============
Loss before income taxes                         $         (3,033)  $           (191)  $          (702)
Income tax benefit                                          1,213                 76               281
                                                 ----------------   ----------------   ---------------
Loss from discontinued operation, net of tax               (1,820)              (115)             (421)
                                                 ----------------   ----------------   ---------------

Pre-tax gain on sale of discontinued business               1,400                  -                 -
Income tax expense                                           (560)                 -                 -
                                                 ----------------   ----------------   ---------------
Gain on sale of business, net of tax                          840                  -                 -
                                                 ----------------   ----------------   ---------------
Discontinued operations, net of tax              $           (980)  $           (115)  $          (421)
                                                 ================   ================   ===============


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                    2005          2004          2003
                                                                   ------       -------        ------
Weighted average number of common shares outstanding               22,963        18,476        18,229

Effect of dilutive securities:
   Stock options and warrants                                       1,870         1,390           249
Weighted average number of common shares outstanding - as
adjusted                                                           24,833        19,866        18,478

Certain items were excluded from the dilution calculation for the following reasons (shares in thousands):

At January 31, 2005, options and warrants to purchase 225 and 26 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the option's and warrant's exercise price was greater than the average market price of the Company's common stock for 2005.

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

10. INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of income for income from continuing operations before income taxes consists of the following components (in thousands):

                                                       2005                2004             2003
                                                 -----------------  -----------------  ---------------
Current
    Federal                                      $           2,627  $           3,292  $           870
    State                                                      539                580              169
    Foreign                                                    444                482              485
                                                 -----------------  -----------------  ---------------
Total current                                                3,610              4,354            1,524
                                                 -----------------  -----------------  ---------------

Deferred
    Federal                                                 (1,608)              (694)            (531)
    State                                                      466                 (9)            (132)
    Foreign                                                   (240)                39               32
                                                 -----------------  -----------------  ---------------
Total deferred                                              (1,382)              (664)            (631)
                                                 -----------------  -----------------  ---------------
Total income tax expense                         $           2,228  $           3,690  $           893
                                                 =================  =================  ===============



                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summary reconciles income taxes for continuing operations at the maximum federal statutory rate with the effective rates for 2005, 2004 and 2003 (in thousands):

                                                       2005              2004               2003
                                                 -----------------  -----------------  ---------------
Income tax expense at statutory rate                     $  5,351          $   4,848        $   3,028
Change in valuation allowance                              (4,104)            (3,208)          (2,109)
State income tax expense, net of
   federal income tax benefit                                 653                371               24
Difference in foreign tax rates                               (61)              (104)            (142)
Other, net                                                    389              1,783               92
                                                         --------          ---------        ---------
Income tax expense                                       $  2,228          $   3,690        $     893
                                                         ========          =========        =========

Components of income from continuing operations before income taxes are as follows (in thousands):

                                              2005             2004                2003
                                           ---------        -----------         ----------
United States                              $  14,259        $    12,065         $    6,712
Foreign                                        1,031              1,788              1,940
                                           ---------        -----------         ----------
                                           $  15,290        $    13,853         $    8,652
                                           =========        ===========         ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

                                                           2005             2004
                                                        -----------      ----------
Deferred tax assets
        Net operating loss carryforwards                $     4,576      $    5,030
        Allowance for doubtful accounts                       1,025           1,777
        Goodwill                                                456           1,510
        Deferred revenue                                        882             672
        Other                                                   918             296
                                                        -----------      ----------
                                                              7,857           9,285
Less: Valuation allowance                                         -          (4,104)
                                                        -----------      ----------
Deferred tax asset, net                                       7,857           5,181
                                                        -----------      ----------

Deferred tax liabilities
        Book/tax difference in capital assets                 1,791           1,358
        Prepaid expenses                                        861               -
                                                        -----------      ----------
Total deferred tax liabilities                                2,652           1,358
                                                        -----------      ----------

Net deferred tax asset                                        5,205           3,823
                                                        ===========      ==========

Classified as:
        Current asset                                         2,302           2,915
        Long-term asset                                       2,903             908
                                                        -----------      ----------
Net deferred tax asset                                  $     5,205      $    3,823
                                                        ===========      ==========

At January 31, 2005, the Company had net operating loss ("NOL") carryforwards of approximately $13,075 expiring as follows (in thousands):

Fiscal year                       Amount
-----------                      --------
2019                             $  1,834
2020                             $ 11,241
                                 ========

                                                       See accompanying notes to
                                               Consolidated Financial Statements
                                      F-20

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Revenue Service regulations limit the utilization of these operating losses to approximately $1.2 million per year. Valuation allowances exist on assets where there is uncertainty as to their future utilization. The Company's valuation allowance related to NOL carryforwards. At January 31, 2005 the Company reassessed the future utilization of such NOLs and determined that it is more likely than not that the benefit of such NOLs will be realized and a valuation allowance is no longer necessary.

11.   RELATED PARTY TRANSACTIONS

The Company purchased legal services from Armstrong Teasdale LLP totaling approximately $0.3, $0.7 and $0.5 million for the years ended January 31, 2005, 2004 and 2003, respectively. Mr. Kenneth Teasdale is Chairman of Armstrong Teasdale LLP and has served as a director on the Company's Board of Directors since March 2000.

12.   COMMITMENTS

Leases

The Company leases office and manufacturing space, an apartment, computer equipment, and vehicles under leases that expire over the next five years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.

Rent expense was approximately $5.5 million, $5.9 million and $4.9 million for the years ended January 31, 2005, 2004 and 2003, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2005 (in thousands):

Year Ending January 31,        Amount
-----------------------       --------
2006                          $  5,210
2007                             4,088
2008                             3,754
2009                             3,534
2010                             3,419
Thereafter                      14,221
                              --------
                              $ 34,226
                              ========

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

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Range of           Weighted
                                                       Number of           Exercise           Average
                                                        Options             Prices         Exercise Price
                                                       ---------       ----------------    --------------
Options outstanding at January 31, 2002                4,326,399       $ 1.66 - $ 21.60    $      7.46
Options granted                                          926,750         4.27 -    6.00           4.83
Options forfeited or expired                            (395,633)        1.66 -   16.63           5.89
Options exercised                                        (16,599)        2.42 -    5.00           4.63
                                                       ---------       ----------------    -----------
Options outstanding at January 31, 2003                4,840,917         2.42 -   21.60           7.09
Options granted                                          826,750         4.56 -    9.66           5.09
Options forfeited or expired                            (141,972)        4.21 -   16.63           7.29
Options exercised                                       (624,661)        2.42 -    5.94           4.52
                                                       ---------       ----------------    -----------
Options outstanding at January 31, 2004                4,901,034         2.42 -   21.60           7.07
Options granted                                          223,500         8.58 -   12.55           9.40
Options forfeited or expired                            (586,089)        4.56 -   21.60          12.37
Options exercised                                       (982,446)        2.42 -    8.04           5.53
                                                       ---------       ----------------    -----------
Options outstanding at January 31, 2005                3,555,999       $ 2.42 -  $21.60    $      6.48
                                                       =========       ================    ===========

The following table summarizes information about the stock options outstanding at January 31, 2005:

                                      Options Outstanding                    Options Exercisable
                         ---------------------------------------------     -----------------------
                                           Weighted         Remaining                     Weighted
                           Number           Average        Contractual        Numbers     Average
 Exercise Price          Outstanding         Price        Life (Months)     Exercisable    Price
---------------          -----------       --------       ------------      -----------   --------
$ 2.42 - $ 5.00            1,719,793       $   4.65         29 -  96          1,266,360   $   4.70
    5.01 - 7.50              723,339           5.32         12 -  94            703,422       5.31
   7.51 - 10.00              667,167           8.10         46 - 115            490,834       7.97
  10.01 - 15.00              336,500          11.85         47 - 111            325,167      11.85
  15.01 - 21.60              109,200          16.61         56 -  62            109,200      16.61
                         -----------       --------                        ------------   --------
                           3,555,999       $   6.48                           2,894,983   $   6.65
                         ===========       ========                        ============   ========

Options exercisable at January 31, 2004 totaled 4,281,918 with a weighted average exercise price of $7.35.

Options exercisable at January 31, 2003 totaled 3,816,021 with a weighted average exercise price of $7.58.

The weighted average fair value of each option granted during the year was $3.40, $1.82 and $1.80 (at grant date) in 2005, 2004, and 2003, respectively.
The options were issued at exercise prices which were equal to or exceeded quoted market price at the date of grant.

At January 31, 2005, 376,816 shares were available for grant under the plans.

Profit Sharing and 401(k) Plan

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2005, 2004, and 2003.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2005, 2004, and 2003 pursuant to this Plan were approximately $0.3 million, $0.4 million and $0.3 million, respectively.

Union Plan

At January 31, 2005, 221 of the Company's 1,228 employees were members of a collective bargaining unit. The Company is party to three collective bargaining agreements, which expire on December 31, 2005, September 30, 2007 and January 31, 2008. Contributions to the union funds were approximately $0.3 million, $0.4 million and $0.4 million for the years ended January 31, 2005, 2004, and 2003, respectively.

Stock Award Plan

In September 1996, the Company adopted its Stock Award Plan for all employees and reserved 41,322 shares of Common Stock for such plan. Under the plan, the Stock Award Committee, appointed by the Board of Directors of the Company, shall determine the employees to whom awards shall be granted. No awards were granted during the years ended January 31, 2005, 2004, or 2003.

14.   WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2005:


Exercise         Number           Number            Date of               Date of
 Price        Outstanding       Exercisable          Grant              Expiration
--------      -----------       -----------    -----------------     ----------------
$  5.39           8,000             8,000           May 23, 2002       April 30, 2007
   6.82         150,000                 -       October 23, 2003     October 23, 2013
   8.01          16,668                 -        August 29, 2003      August 29, 2013
   8.04         338,667           338,667       October 30, 2003     October 30, 2008
   8.58          30,000                 -        August 30, 2004      August 30, 2014
  14.00          25,644            25,644           May 23, 2002      August 31, 2005

15.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid (refunded) is as follows (in thousands):

Year Ended January 31,              2005                2004            2003
----------------------             -------            --------        -------
Interest                           $ 2,168            $  3,945        $ 3,545
Income Taxes                       $   359            $ (2,962)       $ 2,609


                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant non-cash activities were as follows:

In conjunction with the Empire acquisition, the Company incurred $1.6 million of deferred consideration in the form of two notes payable totaling $1.2 million (see Footnote 7) and deferred compensation of $0.4 million, subject to finalization of working capital adjustments in accordance with the purchase agreement.

In conjunction with the Worldwide acquisition, the Company issued an additional $7.7 million in notes payable to acquire all import and export assets, naming rights, other intangibles including a non-compete by the seller (see Footnote 2 and 7).

During 2005, the Hilco note payable was paid in full and the original issue discount of $0.9 million was written off and unamortized deferred financing fees of $0.64 million were also written off.

During 2004, in connection with the magazine export agreement discussed in Note 2, a liability of $4.2 million was recognized for the guaranteed payments owed under the agreement

During 2004, in connection with the closing of the Wells Fargo Foothill credit facility, the outstanding balances (including any accrued but unpaid interest and fees) with Bank of America and Congress Financial were paid in full. Termination of our existing facilities resulted in a write-off of the related unamortized deferred loan charges of $0.9 million.

The Hilco Capital note payable was recorded net of an original issuance discount related to the 400,000 warrants (total value at $0.9 million) issued upon close.

During 2003, the Company retired 1.1 million shares of common stock held in treasury which was recorded at a cost of $6.4 million.

During 2003, as part of the relocation of our North Carolina claim submission and fixture billing center to Bonita Springs, Florida, the assets related to the land and building located in North Carolina totaling $1.8 million was placed on the market for sale. As a result, the related assets were removed from our capital asset accounts and were recorded in other long-term assets. This property was sold during 2005 and a loss on the sale was recognized in the amount of $1.1 million.

16.   SHAREHOLDERS' EQUITY

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

Shared Services consists of overhead functions not allocated to individual operating segments. Previously, the majority of these expenses were included in the In-Store Services segment. Comparable information is not available and not presented for fiscal 2003.

Segment results follow (in thousands):

                                 Magazine   In-Store       Wood        Shared
 Year ended January 31, 2005   Fulfillment  Services  Manufacturing   Services   Consolidated
-----------------------------  -----------  --------  -------------  ---------   ------------
Revenues                       $ 280,171    $ 54,103    $ 22,370     $      -      $356,644
Cost of revenues                 210,639      29,368      18,844            -       258,851
                               ---------    --------    --------     --------      --------
Gross profit                      69,532      24,735       3,526            -        97,793
Selling, general &
administrative                    29,873       8,417       1,241       15,599        55,130
Fulfillment freight               21,067           -           -            -        21,067
Relocation expense                 2,090         360           -            -         2,450
Loss on sale of land
and building                           -           -           -        1,122         1,122
                               ---------    --------    --------     --------      --------
Operating income (loss)        $  16,502    $ 15,958    $  2,285     $(16,721)     $ 18,024
                               =========    ========    ========     ========      ========
Total assets                   $  69,116    $ 93,418    $ 15,754     $ 19,465      $197,753
Goodwill, net                     17,258      54,342           -            -        71,600
Intangibles, net                  11,800       4,326           -            -        16,126
Depreciation and amortization      1,392       1,270         459        2,326         5,447
Capital expenditures               2,379         219          60        4,488         7,146

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Magazine    In-Store      Wood        Shared
Year ended January 31, 2004  Fulfillment   Services  Manufacturing  Services  Consolidated
---------------------------  -----------   --------  -------------  --------  ------------
Revenues                        $238,471   $ 58,601     $18,719     $      -     $315,791
Cost of revenues                 179,460     33,931      16,357            -      229,748
                                --------   --------    --------     --------  -----------
Gross profit                      59,011     24,670       2,362            -       86,043
Selling, general &                26,550      8,245       1,373       14,370       50,538
administrative
Fulfillment freight               16,381          -           -            -       16,381
Relocation expense                 1,654          -           -           76        1,730
                                --------   --------    --------     --------     --------
Operating income (loss)         $ 14,426   $ 16,425    $    989     $(14,446)    $ 17,394
                                ========   ========    ========     ========     ========

Total assets                    $ 47,718   $ 83,093    $ 15,114     $ 18,176     $164,101
Goodwill, net                          -     45,307           -            -       45,307
Intangibles, net                   7,824        107           -            -        7,931
Depreciation and amortization      1,076      1,029         489        1,490        4,084
Capital expenditures                 312        148         259        1,394        2,113

The following segment results are reported under the segment reporting effective for fiscal 2003 (in thousands).

                                     Magazine   In-Store      Wood
   Year ended January 31, 2005     Fulfillment  Services  Manufacturing  Consolidated
---------------------------------  -----------  --------  -------------  ------------
Revenues                           $   280,171  $ 54,103    $ 22,370      $356,644
Cost of revenues                       210,639    29,368      18,844       258,851
                                   -----------  --------    --------      --------
Gross profit                            69,532    24,735       3,526        97,793
Selling, general & administrative       29,873    24,016       1,241        55,130
Fulfillment freight                     21,067         -           -        21,067
Relocation expense                       2,090       360           -         2,450
Loss on sale of land
and building                                 -     1,122           -         1,122
                                   -----------  --------    --------      --------
Operating income (loss)            $    16,502  $   (763)    $  2,285     $ 18,024
                                   ===========  ========    ========      ========

Total assets                       $    69,116  $112,883    $ 15,754      $197,753
Goodwill, net                           17,258    54,342           -        71,600
Intangibles, net                        11,800     4,326           -        16,126
Depreciation and amortization            1,392     3,596         459         5,447
Capital expenditures                     2,379     4,707          60         7,146

                                    Magazine    In-Store       Wood
  Year ended January 31, 2004      Fulfillment  Services  Manufacturing  Consolidated
---------------------------------  -----------  --------  -------------  ------------
Revenues                            $238,471    $ 58,601    $ 18,719      $315,791
Cost of revenues                     179,460      33,931      16,357       229,748
                                    --------    --------    --------      --------
Gross profit                          59,011      24,670       2,362        86,043
Selling, general & administrative     26,550      22,615       1,373        50,538
Fulfillment freight                   16,381           -           -        16,381
Relocation expense                     1,654          76           -         1,730
                                    --------    --------    --------      --------
Operating income (loss)             $ 14,426    $  1,979    $    989      $ 17,394
                                    ========    ========    ========      ========

Total assets                        $ 47,718    $101,269    $ 15,114      $164,101
Goodwill, net                              -      45,307           -        45,307
Intangibles, net                       7,824         107           -         7,931
Depreciation and amortization          1,076       2,519         489         4,084
Capital expenditures                     312       1,542         259         2,113

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Magazine    In-Store      Wood
   Year ended January 31, 2003     Fulfillment  Services  Manufacturing  Consolidated
---------------------------------  -----------  --------  -------------  ------------
Revenues                            $189,960    $ 61,754   $ 17,477        $269,191
Cost of revenues                     145,650      35,391     16,390         197,431
                                    --------    --------   --------        --------
Gross profit                          44,310      26,363      1,087          71,760
Selling, general & administrative     22,240      19,671      1,799          43,710
Fulfillment freight                   14,721           -          -          14,721
Relocation expense                        85       1,841          -           1,926
                                    --------    --------   --------        --------
Operating income                    $  7,264    $  4,851   $   (712)       $ 11,403
                                    ========    ========   ========        ========

Total assets                        $ 32,862    $108,982   $ 15,395        $157,239
Goodwill, net                              -      44,750          -          44,750
Intangibles, net                           -       2,047          -           2,047
Depreciation and amortization            719       2,159        423           3,301
Capital expenditures                     358       3,766        305           4,429

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2005 and 2004 has been restated due to the discontinued operation as discussed in Footnote 8 and is as follows (in thousands, except per share amounts):

                                               Q1          Q2          Q3          Q4
                                           ----------  ----------  ----------  ----------
                   2005                     April 30    July 31    October 31  January 31
                                           ----------  ----------  ----------  ----------
Revenues                                   $  82,181   $   86,858  $   90,756  $  96,849
Gross profit                                  22,079       23,676      25,710     26,328
Income from continuing operations
   before discontinued operation                 633        4,063       4,029      4,337
Income (loss) from discontinued operation       (135)          74         349     (1,268)
Net income                                       497        4,138       4,378      3,069

Earnings (loss) per share - basic
   Continuing operations                   $    0.03   $     0.17  $     0.17  $    0.18
   Discontinued operations                     (0.01)        0.01        0.02      (0.05)
                                           ----------  ----------  ----------  ----------
Total                                           0.02         0.18        0.19       0.13
                                           ==========  ==========  ==========  ==========
Earnings (loss) per share - diluted
   Continuing operations                        0.03         0.17        0.16       0.17
   Discontinued operations                     (0.01)        0.00        0.01      (0.05)
                                           ----------  ----------  ----------  ----------
Total                                           0.02         0.17        0.17       0.12
                                           ==========  ==========  ==========  ==========

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Q1          Q2          Q3          Q4
                                           ---------  ----------  ----------  ----------
                   2004                    April 30    July 31    October 31  January 31
                                           ---------  ----------  ----------  ----------
Revenues                                   $  76,440  $  81,733   $  87,600   $  70,018
Gross profit                                  20,127     22,492      24,341      19,083
Income from continuing operations
   before discontinued operation                 597      3,027       4,139       2,400
Income (loss) from discontinued operation         32        (35)        (43)        (69)
Net income                                       629      2,992       4,096       2,331

Earnings per share - basic
   Continuing operations                   $    0.04  $    0.16   $    0.22   $    0.13
   Discontinued operations                      0.00       0.00        0.00        0.00
                                           ---------  ---------   ---------   ---------
Total                                           0.04       0.16        0.22        0.13
                                           =========  =========   =========   =========

Earnings per share - diluted
   Continuing operations                        0.04       0.15        0.20        0.11
   Discontinued operations                      0.00       0.00        0.00        0.00
                                           ---------  ---------   ---------   ---------
Total                                           0.04       0.15        0.20        0.11
                                           =========  =========   =========   =========

19.   SUBSEQUENT EVENTS

Alliance Entertainment Corp. Acquisition and Amended Financing Arrangement

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

      On February 28, 2005, we completed the merger with Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated as of November 18, 2005 (the "Merger Agreement").

      Alliance historically operated two business segments: the Distribution and Fulfillment Services Group ("DFSG") and the Digital Medial Infrastructure Services Group (the "DMISG"). Prior to the merger, on December 31, 2004, Alliance disposed of all of the operations conducted by the DMISG business lines through a spin-off to its existing stockholders. Consequently, in connection with the merger, we acquired only the DFSG business and not the DMISG business. The DMISG business represented approximately 1.8% and 1.4% of Alliance's consolidated sales for the years ended December 31, 2004 and 2003, respectively.

      The total purchase price of approximately $317.0 million consisted of $304.7 million in Source Interlink common stock, representing approximately
26.9 million shares, $9.3 million related to the exchange of approximately
0.9 million shares of common stock on exercise of outstanding stock options, warrants and other rights to acquire Alliance common stock and direct transaction costs of $3.0 million. The value of the common stock was determined based on the average market price of Source Interlink common stock over the 5-day period prior to and after the announcement of the merger in November 2004. The value of the stock options was determined using the Black-Scholes option valuation model.

      In connection with the acquisition of Alliance, on February 28, 2005, we entered into an amended and restated secured financing arrangement with Wells Fargo Foothill, Inc., as arranger and administrative agent (the "Working Capital Loan Agent") for each of the lenders that may become a participant in such arrangement, and their successors and assigns (the "Working Capital Lenders") pursuant to which the Working Capital Lenders will make revolving loans ("Working Capital Loans") to us and our subsidiaries of up to $250 million ("Advances") and provide for the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and Wells Fargo (the "Amended and Restated Loan Agreement").

      The proceeds of the Working Capital Loans are to be used to (i) finance transaction expenses incurred in connection with the merger of Source Interlink and Alliance and the reincorporation of Source Interlink into Delaware, (ii) repay certain existing indebtedness of Alliance and its subsidiaries, (iii) repay certain existing indebtedness of Source Interlink to Wells Fargo under our previous credit facility (including, without limitation, a $10 million term loan) and (iv) for working capital and general corporate purposes, including the financing of acquisitions.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Outstanding Advances bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0% and 1.00% based upon a ratio of the Registrant's EBITDA to interest expense ("Interest Coverage Ratio"). We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. To secure repayment of the Working Capital Loans and other obligations of ours to the Working Capital Lenders, we and our subsidiaries granted a security interest in all of their personal property assets to the Working Capital Loan Agent, for the benefit of the Working Capital Lenders. The Working Capital Loans mature on October 31, 2010.

                                                       See accompanying notes to
                                               Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm


Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

The audits referred to in our report dated April 8, 2005, relating to the consolidated financial statements of Source Interlink Companies, Inc., which are referred to in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO Seidman, LLP
Chicago, Illinois
April 8, 2005

                                   SCHEDULE II

                        SOURCE INTERLINK COMPANIES, INC.
                   Valuation and Qualifying Accounts Schedule
                                January 31, 2005
                                 (in thousands)

           Column A                      Column B             Column C             Column D     Column E
------------------------------------------------------------------------------------------------------------
                                                                   Charged to
                                         Balance at    Charged to    other
                                        beginning of   costs and   accounts -                   Balance at
             Description                   period       expenses   describe (1)   Deductions   end of period
------------------------------------------------------------------------------------------------------------
Year ended January 31, 2005:
 Allowance for doubtful accounts           $ 4,568        $3,003        $ 200        $5,645       $ 2,126
 Sales return reserves                      64,566       356,691        3,147       346,000        78,404

Year ended January 31, 2004:
 Allowance for doubtful accounts             5,925         1,819            -         3,176         4,568
 Sales return reserves                      36,994       317,303            -       289,731        64,566

Year ended January 31, 2003:
 Allowance for doubtful accounts             6,142         2,023            -         2,240         5,925
 Sales return reserves                      40,076       232,706            -       235,788        36,994

(1)  Additions due to acquisitions