Form 10-Q
period 2005-04-30
SOURCE INTERLINK COMPANIES INC
filed 2005-06-09
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 1-13437

                        SOURCE INTERLINK COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                  43-1710906
--------------------------------------------------------------------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

     27500 RIVERVIEW CENTER BLVD., SUITE 400
     BONITA SPRINGS, FLORIDA                                  34134
--------------------------------------------------     -------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                         Outstanding on June 6, 2005
                   -----                         ---------------------------
         Common Stock, $.01 Par Value                     51,017,562

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                                                                               Page
                                                                               ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          April 30, 2005 and January 31, 2005                                    1

          Consolidated Statements of Income for the three months
          ended April 30, 2005 and 2004                                          3

          Consolidated Statement of Stockholders'
          Equity for the three months ended April 30, 2005                       4

          Consolidated Statements of Cash Flows for the
          three months ended April 30, 2005 and 2004                             5

          Notes to Consolidated Financial Statements                             6

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      17

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK             28

ITEM  4.  CONTROLS AND PROCEDURES                                               29

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS                                                     31

ITEM  2.  CHANGES IN SECURITIES, USE OF PROCEEDS
          AND ISSUER PURCHASES OF EQUITY SECURITIES                             31

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES                                       31

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   31

ITEM  5.  OTHER INFORMATION                                                     31

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                                      31

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                                       (unaudited)
                                                                      April 30, 2005     January 31, 2005
                                                                      --------------     ----------------
ASSETS
CURRENT ASSETS
      Cash                                                            $        1,394     $          1,387
      Trade receivables, net                                                  87,997               48,078
      Purchased claims receivable                                             14,671                2,006
      Inventories                                                            134,906               16,868
      Income tax receivable                                                    3,697                2,275
      Deferred tax asset                                                      11,202                2,302
      Prepaid expenses and other                                               8,129                3,349
                                                                      --------------     ----------------
TOTAL CURRENT ASSETS                                                         261,996               76,265
                                                                      --------------     ----------------

Property and equipment                                                        82,690               36,706
Less accumulated depreciation and amortization                               (16,165)             (14,375)
                                                                      --------------     ----------------
       Property and equipment, net                                            66,525               22,331
                                                                      --------------     ----------------

OTHER ASSETS
      Goodwill, net                                                          121,450               71,600
      Intangibles, net                                                       228,369               16,126
      Deferred tax asset                                                       5,205                2,903
      Other                                                                    8,535                8,528
                                                                      --------------     ----------------
TOTAL OTHER ASSETS                                                           363,559               99,157
                                                                      --------------     ----------------

                                                                      $      692,080     $        197,753
                                                                      ==============     ================

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

                                                                                        (unaudited)
                                                                                       April 30, 2005     January 31, 2005
                                                                                       --------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Checks issued against future advances on revolving credit facility                $        5,486     $          1,951
     Accounts payable and accrued expenses, net of allowances for returns of
     $111,677 and $70,292, respectively                                                       164,073               25,274

     Deferred revenue                                                                           2,631                2,205
     Other                                                                                      1,752                   19
     Current maturities of  long-term debt                                                     12,873                5,630
     Current portion of obligations under capital leases                                          321                    -
                                                                                       --------------     ----------------
TOTAL CURRENT LIABILITIES                                                                     187,136               35,079
Long-term debt, less current maturities                                                        57,604               34,139
Obligations under capital leases                                                                  144
Other                                                                                           4,853                  852
                                                                                       --------------     ----------------

TOTAL LIABILITIES                                                                             249,737               70,070
                                                                                       --------------     ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Contributed Capital:
     Preferred Stock, $.01 par; 2,000 shares authorized;  none issued                               -                    -
     Common Stock, $.01 par; 100,000 and 40,000 shares authorized, respectively;
     50,972 and 23,849 shares issued, respectively                                                509                  238
     Additional paid-in-capital                                                               462,566              150,269
                                                                                       --------------     ----------------
     Total contributed capital                                                                463,075              150,507
Accumulated deficit                                                                           (22,025)             (23,696)
Accumulated other comprehensive income:
    Foreign currency translation                                                                1,293                1,439
                                                                                       --------------     ----------------
                                                                                              442,343              128,250

Less:  Treasury Stock (100 shares at cost)                                                          -                 (567)
                                                                                       --------------     ----------------

TOTAL STOCKHOLDERS' EQUITY                                                                    442,343              127,683
                                                                                       --------------     ----------------

                                                                                       $      692,080     $        197,753
                                                                                       ==============     ================

See accompanying notes to consolidated financial statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                                                    (unaudited)
                                                                                       (in thousands, except per share data)
Three months ended April 30,                                                                2005                2004
----------------------------                                                           --------------       ----------------
Revenues                                                                               $      234,421       $         82,181
Cost of revenues                                                                              183,876                 60,102
                                                                                       --------------       ----------------
Gross profit                                                                                   50,545                 22,079
Selling, general and administrative expenses                                                   29,674                 11,949
Fulfillment freight                                                                            10,336                  4,874
Depreciation and amortization                                                                   3,103                    677
Merger and acquisition charges                                                                  3,094                      -
Relocation expenses                                                                                 -                  1,552
                                                                                       --------------       ----------------
Operating income                                                                                4,338                  3,027
                                                                                       --------------       ----------------
Other income (expense)
         Interest expense                                                                        (935)                  (536)
         Interest income                                                                           46                     67
         Write off of deferred financing costs and original issue discount                          -                 (1,494)
         Other                                                                                     74                   (108)
                                                                                       --------------       ----------------
Total other income (expense)                                                                     (815)                (2,071)
                                                                                       --------------       ----------------
Income from continuing operations before income taxes and discontinued operation                3,523                    956
Income tax expense                                                                              1,852                    324
                                                                                       --------------       ----------------
Income from continuing operations before discontinued operation                                 1,671                    632
Loss from discontinued operation, net of tax                                                        -                   (135)
                                                                                       --------------       ----------------
Net income                                                                             $        1,671       $            497
                                                                                       ==============       ================

Earnings (loss) per share - basic
    Continuing operations                                                              $         0.04       $           0.03
    Discontinued operation                                                                          -                  (0.01)
                                                                                       --------------       ----------------
Total                                                                                            0.04                   0.02
                                                                                       ==============       ================
Earnings (loss) per share - diluted
    Continuing operations                                                                        0.04                   0.03
    Discontinued operation                                                                          -                  (0.01)
                                                                                       --------------       ----------------
Total                                                                                  $         0.04       $           0.02
                                                                                       ==============       ================

Weighted Average of Shares Outstanding - Basic                                                 42,314                 21,506
Weighted Average of Shares Outstanding - Diluted                                               44,395                 23,857
                                                                                       ==============       ================

See accompanying notes to consolidated financial statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                           Accumulated
                                                                              Other
                                Common Stock    Additional                Comprehensive   Treasury Stock      Total
                                ------------    Paid - in   Accumulated      Income       --------------   Stockholders'
                               Shares  Amount    Capital      Deficit        (Loss)       Shares  Amount      Equity
                               ------  ------   ----------  -----------   -------------   ------  ------   -------------
Balance, January 31, 2005      23,849  $  238   $  150,269  $   (23,696)  $       1,439      100  $ (567)  $     127,683

Net income                          -       -            -        1,671               -        -       -           1,671
Foreign currency translation        -       -            -            -            (146)       -       -            (146)
                                                                                                           -------------
Comprehensive income                                                                                               1,525
                                                                                                           -------------
Exercise of stock options         281       3        1,239            -               -        -       -           1,242
Tax benefit from stock
  options exercised                 -       -          679            -               -        -       -             679
Stock issued in Alliance
  acquisition                  26,942     269      304,445            -               -        -       -         304,714
Exchange of stock options and
warrants to acquire Alliance
  common stock                      -       -        6,500            -               -        -       -           6,500
Retirement of treasury stock     (100)     (1)        (566)                                 (100)    567               -
                               ------  ------   ----------  -----------   -------------      ---  ------   -------------
Balance, April 30, 2005        50,972  $  509   $  462,566  $   (22,025)  $       1,293        0  $    0   $     442,343
                               ======  ======   ==========  ===========   =============      ===  ======   =============

See accompanying notes to consolidated financial statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               (unaudited)
                                                                                              (in thousands)
Three months ended April 30,                                                       2005            2004
----------------------------                                                    -----------   --------------
OPERATING ACTIVITIES
     Net income                                                                 $     1,671   $       497
     Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation and amortization                                                 3,571         1,003
        Provision for losses on accounts receivable                                     240           381
        Deferred income taxes                                                             -          (247)
        Tax benefit from stock options exercised                                        679           889
        Deferred revenue                                                                402             -
        Write off of deferred financing costs and original issue discount                 -         1,494
        Other                                                                          (70)          (273)
        Changes in assets and liabilities (excluding business acquisitions):
            Decrease (increase) in accounts receivable                                7,647        (5,536)
            (Increase) decrease in inventories                                      (15,605)          708
            Increase in other assets                                                 (1,106)       (1,433)
            Decrease in accounts payable and other liabilities                       (8,041)       (7,604)
                                                                                -----------   -----------
CASH USED IN OPERATING ACTIVITIES                                                   (10,612)      (10,121)
                                                                                -----------   -----------

INVESTMENT ACTIVITIES
     Capital expenditures                                                            (2,355)       (1,946)
     Purchase of claims                                                             (31,384)      (22,056)
     Payments received on purchased claims                                           18,720        23,042
     Collections (advances) under magazine export agreement                               -         2,930
     Net cash from Alliance Entertainment Corp. acquisition                          16,879             -
     Acquisition of distribution rights                                              (2,300)            -
     Other                                                                              (41)            -
                                                                                -----------   -----------
CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES                                         (481)        1,970
                                                                                -----------   -----------

FINANCING ACTIVITIES
     Decrease in checks issued against revolving credit facilities                   (8,041)       (5,875)
     Net borrowings (repayments) under credit facilities                             28,709       (11,735)
     Payments on debt and capital leases                                             (9,910)      (20,714)
     Net proceeds from the issuance of common stock                                   1,241        42,264
     Deferred financing costs                                                          (899)            -
                                                                                -----------   -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                                11,100         3,940
                                                                                -----------   -----------

INCREASE (DECREASE) IN CASH                                                               7        (4,211)
CASH, beginning of period                                                             1,387         4,963
                                                                                -----------   -----------
CASH, end of period                                                             $     1,394   $       752
                                                                                ===========   ===========

See accompanying notes to consolidated financial statements

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Source Interlink Companies, Inc. and its subsidiaries (collectively, the Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly its consolidated financial position as of April 30, 2005 and 2004 and the results of its operations and its cash flows for the three months then ended, respectively.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2005. The Company follows the same accounting policies in preparation of interim reports. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The income tax provisions for the three months ended April 30, 2005 and 2004 are based upon management's estimate of the Company's annualized effective tax rate.

1.    BUSINESS COMBINATION

ALLIANCE ENTERTAINMENT CORP. ACQUISITION

On February 28, 2005, the Company completed its acquisition of Alliance Entertainment Corp. ("Alliance") pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated November 18, 2004 (the "Agreement"). Alliance provides full-service distribution of home entertainment products. They provide product and commerce solutions to "brick-and-mortar" and e-commerce retailers, while maintaining trading relationships with major manufacturers in the home entertainment industry.

The purchase price of approximately $315.5 million consisted of $304.7 million in the Company's common stock, representing approximately 26.9 million shares, $6.5 million related to the exchange of approximately 0.9 million options to acquire shares of common stock on exercise of outstanding stock options, warrants and other rights to acquire Alliance common stock and direct transaction costs of approximately $4.3 million. The value of the common stock was determined based on the average market price of Source Interlink common stock over the 5-day period prior to and after the announcement of the acquisition in November 2004. The value of the stock options were determined using the Black-Scholes option valuation model.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill and other intangible assets, none of which is deductible for tax purposes, recorded in connection with the transaction totaled $50.5 million and $211.5 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition are summarized below (in thousands):

Cash                              $     18,567
Trade receivables, net                  47,806
Inventories                            102,434
Property and equipment                  43,696
Goodwill                                50,520
Intangible assets                      211,525
Other assets                            17,465

Accounts payable and accrued
  liabilities                         (160,156)
Obligations under capital leases          (563)
Long-term debt                         (11,811)
Other long-term liabilities             (4,000)
                                  ------------
Total consideration               $    315,483
                                  ------------

The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance operations have been included in our consolidated statements of income since March 1, 2005. The following table summarizes pro forma operating results as if the Company had completed the acquisition on February 1, 2004 (in thousands, except per share data):

Three months ended April 30,        2005           2004
-----------------------------   ------------   -------------
Revenues                        $    307,615   $     308,173
Net income                             2,668           3,820
Earnings per share - basic
     Continuing operations              0.05            0.08
     Discontinued operation                -               -
                                ------------   -------------
Total                                   0.05            0.08
                                ============   =============
Earnings per share -- diluted
     Continuing operations              0.05            0.08
     Discontinued operation                -               -
Total                                   0.05            0.08
                                ============   =============

This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on February 1, 2004, nor is it indicative of future results.

Merger charges related to acquisitions recorded as expenses by the Company through April 30, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

2.    TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                              April 30, 2005   January 31, 2005
                             ---------------   -----------------
Trade receivables            $       234,243   $         129,031
Allowances:
     Sales returns and other        (128,172)            (78,404)
     Doubtful accounts               (18,074)             (2,549)
                             ---------------   -----------------
                                    (146,246)            (80,953)
                             ---------------   -----------------
Net trade receivables        $        87,997   $          48,078
                             ===============   =================

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                    April 30, 2005  January 31, 2005
                                    --------------  ----------------
Raw materials                       $        2,559  $          2,657
Work-in-process                              2,299             1,459
Finished goods:
      Fixtures                               1,810             1,407
      Magazine                              12,208            11,345
      Pre-recorded music and video         116,030                 -
                                    --------------  ----------------
Inventories                         $      134,906  $         16,868
                                    ==============  ================

In the event of non-sale, magazine and pre-recorded music and video inventories are generally returnable to the supplier for full credit.

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                          APRIL 30,   JANUARY 31,
                             2005        2005
                          ----------  -----------
Land                      $    8,218  $       870
Buildings                     18,804        8,809
Leasehold improvements         4,384        2,566
Machinery and equipment       30,338       10,806
Vehicles                         437          354
Furniture and fixtures         7,510        3,855
Computers                     10,560        9,446
Construction in progress       2,439            -
                          ----------  -----------
Property and  equipment   $   82,690  $    36,706
                          ==========  ===========

Depreciation expense from property and equipment was $1.8 million and $0.8 million for the quarters ended April 30, 2005 and 2004, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows (in thousands):

                                                         April 30,      January 31,
                                                           2005            2005
                                                       -------------   ------------
Amortized intangible assets:
   Customer lists                                      $      97,125   $     16,025
   Non-compete agreements                                      1,775          1,000
   Software                                                   12,948              -

Unamortized intangible assets including vendor lists         119,000              -
                                                       -------------   ------------
                                                             230,848         17,025
   Accumulated amortization                                   (2,479)         ( 899)
                                                       -------------   ------------
Intangibles, net                                       $     228,369   $     16,126
                                                       -------------   ------------

Amortization expense from intangible assets was $1.6 million and $0.2 million for the three months ended April 30, 2005 and 2004, respectively. Amortization expense will approximate $8.0 million for each of the next five fiscal years.

The changes in the carrying amount of goodwill for the three months ended April 30, 2005, are as follows:

                                     Foreign  currency
            January 31,   Goodwill      translation       Purchase Price    April 30,
               2005       additions     adjustments        adjustments        2005
          -------------  ----------  -----------------   ---------------   ----------
Goodwill  $   71,600         50,520                (64)             (606)  $  121,450
          ----------         ------  -----------------   ---------------   ----------

6.    DEBT AND REVOLVING CREDIT FACILITY

Debt consists of (in thousands):

                                                   April 30,   January 31,
                                                     2005         2005
                                                  ----------  ------------
Revolving Credit facility - Wells Fargo Foothill  $   47,998  $     19,289
Note payable - Wells Fargo Foothill                        -         8,766
Note payable - magazine import and export              9,219         9,879
Notes payable - former owner of Empire                 1,200         1,200
Mortgage loan - SunTrust Bank                          7,432             -
Equipment loans - SunTrust Leasing                     4,112             -
Other                                                    516           635
                                                  ----------  ------------
Debt                                                  70,477        39,769
Less current maturities                               12,873         5,630
                                                  ----------  ------------
Debt, less current maturities                     $   57,604  $     34,139
                                                  ==========  ============

WELLS FARGO FOOTHILL CREDIT FACILITY

On February 28th 2005, the Company modified its existing credit facility with Wells Fargo Foothill ("WFF") as a result of its acquisition of Alliance Entertainment Corp. The primary changes from the original line of credit were to
(1) increase the maximum allowed advances under the line of credit from $45 million to $250 million and extend the maturity date from October 2009 to October 2010. In addition, in conjunction with the modification of the existing credit facility, the Company repaid the balance of its $10 million WFF term loan. WFF, as arranger and administrative agent for each of the lenders that may become a participant in such arrangement and their successors ("Lenders") will make revolving loans to us and our subsidiaries of up to $250 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at April 30, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At April 30, 2005 the prime rate was 5.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has one LIBOR contract outstanding at April 30, 2005 (expiring July 27, 2005) and bears interest at 5.18%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at April 30, 2005

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $102.5 million at April 30, 2005.

MORTGAGE LOAN

Through the acquisition of Alliance, the Company assumed an $8.5 million conventional mortgage loan through SunTrust Bank (the "SunTrust Mortgage"). The SunTrust Mortgage is collateralized by land and building. The SunTrust Mortgage matures on June 1, 2005 and has monthly principal payments of approximately $0.03 million plus interest at a rate of LIBOR plus 2 1/2%. The principal payments were determined based on a 15-year amortization of the outstanding principal amount of the SunTrust Mortgage. On the maturity date, the aggregate unpaid principal balance of the mortgage, accrued and unpaid interest and all costs and expenses due under the SunTrust Mortgage terms shall be due and payable. The total principal balance of $7.4 million is classified as current at April 30, 2005.

EQUIPMENT LOAN

Through the acquisition of Alliance, the Company assumed a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of April 30, 2005 was $4.1 million.

The maturity schedule of the Company's long-term debt is as follows (in thousands):

           Fiscal year              Amount
-----------------------------  -----------------
2006                           $          12,873
2007                                       4,631
2008                                       4,209
2009                                         650
2010                                         106
Thereafter                                48,008
                               -----------------
                                          70,477
Less current maturities                   12,873
                               -----------------
Debt, less current maturities  $          57,604
                               =================

7.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

                                            APRIL 30,  JANUARY 31,
                                               2005       2005
                                            ---------  -----------
Deferred tax assets
     Net operating loss carryforwards       $   7,836  $     4,576
     Allowance for doubtful accounts            6,933        1,025
     Goodwill                                   3,156          456
     Deferred revenue                             882          882
     Inventory reserves                         2,921            -
     Other                                      2,964          918
                                            ---------  -----------
Deferred tax asset                             24,692        7,857
                                            ---------  -----------
Deferred tax liabilities
     Book/tax difference in capital assets      7,424        1,791
     Prepaid expenses                             861          861
                                            ---------  -----------
Total deferred tax liabilities                  8,285        2,652
                                            ---------  -----------
Net deferred tax assets                     $  16,407  $     5,205
                                            =========  ===========

Classified as:
     Current asset                          $  11,202  $     2,302
     Long-term asset                            5,205        2,903
                                            ---------  -----------
Net deferred tax assets                     $  16,407  $     5,205
                                            =========  ===========

At April 30, 2005, the Company had net operating loss carryforwards of approximately $21.7 expiring as follows (in thousands):

FISCAL YEAR      AMOUNT
------------   ---------
  2019         $   1,834
  2020            17,444
  2021             1,124
  2022               507
  2023         $     759

The effective income tax rates were 52.6% and 33.9% for the quarters ended April 30, 2005 and 2004, respectively.

The difference between the statutory rate and effective tax rates for the quarter ended April 30, 2005 primarily relates to the amortization of the intangible assets acquired in the Alliance Entertainment Corp. not being deductible for tax purposes.

The difference between the statutory rate and effective tax rates for the quarter ended April 30, 2004 relates primarily to the realization of a portion of the net operating loss carry-forward acquired with our acquisition of Interlink.

8.    COMMITMENTS AND CONTINGENCIES

The Company leases facilities, vehicles, an aircraft, computer and other equipment under various capital and operating leases. Future minimum payments under capital and noncancelable operating leases with terms of one year or more at April 30, 2005 consist of the following (dollars in thousands):

                                                            OPERATING   CAPITAL
Fiscal Year                                                  LEASES      LEASES
--------------                                             ----------  ---------
2006                                                       $    6,943  $     335
2007                                                            7,610        147
2008                                                            6,724          4
2009                                                            6,314          -
2010                                                            5,684          -
Thereafter                                                     20,638          -
                                                           ----------  ---------
                                                           $   53,913        486
                                                           ==========  ---------
Less: Amounts representing interest                                           21
                                                                       ---------
Present value of net minimum lease payments                                  465
Less: Current portion of obligations under capital leases                    321
                                                                       ---------
Long-term portion of obligations under capital leases                  $     144
                                                                       =========

9.    DISCONTINUED OPERATION

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

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations (in thousands):

 THREE MONTHS ENDED APRIL 30,                   2005      2004
-----------------------------                 --------  -------
Revenue                                       $      -  $ 3,506
                                              ========  =======

Loss before income taxes                             -     (225)
Income tax benefit                                   -       90
                                              --------  -------

Loss from discontinued operation, net of tax  $      -  $  (135)
                                              ========  =======

10.   EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                              Three Months Ended
                                                                   April 30,
                                                               2005       2004
                                                              -------  ---------
Basic weighted average number of common shares outstanding     42,314     21,506

Effect of dilutive securities:
   Stock options and warrants                                   2,081      2,351
                                                              -------  ---------

Diluted weighted average number of common shares outstanding   44,395     23,857
                                                              =======  =========

For the quarters ended April 30, 2005 and 2004, stock options to purchase
0.2 million shares and warrants convertible into 0.03 million shares, respectively, were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

11.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Three Months Ended April 30,                              2005          2004
----------------------------                           ----------    ----------
Interest                                               $      853    $      652
Income Taxes                                           $    2,457    $      664
                                                       ==========    ==========

On February 28, 2005, as discussed in Note 1, the Company acquired Alliance Entertainment Corp. for the total consideration of $315.5 million as follows (in thousands):


--------------------------------------------------------------------------------
Fair value of common stock issued to Alliance shareholders            $  304,714
Fair value of options to purchase common stock issued to Alliance
shareholders                                                               6,500
Cash paid for direct acquisition costs (of which $1.7 million
were paid during the three months ended April 30, 2005)                    4,269
--------------------------------------------------------------------------------

Total purchase price for allocation of Alliance                       $  315,483
================================================================================

The total purchase price was allocated to the assets and liabilities of Alliance Entertainment Corp. as disclosed in Note 1.

12.   STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the periods ended April 30, 2005 and 2004 as all options granted in those periods had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

Three Months Ended April 30,                      2005         2004
----------------------------                   ----------   ----------
Net income                                     $    1,671   $      497
Stock compensation costs, net of tax                 (670)         (89)
                                               ----------   ----------
Adjusted net income                            $    1,001   $      408
                                               ----------   ----------

Weighted average shares, basic                     42,314       21,506
Weighted average shares, diluted                   44,395       23,857

Basic earnings per share - as reported         $     0.04   $     0.02
Diluted earnings per share - as reported             0.04         0.02

Basic earnings per share - pro-forma           $     0.02   $     0.02
Diluted earnings per share - pro-forma               0.02         0.02
                                               ==========   ==========

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months ended April 30,                      2005              2004
---------------------------                       ----           ----------
Dividend yield                                       0%                   0%
Expected volatility                               0.50                 0.50
Risk-free interest rate                           3.75%          2.18- 2.25%

13.   SEGMENT FINANCIAL INFORMATION

The Company's segment reporting is based on the reporting of senior management to the Chief Executive Officer. This reporting combines the Company's business units in a logical way that identifies business concentrations and synergies.

The reportable segments of the Company are Magazine Fulfillment, CD and DVD Fulfillment, In-Store Services, and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies. As a result of the acquisition of Alliance on February 28, 2005, the Company created a CD and DVD Fulfillment reporting segment and, based on the reporting of the senior management, has included the previous Wood Manufacturing group's results in In-Store Services group. The results of fiscal year 2005 have been restated to conform to this presentation.

The Magazine Fulfillment segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty retailers and wholesalers throughout the United States and Canada, (2) exporting domestic titles internationally to foreign wholesalers or through domestic brokers, (3) providing return processing services for major specialty retail book chains and (4) serving as an outsourced fulfillment agent.

The CD and DVD Fulfillment segment derives revenues from (1) selling and distributing pre-recorded music, videos, video games and related products to retailers, (2) providing product and commerce solutions to "brick-and-mortar" and e-commerce retailers, and (3) providing consumer-direct fulfillment and vendor managed inventory services to its customers.

The In-Store Services segment derives revenues from (1) designing, manufacturing, and invoicing participants in front-end fixture programs, (2) providing claim filing services related to rebates owed retailers from publishers or their designated agent, (3) designing, manufacturing, shipping, installation and removal of front-end fixtures, including high end wood and wire and (4) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

Shared Services consists of overhead functions not allocated to individual operating segments.

Segment results from continuing operations follow (in thousands):

                                      Magazine     CD and DVD     In-Store         Other
Three Months Ended April 30, 2005   Fulfillment   Fulfillment     Services   (Shared Services)   Consolidated
---------------------------------   ------------  ------------   -----------  -----------------   ------------
Revenue                             $     71,653  $    148,462   $    14,306     $         -      $    234,421
Cost of revenue                           52,740       121,136        10,000               -           183,876
                                    ------------  ------------   -----------     -----------      ------------
Gross profit                              18,913        27,326         4,306               -            50,545
Selling, general & administrative          9,046        13,360         2,155           5,113            29,674
Fulfillment freight                        5,669         4,667             -               -            10,336
Depreciation and amortization                403         2,066           146             488             3,103
Merger and acquisition charges                 -             -           227           2,867             3,094
                                    ------------  ------------   -----------     -----------      ------------
Operating income (loss)             $      3,795  $      7,233   $     1,778     $    (8,468)     $      4,338
                                    ============  ============   ===========     ===========      ============

Total Assets                        $     66,282  $    468,923   $   110,333     $    46,542      $    692,080
Goodwill, net                             16,652        50,520        50,139           4,139           121,450
Intangibles, net                          13,891       210,268         4,210               -           228,369
Capital  expenditures               $         53  $      1,554   $       158     $       590      $      2,355

                                      Magazine     CD and DVD     In-Store         Other
Three Months Ended April 30, 2004    Fulfillment   Fulfillment    Services    (Shared Services)   Consolidated
------------------------------      ------------  ------------   -----------  -----------------   ------------
Revenue                             $     65,755  $          -   $    16,426     $         -      $     82,181
Cost of revenue                           50,362             -         9,740               -            60,102
                                    ------------  ------------   -----------     -----------      ------------
Gross profit                              15,393             -         6,686               -            22,079
Selling, general & administrative          6,339             -         2,243           3,367            11,949
Fulfillment freight                        4,874             -             -               -             4,874
Depreciation and amortization                296             -            34             347               677
Relocation expense                         1,552             -             -               -             1,552
                                    ------------  ------------   -----------     -----------      ------------
Operating income (loss)             $      2,332  $              $     4,409     $    (3,714)     $      3,027
                                    ============  ============   ===========     ===========      ============

Total Assets                        $     50,448  $          -   $    89,819     $    21,997      $    162,264
Goodwill, net                                  -             -        41,040           4,139            45,179
Intangibles, net                           7,653             -            95               -             7,748
Capital  expenditures               $      1,000  $          -   $        66     $       880      $      1,946

14.   RELATED PARTY TRANSACTIONS

Pursuant to an agreement through August 2007, the Company conducts significant business with one customer distributing magazines, music and DVDs. The Chairman and major stockholder of this customer is a minority investor of AEC Associates, the Company's largest shareholder. For the period subsequent to the acquisition, the Company had revenues of $71.5 million to this customer and this customer's subsidiaries.

15.   SUBSEQUENT EVENTS

On May 10, 2005, the Company and Chas. Levy Company LLC ("Levy") entered into a Unit Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC ("CLCC") from Levy for a purchase price of approximately $30 million, subject to adjustment based on CLCC net worth as of May 10, 2005, the closing date of the transaction. Levy was the sole member of CLCC.

On May 10, 2005, as contemplated by the terms of the Purchase Agreement, the Company and Levy Home Entertainment LLC ("LHE") entered into a Distribution and Supply Agreement (the "Distribution Agreement"). Under the terms of the Distribution Agreement, LHE appointed the Company as its sole and exclusive subdistributor of book products to all supermarkets (excluding supermarkets combined with general merchandise stores), drug stores, convenience stores, newsstands and terminals within the geographic territory in which the Registrant currently distributes DVDs, CDs and/or magazines. The initial term of the Distribution Agreement begins on May 10, 2005 and expires on June 30, 2015. The parties may renew the agreement thereafter for successive one year periods.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

Some of the information contained in this report, which are not historical facts, are considered to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate,' "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth under the heading and those set forth under the heading "Risk Factors that Might Affect Future Operating Results and Financial Condition" contained in our Annual Report on Form 10-K for this fiscal year ended January 31, 2005.


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

      - our ability to realize operating efficiencies, costs savings and other benefits from recent and pending acquisitions; and,

      -     retention of key management and employees.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth under the heading "Risk Factors that Might Affect Future Operating Results and Financial Condition" contained in our Annual Report on Form 10-K for this fiscal year ended January 31, 2005 could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

We provide supply chain management and/or related value-added products and services to most national/regional retailers, magazine publishers and other providers of home entertainment content. On February 28, 2005, we completed our merger with Alliance Entertainment Corp., a logistics and supply chain management services company for the home entertainment product market principally selling CDs and DVDs. Following the merger, we organized the combined company into three operating business units: CD and DVD Fulfillment, Magazine Fulfillment and In Store Services.

Acquisition of Alliance Entertainment

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

SOURCE INTERLINK BUSINESS

Our business provides supply chain management and/or related value-added products and services to most national regional retailers, magazine publishers and other providers of home entertainment content.

   Our clients include:

      - Mainstream retailers, such as The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Kmart Corporation, Sear Roebuck & Co., and Meijers;

      - Specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., The Musicland Group, Inc., Hastings Entertainment, Inc., Fry's Electronics, Inc. and Circuit City Stores, Inc.; and,

      - e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com.

   Our suppliers include:

      - Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

      - Film studios, such as The Walt Disney Company, Time-Warner Inc., Sony Corp., The News Corporation, Viacom Inc. and General Electric Company; and,

      - Magazine Distributors, such as COMAG Marketing Group, LLC., Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc..

Our business model is designed to deliver a complete array of products and value-added services developed to assist retailers and manufacturers of digital versatile disks ("DVDs"), audio compact disks ("CDs"), magazines, confections and general merchandise in efficiently and effectively marketing their products to consumers visiting the more than 110,000 store fronts we serve.

Our business consists of four business segments: Magazine Fulfillment, CD and DVD Fulfillment, In-Store Services and Shared Services. Our segment reporting is structured based on the reporting of senior management to the Chief Executive Officer.

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

      - Our CD and DVD Fulfillment group was established upon the acquisition of Alliance Entertainment Corp. effective February 28, 2005. The group provides full-service distribution of pre-recorded music, videos, video games and related accessories and merchandise to retailers and other customers primarily in North America. The group provides product and commerce solutions to "brick-and-mortar" and e-commerce retailers, while maintaining trading relationships with major manufacturers of pre-recorded music, video, and related products. As part of the traditional distribution services, and as an integral part of its service offering, the group also provides consumer-direct fulfillment ("CDF"), and vendor managed inventory ("VMI") solutions to its customers.

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

      - Our Shared Services group consists of overhead functions not allocated to the other operating groups. These functions include corporate finance, human resources, management information systems and executive management. Upon completion of our consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not attributable to any of our three main operating groups.

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

The CD and DVD Fulfillment group derives revenues from:

      - selling and distributing pre-recorded music, videos, video games and related products to retailers;

      - providing product and commerce solutions to "brick-and-mortar" and e-commerce retailers; and

      - providing consumer-direct fulfillment and vendor managed inventory services to its customers.

The In-Store Services group derives revenues from:

      - designing, manufacturing and invoicing participants in front-end merchandising programs;

      - providing claim filing services related to rebates owed retailers from publishers or their designated agents;

      -     shipping, installing and removing front-end fixtures;

      - designing, manufacturing and installing custom wood fixtures primarily for retailers; and

      - providing information and management services relating to magazine sales to retailers and publishers throughout the United States and Canada.

COST OF REVENUES

Our cost of revenues for the Magazine Fulfillment and the CD and DVD Fulfillment groups consist of the costs of products purchased for resale less all applicable supplier discounts and rebates.

Our cost of revenues for the In-Store Services group includes:

      - raw materials consumed in the production of display fixtures, primarily steel, wood and plastic components;

      -     production labor; and

      -     manufacturing overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the operating groups include:

      -     non-production labor;

      -     rent and office overhead;

      -     insurance;

      -     professional fees; and

      -     management information systems.

Expenses associated with corporate finance, human resources, certain management information systems and executive offices are included within the Shared Services group and are not allocated to the other groups.

FULFILLMENT FREIGHT

Fulfillment freight consists of our direct costs of distributing magazines, DVDs and CDs by third-party freight carriers, primarily Federal Express and UPS. Freight rates are driven primarily by the weight of the being shipped and the distance between origination and destination.

Fulfillment freight is not disclosed as a component of cost of revenues, and, as a result, gross profit and gross profit margins are not comparable to other companies that include shipping and handling costs in cost of revenues.

Fulfillment freight has increased proportionately as the amount of product we distribute has increased. We anticipate the continued growth in our Magazine Fulfillment and our CD and DVD Fulfillment groups will result in an increase in fulfillment freight.

RELOCATION EXPENSES

The Company completed expansion into the mainstream retail market during the first quarter of fiscal 2005. The expansion schedule required relocation from the distribution fulfillment center in Milan, OH to Harrisburg, PA. The Company did not incur similar costs in the period ended April 30, 2005.

RECENT DEVELOPMENTS

On May 10, 2005, the Company and Chas. Levy Company LLC ("Levy") entered into a Unit Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC ("CLCC") from Levy for a purchase price of approximately $30 million, subject to adjustment based on CLCC net worth as of May 10, 2005, the closing date of the transaction. Levy was the sole member of CLCC.

On May 10, 2005, as contemplated by the terms of the Purchase Agreement, the Company and Levy Home Entertainment LLC ("LHE") entered into a Distribution and Supply Agreement (the "Distribution Agreement"). Under the terms of the Distribution Agreement, LHE appointed the Company as its sole and exclusive subdistributor of book products to all supermarkets (excluding supermarkets combined with general merchandise stores), drug stores, convenience stores, newsstands and terminals within the geographic territory in which the Registrant currently distributes DVDs, CDs and/or magazines. The initial term of the Distribution Agreement begins on May 10, 2005 and expires on June 30, 2015. The parties may renew the agreement thereafter for successive one year periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our continuing operations (in thousands):

                                                       2005                       2004
Period ended April 30,                       Amount          Margin %      Amount      Margin %
--------------------------------         --------------     ---------    ----------    --------
MAGAZINE FULFILLMENT
Revenue                                  $       71,653                  $   65,755
Cost of revenues                                 52,740                      50,362
Gross profit                                     18,913          26.4%       15,393        23.4%
Operating expenses (1)                           15,118                      11,509
Relocation expenses                                   -                       1,552
                                         --------------     ---------    ----------    --------
Operating income                         $        3,795           5.3%   $    2,332         3.5%

CD AND DVD FULFILLMENT
Revenue                                  $      148,462                  $        -
Cost of revenues                                121,136                           -
Gross profit                                     27,326          18.4%            -         n/a
Operating expenses (1)                           20,093                           -
                                         --------------     ---------    ----------    --------
Operating income                         $        7,233           4.9%   $        -         n/a

IN-STORE SERVICES
Revenue                                  $       14,306                  $   16,426
Cost of revenues                                 10,000                       9,740
Gross profit                                      4,306          30.1%        6,686        40.7%
Operating expenses (1)                            2,528                       2,277
                                         --------------     ---------    ----------    --------
Operating income                         $        1,778          12.4%   $    4,409        26.8%

SHARED SERVICES
Revenue                                  $            -                  $        -
Cost of revenues                                      -                           -
Gross profit                                          -           n/a             -         n/a
Operating expenses (1)                            8,468                       3,714
                                         --------------     ---------    ----------    --------
Operating loss                           $       (8,468)          n/a    $   (3,714)        n/a

TOTAL FROM CONTINUING OPERATIONS
Revenue                                  $      234,421                  $   82,181
Cost of revenues                                183,876                      60,102
Gross profit                                     50,545          21.6%       22,079        26.9%
Operating expenses (1)                           46,207                      17,500
Relocation expenses                                   -                       1,552
                                         --------------     ---------    ----------    --------
Operating income                         $        4,338           1.9%   $    3,027         3.7%
                                         ==============     =========    ==========    ========

(1) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, depreciation and amortization of intangibles.

Revenues

Total revenues for the quarter ended April 30, 2005 increased $152.2 million, or 185.2%, from the prior year due primarily to the acquisition of Alliance Entertainment Corp. as discussed below.

MAGAZINE FULFILLMENT- Magazine Fulfillment group's revenues were $71.7 million, an increase of $5.9 million or 9.0% as compared to the quarter ended April 30, 2004. The group's revenues for the three months ended April 30 are comprised of the following components (in thousands):

                            2005      2004     Change
                          --------  --------  ---------
Domestic distribution     $ 62,334  $ 54,680  $   7,654
Export distribution          8,268    10,502     (2,234)
Other                        1,051       573        478
                          --------  --------  ---------
Total                     $ 71,653  $ 65,755  $   5,898
                          ========  ========  =========

Domestic distribution consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. The $7.7 million increase in domestic distribution relates primarily to a $32.2 million increase in gross distribution partially offset by an estimated higher return rate. The increase in gross distribution related both to an increase in copies distributed to our two largest specialty retail customers and the increase in our traditional retail distribution channel. Gross domestic distribution to our two largest specialty retail customers increased 11.3%. Gross domestic distribution to the traditional retail distribution channel increased $21.5 million. The increase was attributable to both the acquisition of Empire News as well as an increase in the number of stores serviced through organic growth. Estimated sell-through for the quarter was lowered from 46.0% to 41.2%. The lowered sell-through is related to the expansion of our distribution into the mainstream market, which generally has lower efficiencies then the specialty retail distribution channel.

The decrease in export distribution's revenue of $2.2 million relates primarily to the timing of when certain issues are billed, which can vary from quarter to quarter for international editions.

CD AND DVD FULFILLMENT - On February 28, 2005, we acquired Alliance Entertainment Corp. Results of operations for Alliance have been included in our consolidated financial statements since the date of acquisition. CD and DVD Fulfillment accounted for approximately 63.3% of our revenues for the quarter ended April 30, 2005. There were no CD and DVD Fulfillment revenues in the first quarter of fiscal 2005.

IN-STORE SERVICES - Our In-Store Services group revenues were $14.3 million, a decrease of $2.1 million or 12.9%.

The group's revenues are comprised of the following components (in thousands):

Three months ended April 30,      2005      2004      Change
----------------------------    --------  --------  ---------
Claim filing and information    $  3,544  $  4,284  $    (740)
Front end wire and services        5,072     8,243     (3,171)
Wood                               5,690     3,899      1,791
                                --------  --------  ---------
Total                           $ 14,306  $ 16,426  $  (2,120)
                                ========  ========  =========

Our claim filing revenues are recognized at the time the claim is paid. The decrease in revenues in the current period relates exclusively to the timing of the cash payments received on the claims.

Our front end wire and services revenues declined due to the cyclical nature of the industry. Major chains typically purchase new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle.

Wood revenues increased $1.8 million, an increase of 45.9% over the quarter ending April 30, 2004. The increase is primarily driven by an increase in the number of store openings and remodelings performed by our customers.

Gross Profit

Gross profit for the period increased $28.5 million or 128.9%, over the first quarter of fiscal 2005 primarily due to the acquisition of Alliance Entertainment Corp.

Overall gross profit margins decreased 5.3 percentage points in the current period over the comparable period of the prior fiscal year. Margins decreased overall due to the acquisition of Alliance Entertainment Corp. in the current quarter as the gross profit margins on CDs and DVDs are generally lower than the remainder of our product mix while they are a substantial percentage of our sales.

MAGAZINE FULFILLMENT - Gross profit in our Magazine Fulfillment group increased approximately $3.5 million or 22.9% for the quarter ended April 30, 2005 as compared to the comparable quarter of the prior year. The increase related primarily to the increased distribution revenue as described above and the improvement in gross profit margins from 23.4% to 26.4%. The gross profit margins in our domestic distribution businesses are generally higher than our export distribution businesses and, as a result, overall gross profit margins improve as the portion of total revenues is weighted more toward our domestic operations. In addition, we receive certain supplier rebates on gross distribution and as efficiency decreases those rebates become a greater portion of the overall gross profit contribution yielding higher gross profit margins. Finally, the discount, which is used to calculate selling price based on the cover price, offered in the traditional distribution channel are generally lower than the discounts offered in the specialty retail distribution channel. The revenue and gross profit contribution from these lower discounts are off-set by higher selling, general and administrative costs associated with the in-store merchandising that is prevalent in this distribution channel (specialty retailers generally provide their own in-store merchandising in exchange for better purchasing discounts).

CD AND DVD FULFILLMENT - Gross profit was $27.3 million with a gross margin of 18.4%. We did not distribute CDs and DVDs during the first quarter of fiscal 2005.

IN-STORE SERVICES - Gross profit in our In-Store Services group decreased $2.4 million or 35.6%. The decrease in gross profit and gross profit margin is being driven by the decrease in sales volume in the front end wire and services coupled with the decrease in claiming revenues due to timing of cash collections in the first quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, for the quarter ended April 30, 2005 increased $20.1 million or 159.6%, compared to the prior fiscal year. Selling, general, and administrative expenses as a percent of revenues declined significantly from 15.4% to 14.0%.

MAGAZINE FULFILLMENT - The Magazine Fulfillment group's selling, general, and administrative expenses increased $2.8 million, or 42.4% over the quarter ended April 30, 2004. As a percentage of sales, selling, general and administrative expenses have increased from 10.1% to 13.2% compared to the same period of the prior year. Overall expenses have increased due to the increase in overall distribution and the related labor in our distribution centers to process the distribution and the expansion of our in-store merchandising costs associated with the traditional distribution channel. The increase in costs as a percent of revenue also relates to the in-store merchandising costs, which is discussed in greater detail above.

CD AND DVD FULFILLMENT - The CD and DVD Fulfillment group's selling, general, and administrative expenses were $15.4 million, of which approximately $1.2 million relates to amortization of intangibles. We did not distribute CDs and DVDs during the first quarter of fiscal 2005.

IN-STORE SERVICES - The selling, general, and administrative expenses of the In-Store Services group remained flat at approximately $2.3 million compared to the first quarter of fiscal 2005.

SHARED SERVICES - The selling, general, and administrative expenses of Shared Services increased $1.9 million or 50.8%. The overall increase is primarily due to incurring additional expenses to properly manage the expanded role of shared services after the acquisition of Alliance Entertainment Corp. As noted above, as a percentage of sales, shared services costs decreased from 4.5 % to 2.4 % as a percentage of revenues.

Fulfillment Freight

Fulfillment freight expenses increased $5.5 million or 112.1%, compared to the prior fiscal year. The CD and DVD Fulfillment group incurred $4.7 million during the quarter just ended and we did not distribute CDs and DVDs during the first quarter of fiscal 2005. The Magazine Fulfillment group's freight expense increased $0.8 million, or 16.3%, over the quarter ended April 30, 2004. Freight expense as a percent of gross domestic distribution decreased from 4.1% to 3.7%. The decrease is attributable to the expansion of our distribution into the traditional retail distribution channel via utilization of a hybrid delivery method to leverage both route deliveries to service high volume store via proprietary trucks and third party delivery for low volume and geographically dispersed stores.

Relocation Expenses

During the quarter ended April 30, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed by the end of April 30, 2004. Relocation expenses recorded in quarter ended April 30, 2004, including a lease termination charge and the transfer of employees and equipment, were approximately $1.6 million.

Merger and Acquisition Changes

Merger charges related to acquisitions recorded as expenses by the Company through April 30, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

Operating Income

Operating income for the quarter ended April 30, 2005 increased $1.3 million or 43.3%, compared to the prior fiscal year due to the factors described above.

Operating profit margins decreased from 3.7% to 1.9% in the current fiscal year as compared to the prior fiscal year. The decrease was primarily due to the merger and acquisition charges incurred in the quarter ended April 30, 2005.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. The increase of $0.4 million as compared to the prior year first quarter relates to the increased borrowing levels in the first quarter ended April 30, 2005 as discussed in Liquidity and Capital Resources below.

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

Income Tax Expense

The effective income tax rates were 52.6% and 33.9% for the quarters ended April 30, 2005 and 2004, respectively.

The difference between the statutory rate and effective tax rates for the quarter ended April 30, 2005 primarily relates to the amortization of the intangible assets acquired in the Alliance Entertainment Corp. not being deductible for tax purposes.

The difference between the statutory rate and effective tax rates for the quarter ended April 30, 2004 relates primarily to the realization of a portion of the net operating loss carry-forward acquired with our acquisition of Interlink.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of cash include receipts from our customers and borrowings under our credit facilities and from time to time the proceeds from the sale of common stock.

Our primary cash requirements for the Magazine Fulfillment and CD and DVD Fulfillment groups consist of the cost of home entertainment products and the cost of freight, labor and facility expense associated with our distribution centers.

Our primary cash requirements for the In-Store Services group consist of the cost of raw materials, labor, and factory overhead incurred in the production of front-end wood and wire displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim. We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance not allocated to the operating groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of April 30, 2005 (in thousands).

                                       Payments Due by Period
                         -------------------------------------------------
                                      Less
                                      Than      1-3        3-5     After 5
                            Total    1 year    Years      Years     Years
                         ---------  --------  --------  --------  --------
Debt obligations         $  70,477  $ 12,873  $  8,840  $    756  $ 48,008
Operating leases            53,913     6,943    14,334    11,998    20,638
                         ---------  --------  --------  --------  --------
Total contractual cash
  obligations            $ 124,390  $ 19,816  $ 23,174  $ 12,754  $ 68,646
                         =========  ========  ========  ========  ========

The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                              Notional amount expiration by period
                            ---------------------------------------
                                       Less
                                       Than    1-3    3-5   After 5
                             Total    1 year  Years  Years   Years
                            -------  -------  -----  -----  -------
Financial standby letters
  of credit                 $ 5,935  $ 5,935  $   -  $   -  $     -
                            -------  -------  -----  -----  -------
Total commercial
  commitments                 5,935    5,935      -      -        -
                            =======  =======  =====  =====  =======

OPERATING CASH FLOW

Net cash used in operating activities was $10.6 and $10.1 million for the quarter ended April 30, 2005 and 2004, respectively.

Operating cash flows for the three months ended April 30, 2005 were comprised of net income of $1.7 million, plus non-cash charges including depreciation and amortization of $3.6 million and provisions for losses on accounts receivable of $0.2 million, a tax benefit received on stock options exercised of $0.7 million and an increase of $0.4 million in deferred revenue. A decrease in accounts receivable of $7.6 million also provided cash for the quarter ended April 30, 2005. These cash providing activities were offset by an increase in inventories of $15.6 million, a decrease in accounts payable and other liabilities $8.0 million and an increase in other assets of $1.1 million.

The decrease in accounts receivable for the three months ended April 30, 2005 was primarily due to a decrease in accounts receivable of $10.8 million from the CD and DVD Fulfillment group due to collections subsequent to the date of acquisition.

In addition, the In-Store Services division decreased accounts receivable by $2.4 million due to significant cash collections in the current period and lower sales volume. This decrease is consistent with prior first quarter activity. The decreases in accounts receivable noted above were offset by an increase in the Magazine Fulfillment group of approximately $6.2 million primarily due to a decrease in the sales returns reserve from January 31, 2005 to April 30, 2005 of $5.7 million which is consistent with prior first quarter sales returns activity in the Magazine Fulfillment Division.

The decrease in accounts payable and other current and non-current liabilities in the current period of $8.0 million relates primarily to the timing of vendor payments in the current period as compared to January 31, 2005.

The increase in inventories of $15.6 million for the three months ended April 30, 2005 was primarily due to the acquisition of the CD and DVD Fulfillment group on February 28, 2005, as approximately $13.6 million of the increase was attributable to their purchases subsequent to the date of acquisition.

Operating cash flows for the three months ended April 30, 2004 were primarily from net income of $0.5 million, plus non-cash charges including depreciation and amortization of $1.0 million and provisions for losses on accounts receivable of $0.4 million, a write off of deferred financing costs and original issue discount of $1.5 million, a tax benefit received on stock options exercised of $0.9 million and a decrease in inventory of $0.7 million. These cash providing activities were offset by an increase in accounts receivable of $5.5 million, and a decrease in accounts payable and other quarter ended
April 30, 2004 non-current liabilities of $7.6 million.

The increase in accounts receivable for the three months ended April 30, 2004 was primarily due to a decrease in the sales returns reserve from January 31, 2004 to April 30, 2004 of $4.8 million which is consistent with prior first quarter sales returns activity in the Magazine Fulfillment Division. In addition, increased distribution in the Magazine Fulfillment Division increased accounts receivable by approximately $1.4 million. This increase in accounts receivable was offset by the decrease in accounts receivable ($1.6 million) in the In-Store Division due to significant cash collections in the quarter ended April 30, 2004 and lower sales volume.

The decrease in accounts payable and other current and non-current liabilities in the current period of $7.6 million relates primarily to the timing of vendor payments in the current period as compared to January 31, 2004.

INVESTING CASH FLOW

Net cash (used in) provided by investing activities was $(0.5) and $2.0 million for the quarter ended April 30, 2005, and 2004, respectively.

For the quarter ended April 30 2005, cash used in investing activities was reduced by capital expenditures of $2.4 million, of which $1.6 million relates to equipment purchases made by the CD and DVD Fulfillment group in anticipation of new business. Our advance pay program used $12.7 million in the current period. We also invested $2.3 million for the rights to distribute certain titles over a period of three to fifteen years. Finally, as part of the acquisition of the CD and DVD Fulfillment group, we acquired cash of $16.9 million after direct acquisition costs.

For the quarter ended April 30 2004, cash provided by investing activities was reduced by capital expenditures of $2.0 million, which primarily related to our expansion of our distribution facility in Harrisburg, Pennsylvania. Our advance pay program generated net cash flow of $1.0 million in the period. In addition, the Company advanced to the prior operator of our export distribution business $6.8 million at January 31, 2004. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. The company collected $2.9 million of the advances during the quarter ended April 30, 2004.

Our borrowing agreements limit the amount of our capital expenditures in any fiscal year.

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wood, wire and services business and the payment cycles of the CD and DVD and magazine distribution businesses. Because the magazine distribution business and Advance Pay program cash requirement peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter. Alliance has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore should have greater borrowings in the third quarter to finance the buildup of inventory.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 30-60 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over this period as the cash is collected on the related claims.

The front end wood, wire and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these programs are generally collected from all participants within 180 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the fixtures and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Net cash provided by financing activities was $11.1 and $3.9 million for the quarter ended April 30, 2005 and 2004, respectively.

Financing activities in the first quarter ended April 30, 2005 consisted of borrowings under the credit facilities of $28.7 million. These amounts were offset by repayments of $9.9 million in debt and capital leases, of which approximately $8.8 million relates to the repayment of the Wells Fargo Foothill term loan in connection with the modification of the revolving credit facility and a decrease of $8.0 million in checks issued and outstanding at April 30, 2005. Finally, the exercise of employee stock options in the quarter generated approximately $1.2 million.

Financing activities in the first quarter ended April 30, 2004 consisted proceeds from the sale of 3.8 million shares of common stock. The proceeds of $40.5 million (net of underwriting and related expenses) from the sale were utilized to repay the Wells Fargo Foothill term loan, the Hilco Capital note payable and the notes payable to former owners ($20.7 million) as well the pay down of the revolving credit facility ($11.74 million). In addition, the cash provided by the activities noted above were offset by a $5.9 million decrease in checks issued and outstanding at April 30, 2004. Finally, the exercise of employee stock options in the quarter generated approximately $1.7 million .

DEBT

At April 30, 2005, our total debt obligations were $70.5 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under a revolving credit facility, the notes payable related to the acquisition of magazine import and export businesses and a mortgage loan.

On February 28th 2005, the Company modified its existing credit facility with Wells Fargo Foothill ("WFF") as a result of its acquisition of Alliance Entertainment Corp. WFF, as arranger and administrative agent for each of the lenders that may become a participant in such arrangement and their successors ("Lenders") will make revolving loans to us and our subsidiaries of up to $250 million and provide for the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at April 30, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At April 30, 2005 the prime rate was 5.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has one LIBOR contract outstanding at April 30, 2005 (expiring July 27, 2005) and bears interest at 5.18%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit facility, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at April 30, 2005

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $102.5 million at April 30, 2005.

In connection with our acquisition of the magazine import and export businesses leased by us since May 2002 and March 2003, respectively, we agreed to make thirteen quarterly principal payments of approximately $0.7 million beginning in January 2004 and a payment of $1.0 million is payable in May 2005. The balance outstanding under these notes payable at April 30, 2005 was $9.2 million.

Through the acquisition of Alliance, the Company assumed an $8.5 million conventional mortgage loan through SunTrust Bank (the "SunTrust Mortgage"). The SunTrust Mortgage is collateralized by land and building. The SunTrust Mortgage matures on June 1, 2005 and has monthly principal payments of approximately $0.03 million plus interest at a rate of LIBOR plus 2 1/2%. The principal payments were determined based on a 15-year amortization of the outstanding principal amount of the SunTrust Mortgage. On the maturity date, the aggregate unpaid principal balance of the mortgage, accrued and unpaid interest and all costs and expenses due under the SunTrust Mortgage terms shall be due and payable. The total principal balance of $7.4 million is classified as current at April 30, 2005.

Through the acquisition of Alliance, the Company assumed a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of April 30, 2005 was $4.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

The amended revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of approximately $48.0 million at April 30, 2005. Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at April 30, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At April 30, 2005 the prime rate was 5.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has one LIBOR contract outstanding at April 30, 2005 (expiring July 27, 2005) and bears interest at 5.18%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

As a result of the above, our primary market risks relate to fluctuations in interest rates. We do not perform any interest rate hedging activities related to the facility noted above. Therefore, if the prime rate of interest were to increase one percentage point based on the Company's current borrowings under its credit facility, interest expense would increase approximately $0.5 million on an annual basis.

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

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $1.9 million in revenues, which represented less than 1.0% of our revenues for the quarter ended April 30, 2005. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Additionally, we have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution. Revenues derived from the export of foreign titles (or sale to domestic brokers who facilitate the export) totaled $8.3 million for the quarter ended April 30, 2005 or 3.5% of total revenues. For the most part, our export revenues are denominated in dollars and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price due to a decline in the local currency relative to the dollar could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $22.8 million (of a total $152.9 million or 15.0%) for the quarter ended April 30, 2005. Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pound sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices then comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations. We do not conduct any significant hedging activities related to foreign currency.

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

CONCLUSIONS

Based on this evaluation, our chief executive officer and our chief financial officer, have concluded that, subject to the limitations noted above, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal controls over financial reporting (as defined in Rule (13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect these controls.

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

            See Exhibit Index

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

32.2                Section 1350 Certifications of Principal Financial Officer