Form 10-Q/A
period 2005-04-03
SOURCE INTERLINK COMPANIES INC
filed 2005-09-09
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER   1-13437
                      -------------


                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                  20-2428299
        -------------------------------                 -------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)



     27500 RIVERVIEW CENTER BLVD., SUITE 400
            BONITA SPRINGS, FLORIDA                           34134
    ----------------------------------------              -------------
    (Address of Principal Executive Offices)                (Zip Code)



                                 (239) 949-4450
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]


         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

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

                                EXPLANATORY NOTE

This report has been amended for the sole purpose of reporting certain information concerning matters submitted to the vote of our shareholder on February 28, 2005 that was inadvertently omitted from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 9, 2005.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Special Meeting of the Shareholders of the Company was held on February 28, 2005. Of the 23,724,940 shares entitled to vote at such meeting, 22,769,339 shares were present at the meeting in person or by proxy.

         (c) At the Special Meeting, four proposals were submitted for consideration by our shareholders. A brief description of each matter voted upon at the meeting, together with a tabulation of the voting results is present below:

                                                            NO. OF SHARES       NO. OF SHARES      NO. OF SHARES
                                                              VOTED FOR         VOTED AGAINST         ABSTAIN

PROPOSAL ONE:

A proposal to approve the issuance of our common stock        18,823,929           111,558            96,111
to Alliance stockholders in connection with the merger
of Alliance Entertainment Corp. with and into Alligator
Acquisition, LLC., pursuant to an Agreement and Plan of
Merger dated as of November 18, 2004

PROPOSAL TWO:

A proposal to amend our articles of incorporation to          19,950,278           2,726,250          92,811
effect an increase in the number of authorized shares
of common stock from 40,000,000 to 100,000,000

PROPOSAL THREE:

A proposal to effect our reincorporation from a               17,843,956           1,096,581          91,061
Missouri corporation to a Delaware corporation

PROPOSAL FOUR:

A proposal to grant discretionary authority to our            19,065,529           3,656,024          47,786
board to adjourn or postpone the special meeting to a
later date, if necessary, to solicit additional proxies
if there are not sufficient votes in favor of the
foregoing proposals


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 09, 2005

                                          SOURCE INTERLINK COMPANIES, INC.


                                          /s/ Marc Fierman
                                          -------------------------------------
                                          Marc Fierman
                                          Chief Financial Officer