Form 10-Q
period 2005-07-31
SOURCE INTERLINK COMPANIES INC
filed 2005-09-09
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2005

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to _________

COMMISSION FILE NUMBER   1-13437

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                        20-2428299
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

   27500 RIVERVIEW CENTER BLVD., SUITE 400
   BONITA SPRINGS, FLORIDA                                            34134
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                         (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding on September 6, 2005
---------------------------                   --------------------------------
Common Stock, $.01 Par Value                          51,298,539

                        SOURCE INTERLINK COMPANIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
ITEM  1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         July 31, 2005 and January 31, 2005                                  1

         Consolidated Statements of Income for the three
         and six months ended July 31, 2005 and 2004                         3

         Consolidated Statement of Stockholders'
         Equity for the six months ended July 31, 2005                       4

         Consolidated Statements of Cash Flows for the
         six months ended July 31, 2005 and 2004                             5

         Notes to Consolidated Financial Statements                       6-12

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          13

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK          27

ITEM  4.  CONTROLS AND PROCEDURES                                           28

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS                                                  36

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        36

ITEM  3. DEFAULTS UPON SENIOR SECURITIES                                    36

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                36

ITEM  5. OTHER INFORMATION                                                  36

ITEM  6. EXHIBITS                                                           36

                                                                    312-681-6200

                                                SOURCE INTERLINK COMPANIES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                  (unaudited)
                                                 July 31, 2005  January 31, 2005
                                                 -------------  ----------------
ASSETS
CURRENT ASSETS
   Cash                                            $   4,108       $   1,387
   Trade receivables, net                             97,913          48,078
   Purchased claims receivable                         9,996           2,006
   Inventories                                       172,038          16,868
   Income tax receivable                               1,577           2,275
   Deferred tax asset                                 11,202           2,302
   Prepaid expenses and other                          7,417           3,349
                                                   ---------       ---------
TOTAL CURRENT ASSETS                                 304,251          76,265
                                                   ---------       ---------

Property and equipment                                86,461          36,706
Less accumulated depreciation and amortization       (18,553)        (14,375)
                                                   ---------       ---------
   Net property and equipment                         67,908          22,331
                                                   ---------       ---------
OTHER ASSETS
   Goodwill, net                                     206,123          71,600
   Intangibles, net                                  226,748          16,126
   Deferred tax asset                                  5,204           2,903
   Other                                               8,186           8,528
                                                   ---------       ---------
TOTAL OTHER ASSETS                                   446,261          99,157
                                                   ---------       ---------
                                                   $ 818,420       $ 197,753
                                                   =========       =========

                                       1               See accompanying notes to
                                               Consolidated Financial Statements

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

                                                                                  (unaudited)
                                                                                 July 31, 2005    January 31, 2005
                                                                                 -------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Checks issued against future advances on revolving credit facility              $   6,010         $   1,951
   Accounts payable and accrued expenses, net of allowances for returns of
    $140,201 and $70,292, respectively                                               252,024            25,274
   Deferred revenue                                                                    2,254             2,205
   Other                                                                               1,758                19
   Current maturities of  long-term debt                                               4,601             5,630
   Current portion of obligations under capital leases                                   196                 -
                                                                                   ---------         ---------
TOTAL CURRENT LIABILITIES                                                            266,843            35,079
Long-term debt, less current maturities                                               96,889            34,139
Obligations under capital leases                                                         345                 -
Other                                                                                  6,879               852
                                                                                   ---------         ---------

TOTAL LIABILITIES                                                                    370,956            70,070
                                                                                   ---------         ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Contributed Capital:
   Common Stock, $.01 par; 100,000 and 40,000 shares authorized, respectively;
   51,296 and 23,849 shares issued, respectively                                         512               238
   Additional paid-in-capital                                                        464,794           150,269
                                                                                   ---------         ---------
   Total contributed capital                                                         465,306           150,507
Accumulated deficit                                                                  (19,395)          (23,696)
Accumulated other comprehensive income:
   Foreign currency translation                                                        1,553             1,439
                                                                                   ---------         ---------
                                                                                     447,464           128,250

Less:  Treasury Stock (100 shares at cost)                                                 -              (567)
                                                                                   ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                                           447,464           127,683
                                                                                   ---------         ---------
                                                                                   $ 818,420         $ 197,753
                                                                                   =========         =========

                                       2               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     (unaudited)

                                           (in thousands, except per share data)

                                                                  Three months ended July 31,  Six months ended July 31,
                                                                     2005              2004      2005            2004
                                                                  ---------         ---------  ---------       ---------
Revenues                                                          $ 393,790         $  86,858  $ 628,211       $ 169,039
Cost of revenues                                                    314,801            63,182    498,677         123,284
                                                                  ---------         ---------  ---------       ---------
Gross profit                                                         78,989            23,676    129,534          45,755
Selling, general and administrative expenses                         46,958            12,079     76,633          24,028
Fulfillment freight                                                  18,354             4,759     28,690           9,632
Depreciation and amortization                                         4,241               949      7,344           1,626
Relocation charges                                                        -                 -                      1,552
Merger and acquisition charges                                            -                 -      3,094               -
                                                                  ---------         ---------  ---------       ---------
Operating income                                                      9,436             5,889     13,773           8,917
                                                                  ---------         ---------  ---------       ---------
Other income (expense)
     Interest expense                                                (1,744)             (124)    (2,678)           (660)
     Interest income                                                     44                39         90             106
     Write off of deferred financing costs and original issue
       discount                                                           -                 -          -          (1,494)
     Other income                                                        61               149        135              40
                                                                  ---------         ---------  ---------       ---------
Total other income (expense)                                         (1,639)               64     (2,453)         (2,008)
                                                                  ---------         ---------  ---------       ---------
Income from continuing operations before income  taxes and            7,797             5,953     11,320           6,909
discontinued operation
Income tax expense                                                    3,721             1,889      5,573           2,213
Income from continuing operations before discontinued operation       4,076             4,064      5,747           4,696
Income (loss) from discontinued operation, net of tax                (1,446)               74     (1,446)            (61)
                                                                  ---------         ---------  ---------       ---------
Net income                                                        $   2,630         $   4,138  $   4,301       $   4,635
                                                                  =========         =========  =========       =========

Earnings (loss) per share - basic
     Continuing operations                                        $    0.08         $    0.18  $    0.12       $    0.21
     Discontinued operation                                           (0.03)             0.00      (0.03)           0.00
                                                                  ---------         ---------  ---------       ---------
Total                                                             $    0.05         $    0.18  $    0.09       $    0.21
                                                                  ---------         ---------  ---------       ---------

Earnings (loss) per share - diluted
     Continuing operations                                        $    0.08         $    0.16  $    0.12       $    0.19
     Discontinued operation                                           (0.03)             0.00      (0.03)           0.00
                                                                  ---------         ---------  ---------       ---------
Total                                                             $    0.05         $    0.16  $    0.09       $    0.19
                                                                  ---------         ---------  ---------       ---------

Weighted average of shares outstanding - basic                       51,140            23,241     46,800          22,398
Weighted average of shares outstanding - diluted                     52,960            25,026     48,751          24,466
                                                                  =========         =========  =========       =========

                                       3               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)

                                                                                      Accumulated
                                                            Additional                   Other                            Total
                                           Common Stock     Paid - in   Accumulated  Comprehensive   Treasury Stock   Stockholders'
                                          ---------------                                           ----------------
                                          Shares   Amount    Capital      Deficit        Income     Shares    Amount     Equity
                                          ------   ------   ----------  -----------  -------------  ------  --------  -------------
Balance January 31, 2005                  23,849   $  238   $  150,269   $ (23,696)     $  1,439      100   $   (567)   $ 127,683

Net income                                     -        -            -       4,301             -        -          -        4,301
Foreign currency translation                   -        -            -           -           114        -          -          114
                                                                                                                        ---------
Comprehensive income                                                             -                                          4,415
                                                                                                                        ---------
Exercise of stock options                    605        6        3,050           -             -        -          -        3,056
Tax benefit from stock options exercised       -        -        1,096           -             -        -          -        1,096
Stock issued in Alliance acquisition      26,942      269      304,445           -             -        -          -      304,714
Exchange of stock options and warrants
  to acquire Alliance common stock             -        -        6,500           -             -        -          -        6,500
Retirement of treasury stock                (100)      (1)        (566)          -             -     (100)       567            -

                                          ------   ------   - --------   ---------      --------    ------  --------    ---------
Balance July 31, 2005                     51,296   $  512   $  464,794   $ (19,395)     $  1,553        -   $      -    $ 447,464
                                          ======   ======   ==========   =========      ========    ======  ========    =========

                                       4               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                  (in thousands)

Six months ended July 31,                                                       2005       2004
---------------------------------------------------------------------------  --------    --------
OPERATING ACTIVITIES
   Net income                                                                $  4,301    $  4,635
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                             8,242       2,560
      Provision for losses on accounts receivable                               1,725         404
      Deferred income taxes                                                         -        (240)
      Tax benefit from stock options exercised                                  1,096           -
      Deferred revenue                                                            139           -
      Write off of deferred financing costs and original issue discount             -       1,494
      Other                                                                       (74)       (303)
      Changes in assets and liabilities (excluding business acquisitions):
        Increase in accounts receivable                                          (981)    (15,228)
        (Increase) decrease in inventories                                    (15,179)      1,494
        Decrease in other assets                                                4,665         285
        Increase in accounts payable and other liabilities                     11,445       3,028
                                                                             --------    --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                15,379      (1,871)
                                                                             --------    --------

INVESTING ACTIVITIES
  Capital expenditures                                                         (6,120)     (3,156)
  Purchase of claims                                                          (54,280)    (43,599)
  Payments received on purchased claims                                        46,290      46,915
  Collections under magazine export agreement                                       -       3,061
  Payments under magazine import agreement                                          -      (1,500)
  Net cash from Alliance Entertainment Corp. acquisition                       16,878           -
  Acquisition of distribution rights                                           (2,300)          -
  Proceeds from sale of fixed assets                                            1,480           -
  Acquisition of Chas. Levy Circulating Company LLC, net of cash acquired     (44,991)          -
                                                                             --------    --------
CASH (USED IN)  PROVIDED BY INVESTING ACTIVITIES                              (43,043)      1,721
                                                                             --------    --------

FINANCING ACTIVITIES
  Decrease in checks issued against revolving credit facilities                (7,517)     (8,801)
  Net borrowings (repayments) under credit facilities                          55,210      (9,757)
  Payments on debt and capital leases                                         (19,316)    (21,510)
  Net proceeds from the issuance of common stock                                3,056      43,802
  Deferred financing costs                                                     (1,048)          -
                                                                             --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                                          30,385       3,734
                                                                             --------    --------
INCREASE IN CASH                                                                2,721       3,584
CASH, beginning of period                                                       1,387       4,963
                                                                             --------    --------
CASH, end of period                                                          $  4,108    $  8,547
                                                                             ========    ========

                                       5               See accompanying notes to
                                               Consolidated Financial Statements

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Source Interlink Companies, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations for the three and six months ended July 31, 2005 and July 31, 2004, our financial position as of July 31, 2005, and cash flows for the six months ended July 31, 2005 and 2004, respectively. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended January 31, 2005, as filed with the Securities and Exchange Commission ("SEC") on April 18, 2005.

Certain reclassifications have been made to conform to the current period presentation. These reclassifications had no effect on the results of operations or stockholders' equity.

1.    BUSINESS COMBINATIONS

CHAS. LEVY CIRCULATING CO. LLC ACQUISITION

On May 10, 2005, the Company and Chas. Levy Company LLC ("Seller") entered into a Unit Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC ("Levy") from Chas. Levy Company LLC for a purchase price of approximately $30 million, subject to adjustment based on Levy's net worth as of the closing date of the transaction. Seller was the sole member of Levy. In addition, approximately $19.3 million was also provided on the date of acquisition to Seller to repay all outstanding intercompany debt of Levy. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

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

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction totaled $84.1 million. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended July 31, 2005. The acquisition was accounted for by the purchase method and, accordingly, the results of Levy's operations have been included in our consolidated statements of income since May 10, 2005. The pro forma operating results as if the Company had completed the acquisition at the beginning of the periods presented are not significant to the Company's consolidated financial statements and are not presented.

Goodwill at the date of acquisition of Levy is based on a preliminary independent valuation study, therefore reported amounts may change based on finalization which is expected to occur during the third quarter of fiscal 2006.

The assets acquired and liabilities assumed in the acquisition are summarized below (in thousands):


Cash                                       $   4,276
Trade receivables, net                         2,874
Inventories                                   37,557
Property and equipment                         1,524
Goodwill and other intangible assets          84,085
Other assets                                   2,962

Accounts payable and accrued liabilities     (68,580)

Long-term debt                               (13,995)
Other long-term liabilities                   (1,436)
                                           ---------
Total consideration                        $  49,267
                                           ---------

ALLIANCE ENTERTAINMENT CORP. ACQUISITION

On February 28, 2005, the Company completed its acquisition with Alliance Entertainment Corp. ("Alliance") pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated November 18, 2004 (the "Agreement"). Alliance provides full-service distribution of home entertainment products. They provide product and commerce solutions to "brick-and-mortar" and e-commerce retailers, while maintaining trading relationships with major manufacturers in the home entertainment industry.

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

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2005. The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance's operations have been included in our consolidated statements of income since March 1, 2005.

The assets acquired and liabilities assumed in the acquisition are summarized below (in thousands):

Cash                                       $   18,567
Trade receivables, net                         47,806
Inventories                                   102,434
Property and equipment                         43,696
Goodwill                                       50,520
Intangible assets                             211,525
Other assets                                   17,465

Accounts payable and accrued liabilities     (160,156)

Obligations under capital leases                 (563)
Long-term debt                                (11,811)
Other long-term liabilities                    (4,000)
                                           ----------
Total consideration                        $  315,483
                                           ----------

The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance's operations have been included in our consolidated statements of income since March 1, 2005. The following table summarizes pro forma operating results as if the Company had completed the acquisition on February 1, 2004 (in thousands, except per share data):

                               Three months ended July 31,  Six months ended July 31,
                               ---------------------------  -------------------------
                                  2005         2004            2005          2004
                               ----------   -----------     ----------    -----------
Revenues                       $  393,790   $   294,555     $  701,405    $   602,728
Net income                          2,630         6,577          5,957         10,532
Earnings per share - basic
   Continuing operations             0.08          0.13           0.14           0.21
   Discontinued operation           (0.03)            -          (0.03)             -
                               ----------   -----------     ----------    -----------
Total                                0.05          0.13           0.11           0.21
                               ==========   ===========     ==========    ===========
Earnings per share -- diluted
   Continuing operations             0.08          0.12           0.14           0.20
   Discontinued operation           (0.03)            -          (0.03)             -
                               ----------   -----------     ----------    -----------
Total                                0.05          0.12           0.11           0.20
                               ==========   ===========     ==========    ===========

This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on February 1, 2004, nor is it indicative of future results.

Merger charges related to the acquisition recorded as expenses by the Company through July 31, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

2.    TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                               July 31, 2005   January 31, 2005
                               -------------   ----------------
Trade receivables                $ 285,949       $   129,031
Allowances:
     Sales returns and other      (168,190)          (78,404)
     Doubtful accounts             (19,846)           (2,549)
                                 ---------       -----------
                                  (188,036)          (80,953)
                                 ---------       -----------
Net trade receivables            $  97,913       $    48,078
                                 =========       ===========

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                    July 31, 2005   January 31, 2005
                                    -------------   ----------------
Raw materials                         $    2,466       $    2,657
Work-in-process                            2,669            1,459
Finished goods:
      Pre-recorded music and video       113,751                -
      Magazine and book                   50,014           11,345
      Fixtures                             3,138            1,407
                                      ----------       ----------
Inventories                           $  172,038       $   16,868
                                      ==========       ==========

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                          JULY 31,  JANUARY 31,
                            2005       2005
                          --------  -----------
Land                      $  8,218   $    870
Buildings                   17,406      8,809
Leasehold improvements       4,837      2,566
Machinery and equipment     30,789     10,806
Vehicles                       483        354
Furniture and fixtures       8,673      3,855
Computers                   13,161      9,446
Construction in progress     2,894          -
                          --------   --------
Property and  equipment   $ 86,461   $ 36,706
                          ========   ========

Depreciation expense from property and equipment was $2.4 million and $4.2 million for the three and six months ended July 31, 2005 and $1.0 million and $1.9 million for the three and six months ended July 31, 2004, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows (in thousands):

                                                        July 31,    January 31,
                                                          2005         2005
                                                       ---------    -----------
Amortized intangible assets:
   Customer lists                                      $  97,630     $  16,025
   Non-compete agreements                                  1,775         1,000
   Software                                               12,948             -

Unamortized intangible assets including vendor lists     119,000             -
                                                       ---------     ---------
                                                         231,353        17,025
   Accumulated amortization                               (4,605)         (899)
                                                       ---------     ---------
Intangibles, net                                       $ 226,748     $  16,126
                                                       ---------     ---------

Amortization expense from intangible assets was $1.9 million and $3.5 million for the three and six months ended July 31, 2005, respectively and $0.2 million and $0.4 million for the three and six months ended July 31, 2004, respectively. Amortization expense will approximate $8.0 million for each of the next five fiscal years.

The changes in the carrying amount of goodwill for the six months ended July 31, 2005, are as follows:

                                  Foreign currency
          January 31,                translation    Working capital   July 31,
             2005      Additions     adjustments      adjustments       2005
          -----------  ---------  ----------------  ---------------  ----------
Goodwill  $   71,600    135,049          80              (606)       $  206,123
          ----------    -------          --              ----        ----------

6.    DEBT AND REVOLVING CREDIT FACILITY

      Debt consists of (in thousands):

                                                   July 31,   January 31,
                                                    2005        2005
                                                  --------    ----------
Revolving Credit facility - Wells Fargo Foothill  $ 74,499     $  19,289
Note payable - Wells Fargo Foothill                      -         8,766
Note payable - magazine import and export            7,566         9,879
Notes payable -- former owner of Empire              1,200         1,200
Notes payable - arrangements with suppliers         13,995             -
Mortgage loan - SunTrust Bank                            -             -
Equipment loans - SunTrust Leasing                   3,817             -
Other                                                  413           635
                                                  --------     ---------
Debt                                               101,490        39,769
Less current maturities                              4,601         5,630
                                                  --------     ---------

Debt, less current maturities                     $ 96,889     $  34,139
                                                  ========     =========

WELLS FARGO FOOTHILL CREDIT FACILITY

On February 28th 2005, the Company modified its existing credit facility with Wells Fargo Foothill ("WFF") as a result of its acquisition of Alliance Entertainment Corp. The primary changes from the original line of credit were to
(1) increase the maximum allowed advances under the line of credit from $45 million to $250 million and (2) extend the maturity date from October 2009 to October 2010. In addition, in conjunction with the modification of the existing credit facility, the Company repaid the balance of its $10 million WFF term loan. WFF, as arranger and administrative agent for each of the parties that may become a participant in such arrangement and their successors ("Lenders") will make revolving loans to us and our subsidiaries of up to $250 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at July 31, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At July 31, 2005 the prime rate was 6.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has three LIBOR contracts outstanding at July 31, 2005 (expiring September 2005) and bears interest at a weighted average rate of approximately 5.55%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at July 31, 2005.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $75.0 million at July 31, 2005.

MORTGAGE LOAN

Through the acquisition of Alliance, the Company obtained an $8.5 million conventional mortgage loan through SunTrust Bank (the "SunTrust Mortgage"). The SunTrust Mortgage was collateralized by land and building. The SunTrust Mortgage monthly principal payments were approximately $31,000 plus interest at a rate of LIBOR plus 2 1/2 percent. During July 2005, the aggregate unpaid principal balance of the mortgage, accrued and unpaid interest and all costs and expenses due under the SunTrust Mortgage terms were paid in full.

EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of July 31, 2005 was $3.8 million.

SUPPLIER LOANS

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Notes") totaling $14.0 million. The maturity dates of the supplier notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $2.1 million and $1.9 million due to be repaid in fiscal year 2006 and 2007, respectively. The total principal balance of the supplier notes as of July 31, 2005 is approximately $14.0 million.

The maturity schedule of the Company's long-term debt is as follows (in thousands):

         Fiscal year             Amount
-----------------------------  ---------
2006                           $   4,601
2007                               6,623
2008                               6,134
2009                               3,370
2010                               1,213
Thereafter                        79,549
                               ---------
                                 101,490
Less current maturities            4,601
                               ---------
Debt, less current maturities  $  96,889
                               =========

7.    COMMITMENTS AND CONTINGENCIES

The Company leases facilities, vehicles, an aircraft, computer and other equipment under various capital and operating leases. Future minimum payments under capital and noncancelable operating leases with terms of one year or more at July 31, 2005 consist of the following (dollars in thousands):

                                                         OPERATING
                                                          LEASES
                                                         ---------
2006                                                     $  6,556
2007                                                       10,409
2008                                                        8,776
2009                                                        7,831
2010                                                        6,829
Thereafter                                                 20,800
                                                         --------
                                                         $ 61,201
                                                         ========


8.    DISCONTINUED OPERATION

In November 2004, the Company sold and disposed of its secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unrelated third party. All assets and liabilities of the secondary wholesale distribution operation were not assumed by the buyer. The Company recognized a gain on sale of this business of $1.4 million ($0.8 net of tax) in the fourth quarter of fiscal year 2005. In the second quarter of fiscal 2006, the Company wrote off certain accounts receivable totaling $1.4 million, net of tax.

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations (in thousands):

                                                       Three months ended July 31,  Six months ended July 31,
                                                       ---------------------------  -------------------------
                                                           2005            2004       2005             2004
                                                         -------         --------   --------         -------
Revenues                                                 $     -         $  4,583   $      -          $ 8,089
                                                         -------         --------   --------          -------
(Loss) income before taxes                                (2,410)             123     (2,410)            (102)
Income tax benefit  (expense)                                964              (49)       964               41
                                                         -------         --------   --------          -------
(Loss) income from discontinued operation, net of tax    $(1,446)        $     74   $ (1,446)         $   (61)
                                                         =======         ========   ========          =======

9.    EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                              Three Months Ended  Six Months Ended
                                                                   July 31,          July 31,
                                                                2005       2004    2005      2004
                                                              -------     ------  ------    ------
Basic weighted average number of common shares outstanding     51,140     23,241  46,800    22,398

Effect of dilutive securities:
   Stock options and warrants                                   1,820      1,785   1,951     2,068
                                                               ------     ------  ------    ------

Diluted weighted average number of common shares outstanding   52,960     25,026  48,751    24,466
                                                               ======     ======  ======    ======

For the quarter ended July 31, 2005, stock options to purchase 0.3 million shares and warrants convertible into 0.01 million shares were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

10.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

Six Months Ended July 31,   2005     2004
-------------------------  -------  -------
Interest                   $ 2,325  $   881

Income Taxes               $ 2,596  $ 1,109

On February 28, 2005, as discussed in Note 1, the Company acquired Alliance Entertainment Corp. for the total consideration of $315.5 million as follows (in thousands):

Fair value of common stock issued to Alliance shareholders       $ 304,714

Fair value of options to purchase common stock issued to
 Alliance shareholders                                              6,500
Cash paid for direct acquisition
costs (of which, $1.7 million were paid during the
  six months ended July 31, 2005)..............................      4,269
                                                                 ---------
Total purchase price for acquisition of Alliance                 $ 315,483
                                                                 =========

The total purchase price was allocated to the assets and liabilities of Alliance Entertainment Corp as disclosed in Note 1.

11.   STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the period ended July 31, 2005 and 2004 as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                            Three Months Ended       Six Months Ended
                                                 July 31,                July 31,
                                             2005        2004        2005        2004
                                           --------    --------    --------    --------
Net income                                 $  2,530    $  4,138    $  4,201    $  4,635
Stock compensation costs, net of tax           (661)        (89)     (1,331)       (178)
                                           --------    --------    --------    --------
Adjusted net income                        $  1,869    $  4,049    $  2,870    $  4,457
                                           --------    --------    --------    --------
Weighted average shares, basic               51,140      23,241      46,800      22,398
Weighted average shares, diluted             52,960      25,026      48,751      24,466

Basic earnings per share - as reported     $   0.05    $   0.18    $   0.09    $   0.21
Diluted earnings per share - as reported   $   0.05    $   0.17    $   0.09    $   0.19

Basic earnings per share - pro-forma       $   0.04    $   0.17    $   0.06    $   0.20
Diluted earnings per share - pro-forma     $   0.04    $   0.16    $   0.06    $   0.18
                                           ========    ========    ========    ========

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

July 31,                    2005        2004
-----------------------  ---------   ---------
Dividend yield                   0%          0%
Expected volatility           0.50        0.50
Risk-free interest rate  3.10-3.75%  2.18-2.25%
                         ========    =========

12.   SEGMENT FINANCIAL INFORMATION

The Company's segment reporting is based on the reporting of senior management to the Chief Executive Officer. This reporting combines the Company's business units in a logical way that identifies business concentrations and synergies.

The reportable segments of the Company are CD and DVD Fulfillment, Magazine Fulfillment, In-Store Services, and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies included in our Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended January 31, 2005, as filed with the Securities and Exchange Commission ("SEC") on April 18, 2005.

Based on the comparability of the operations, Levy's results are included in the Magazine Fulfillment group. As a result of the acquisition of Alliance on February 28, 2005, the Company created a CD and DVD Fulfillment reporting segment. Based on the reporting of the senior management, the previous Wood Manufacturing group's results are included in the In-Store Services group. The results of fiscal year 2005 have been restated to conform to this presentation.

The CD and DVD Fulfillment segment derives revenues from (1) selling and distributing pre-recorded music, videos, video games and related products to retailers, (2) providing product and commerce solutions to "brick-and-mortar" and e-commerce retailers, and (3) providing consumer-direct fulfillment and vendor managed inventory services to its customers.

The Magazine Fulfillment segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty and mainstream retailers and wholesalers throughout the United States and Canada, (2) exporting domestic titles internationally to foreign wholesalers or through domestic brokers, (3) providing return processing services for major specialty retail book chains and (4) serving as an outsourced fulfillment agent.

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

Segment results from continuing operations follow (in thousands):

                                   CD and DVD     Magazine    In-Store         Other
Three Months Ended July 31, 2005   Fulfillment  Fulfillment   Services   (Shared Services)  Consolidated
---------------------------------  -----------  -----------  ----------  -----------------  ------------
Revenue                            $   208,640  $   166,763  $   18,387     $         -      $  393,790
Cost of revenue                        172,153      130,162      12,486               -         314,801
                                   -----------  -----------  ----------     -----------      ----------
Gross profit                            36,487       36,601       5,901               -          78,989
Selling, general & administrative       19,873       19,715       2,153           5,217          46,958
Fulfillment freight                      6,937       11,417           -               -          18,354
Depreciation and amortization            2,836          765         155             485           4,241
                                   -----------  -----------  ----------     -----------      ----------
Operating income (loss)            $     6,841  $     4,704  $    3,593     $    (5,702)     $    9,436
                                   ===========  ===========  ==========     ===========      ==========

Total Assets                       $   468,771  $   207,551  $   85,173     $    56,825      $  818,320
Goodwill, net                           50,925      100,737      50,322           4,139         206,123
Intangibles, net                       208,687       13,964       4,097               -         226,748
Capital  expenditures                    2,233          450          79           1,003           3,765

                                   CD and DVD     Magazine    In-Store         Other
 Six Months Ended July 31, 2005    Fulfillment  Fulfillment   Services   (Shared Services)  Consolidated
---------------------------------  -----------  -----------  ----------  -----------------  ------------
Revenue                            $   357,102  $   238,416  $   32,693      $        -     $   628,211
Cost of revenue                        293,289      182,902      22,486               -         498,677
                                   -----------  -----------  ----------      ----------     -----------
Gross profit                            63,813       55,514      10,207               -         129,534
Selling, general & administrative       33,233       28,761       4,309          10,330          76,633
Fulfillment freight                     11,604       17,086           -               -          28,690
Depreciation and amortization            4,902        1,168         301             973           7,344
Merger and acquisition charges               -            -         227           2,867           3,094
                                   -----------  -----------  ----------      ----------     -----------
Operating income (loss)            $    14,074  $     8,499  $    5,370      $  (14,170)    $    13,773
                                   ===========  ===========  ==========      ==========     ===========
Capital  expenditures              $     3,788  $       503  $      237      $    1,592     $     6,120

                                   CD and DVD     Magazine    In-Store         Other
Three Months Ended July 31, 2004   Fulfillment  Fulfillment   Services   (Shared Services)  Consolidated
---------------------------------  -----------  -----------  ----------  -----------------  ------------
Revenue                            $         -  $    65,651  $   21,207     $         -     $     86,858
Cost of revenue                              -       49,242      13,940               -           63,182
                                   -----------  -----------  ----------     -----------     ------------
Gross profit                                 -       16,409       7,267               -           23,676
Selling, general & administrative            -        6,682       2,203           3,194           12,079
Fulfillment freight                          -        4,759           -               -            4,759
Depreciation and amortization                -          357          36             556              949
                                   -----------  -----------  ----------     -----------     ------------
Operating income (loss)            $         -  $     4,611  $    5,028     $    (3,750)    $      5,889
                                   ===========  ===========  ==========     ===========     ============

Total Assets                       $         -  $    61,873  $   95,285     $    20,121     $    177,279
Goodwill, net                                -            -      41,168           4,139           45,307
Intangibles, net                             -        8,935          89               -            9,024
Capital  expenditures                        -           10          78           1,122            1,210

                                   CD and DVD     Magazine    In-Store         Other
Six Months Ended July 31, 2004     Fulfillment  Fulfillment   Services   (Shared Services)  Consolidated
---------------------------------  -----------  -----------  ----------  ----------------   ------------
Revenue                            $         -  $   131,406  $   37,633    $         -      $    169,039
Cost of revenue                              -       99,604      23,680              -           123,284
                                   -----------  -----------  ----------    -----------      ------------
Gross profit                                 -       31,802      13,953              -            45,755
Selling, general & administrative            -       13,021       4,446          6,561            24,028
Fulfillment freight                          -        9,632           -              -             9,632
Depreciation and amortization                -          653          70            903             1,626
Relocation expense                           -        1,552           -              -             1,552
                                   -----------  -----------  ----------    -----------      ------------
Operating income (loss)            $         -  $     6,944  $    9,437    $    (7,464)     $      8,917
                                   ===========  ===========  ==========    ===========      ============

Capital  expenditures              $         -  $     1,010  $      144    $     2,002      $      3,156

13.   RELATED PARTY TRANSACTIONS

Pursuant to an agreement through August 2007, the Company conducts significant business with one customer distributing magazines, music and DVDs. The Chairman and major stockholder of this customer is a passive minority investor of AEC Associates, the Company's largest shareholder subsequent to the acquisition of Alliance Entertainment. Subsequent to the acquisition, the Company had revenues of $175.4 million to this customer and this customer's subsidiaries.

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

OVERVIEW

We provide supply chain management and/or related value-added products and services to most national/regional retailers, magazine publishers and other providers of home entertainment content. On February 28, 2005 we completed our merger with Alliance Entertainment Corp., a logistics and supply chain management services company for the home entertainment product market principally selling CDs and DVDs. In addition, on May 10, 2005, the Company acquired Chas. Levy Circulating Co. LLC ("Levy"), a company that primarily distributes magazines and books to the mainstream market. Following the merger, we organized the combined company into three main operating business units: CD and DVD Fulfillment, Magazine Fulfillment and In-Store Services.

ACQUISITION OF ALLIANCE ENTERTAINMENT CORP.

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

ACQUISITION OF CHAS. LEVY CIRCULATING CO. LLC

On May 10, 2005, the Company and Chas. Levy Company LLC entered into a Unit Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC ("Levy") from Chas. Levy Company LLC for a purchase price of approximately $30 million, subject to adjustment based on Levy's net worth as of the closing date of the transaction. Chas. Levy Company LLC was the sole member of Levy.

On May 10, 2005, as contemplated by the terms of the Purchase Agreement, the Company and Levy Home Entertainment LLC ("LHE") entered into a Distribution and Supply Agreement (the "Distribution Agreement"). Under the terms of the Distribution Agreement, LHE appointed the Company as its sole and exclusive subdistributor of book products to all supermarkets (excluding supermarkets combined with general merchandise stores), drug stores, convenience stores, newsstands and terminals within the geographic territory in which the Company currently distributes DVDs, CDs and/or magazines. The initial term of the Distribution Agreement begins on May 10, 2005 and expires on June 30, 2015. The parties may renew the agreement thereafter for successive one year periods.

SOURCE INTERLINK BUSINESS

Our business provides supply chain management and/or related value-added products and services to most national regional retailers, magazine publishers and other providers of home entertainment content.

      Our clients include:

            - Mainstream retailers, such as The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Kmart Corporation, Sears, Roebuck & Co., and Meijers;

            - Specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., The Musicland Group, Inc., Hastings Entertainment, Inc., Fry's Electronics, Inc. and Circuit City Stores, Inc.; and

            - e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com;

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

            - Our Shared Services group consists of overhead functions not allocated to the other operating groups. These functions include corporate finance, human resource, management information systems and executive management. Upon completion of our consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not directly or exclusively attributable to any of our three main operating groups.

REVENUES:

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

The Magazine Fulfillment group derives revenues from:

      - selling and distributing magazines, including domestic and foreign titles, to major specialty and mainstream retailers and wholesalers throughout the United States and Canada;

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

COST OF REVENUES

Our cost of revenues for the Magazine Fulfillment and the CD and DVD Fulfillment groups consists of the costs of products purchased for resale less all applicable publisher discounts and rebates.

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

FULFILLMENT FREIGHT

Fulfillment freight consists of our direct costs of distributing magazines, DVDs and CDs by third-party freight carriers, primarily Federal Express ground service and UPS. Freight rates are driven primarily by the weight of the product being shipped and the distance between origination and destination.

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

RELOCATION EXPENSES

The Company completed expansion into the mainstream retail market during the first quarter of fiscal 2005. The expansion schedule required relocation from the distribution fulfillment center in Milan, OH to Harrisburg, PA. The Company did not incur similar costs in the six month period ended July 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our continuing operations (in thousands):

                                                       2005                              2004
THREE MONTHS ENDED JULY 31,                    Amount         Margin %         Amount          Margin %
---------------------------                -------------     ----------     ------------      ----------
CD AND DVD FULFILLMENT
Revenue                                    $    208,640                     $         -             -
Cost of revenue                                 172,153                               -             -
Gross profit                                     36,487          17.5%                -             -
Operating expense (1)                            29,646                               -             -
                                           ------------          ----       -----------          ----
Operating income                           $      6,841           3.3%      $         -             -

MAGAZINE FULFILLMENT
Revenue                                    $    166,763                     $    65,651
Cost of revenue                                 130,162                          49,242
Gross profit                                     36,601          21.9%           16,409          25.0%
Operating expense  (1)                           31,897                          11,798
                                           ------------          ----       -----------          ----
Operating income                           $      4,704           2.8%      $     4,611           6.9%

IN-STORE SERVICES
Revenue                                    $     18,387                     $    21,207
Cost of revenue                                  12,486                          13,940
Gross profit                                      5,901          32.1%            7,267          34.3%
Operating expense  (1)                            2,308                           2,239
                                           ------------          ----       -----------          ----
Operating income                           $      3,593          19.5%      $     5,028          23.7%

 OTHER (SHARED SERVICES)
Revenue                                    $          -                     $         -
Cost of revenue                                       -                               -
Gross profit                                          -             -                 -             -
Operating expense  (1)                            5,702                           3,750
                                           ------------          ----       -----------          ----
Operating loss                             $     (5,702)            -       $    (3,750)            -

TOTAL FROM CONTINUING OPERATIONS
Revenue                                    $    393,790                     $    86,858
Cost of revenue                                 314,801                          63,182
Gross profit                                     78,989          20.1%           23,676          27.3%
Operating expense  (1)                           69,553                          17,787
                                           ------------          ----       -----------          ----
Operating income                           $      9,436           2.4%      $     5,889           6.8%
                                           ============          ====       ===========          ====

----------
(1) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, depreciation and amortization of intangibles.

                                                        2005                            2004
SIX MONTHS ENDED JULY 31,                     Amount          Margin %         Amount          Margin %
-------------------------                  -------------     ----------     ------------      ----------
CD AND DVD FULFILLMENT
Revenue                                    $    357,102                     $         -
Cost of revenue                                 293,289                               -
Gross profit                                     63,813          17.9%                -             -
Operating expense (1)                            49,739                               -
                                           ------------          ----       -----------          ----
Operating income                           $     14,074           3.9%      $         -             -

MAGAZINE FULFILLMENT
Revenue                                    $    238,416                     $   131,406
Cost of revenue                                 182,902                          99,604
Gross profit                                     55,514          23.3%           31,802          24.2%
Operating expense  (1)                           47,015                          23,306
 Relocation expense                                   -                           1,552
                                           ------------          ----       -----------          ----
Operating income                           $      8,499           3.6%      $     6,944           5.3%

IN-STORE SERVICES
Revenue                                    $     32,693                     $    37,633
Cost of revenue                                  22,486                          23,680
Gross profit                                     10,207          31.2%           13,953          37.1%
Operating expense  (1)                            4,837                           4,516
                                           ------------          ----       -----------          ----
Operating income                           $      5,370          16.4%      $     9,437          25.1%

 OTHER (SHARED SERVICES)
Revenue                                    $          -                     $         -
Cost of revenue                                       -                               -
Gross profit                                          -             -                 -             -
Operating expense  (1)                           14,170                           7,464
                                           ------------          ----       -----------          ----
Operating loss                             $    (14,170)            -       $    (7,464)            -

TOTAL FROM CONTINUING OPERATIONS
Revenue                                    $    628,211                     $   169,039
Cost of revenue                                 498,677                         123,284
Gross profit                                    129,534          20.6%           45,755          27.1%
Operating expense  (1)                          115,761                          35,286
Relocation expenses                                   -                           1,552
                                           ------------          ----       -----------          ----
Operating income                           $     13,773           2.2%      $     8,917           5.3%
                                           ============          ====       ===========          ====

----------
(1) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, depreciation and amortization of intangibles.

THREE MONTHS ENDED JULY 31, 2005, AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004

REVENUES

Total revenues for the quarter ended July 31, 2005 increased $306.9 million, or 353.4%, from the prior year same quarter due primarily to the acquisitions of Alliance Entertainment Corp. and Levy as discussed below.

CD AND DVD FULFILLMENT - On February 28, 2005, we acquired Alliance Entertainment Corp. Results of operations have been included in our consolidated financial statements since the date of acquisition. CD and DVD Fulfillment accounted for approximately 53.0% of our revenues, or $208.6 million, for the quarter ended July 31, 2005. There were no CD and DVD Fulfillment revenues in the second quarter of fiscal 2005.

MAGAZINE FULFILLMENT - The group's revenues were $166.8 million, an increase of $101.1 million or 154.0% as compared to the quarter ended July 31, 2004.

The group's revenues for the three month periods ended July 31 are comprised of the following components (in thousands):

                                          2005                2004                Change
                                       -----------         ----------          -------------
Domestic Specialty                     $    56,456         $   54,149          $      2,307
Domestic Mainstream                        101,789              1,849                99,940
Export                                       8,518              9,653                (1,135)
                                       -----------         ----------          ------------
Total                                  $   166,763         $   65,651          $    101,112
                                       ===========         ==========          ============

Revenue consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue. Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of grocery, discount, terminals, convenience stores and drug stores. The mainstream distribution channel's revenues include book and magazine distribution. Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of bookstores, music outlets, office supply stores and computer stores. The magazine industry in the United States has set-up two distinct distribution channels to service each of these separate retailer classifications. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Levy, a leading magazine wholesaler based in Chicago, IL with distribution centers in Chicago, IL, Lancaster, PA, Brainerd, MN, and City of Industry, CA.

The $101.1 million increase in revenue relates primarily to the $99.9 million increase in domestic mainstream revenues. The increase was attributable primarily to the company's marketing efforts to obtain customers in this distribution channel as well as the acquisitions of Levy and Empire News. The decrease in the export revenues relates primarily to the timing of the printing of certain publisher clients export copies, which impacts when the copy is able to deliver them to its customers and recognize revenues.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 45.5%, 37.6% and 36.9% for the specialty, mainstream and export groups respectively. The prior year comparable period efficiencies were 46.2%, 44.4% and 41.6%. The mainstream distribution channel's sales include book and magazine distribution. Books generally remain on sale longer then magazines and as a result have higher sales efficiencies. The mainstream distribution channel generally experience magazine sales efficiencies lower than sales to the specialty distribution channel.

IN-STORE SERVICES - Our In-Store Services group revenues were $18.4 million, a decrease of $2.8 million or 13.3% as compared to the quarter ended July 31, 2004.

The group's revenues are comprised of the following components (in millions):

Three months ended July 31,                        2005                2004                Change
----------------------------                    -----------         -----------         -------------
Claim filing and information                    $     4,333         $     4,042         $        291
Front end wire and services                           6,098               9,413               (3,315)
Wood                                                  7,956               7,752                  204
                                                -----------         -----------         ------------
Total                                           $    18,387         $    21,207         $     (2,820)
                                                ===========         ===========         ============

Our claim filing revenues are recognized at the time the claim is paid.

Our front end wire and services revenues declined due to the cyclical nature of the industry. Major chains typically purchase new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle thereby decreasing or delaying the revenue recognized on the front end wire programs.

Wood revenues increased $0.2 million, an increase of 2.6% over the quarter ending July 31, 2004.

GROSS PROFIT

Gross profit for the period increased $55.3 million or 233.6%, over the second quarter of fiscal 2005 primarily due to the acquisitions of Alliance Entertainment Corp. and Levy.

Overall gross profit margins decreased 7.2 percentage points in the current period over the comparable period of the prior fiscal year. Margins decreased overall due to the acquisition of Alliance Entertainment Corp. in the current quarter as the gross profit margins on CDs and DVDs are generally lower than the remainder of our product mix while they represent a significant percentage of our sales.

CD AND DVD FULFILLMENT - Gross profit was $36.5 million with a gross margin of 17.5%. We did not distribute CDs and DVDs during the second quarter of fiscal 2005.

MAGAZINE FULFILLMENT - The group's gross profit was $36.6 million, an increase of $20.2 million or 123.1%, compared to the quarter ended July 31, 2004. Gross profit margin decreased from 25.0% to 21.9%.

The decrease in gross profit margins is attributable to the change in sales mix due to the increase in revenues in the mainstream distribution channel. The mainstream distribution channel generally has lower gross margins then the specialty distribution channel due to certain publisher rebates that are available to the specialty distribution channel that are not available in the domestic distribution channel. The gross margins were 27.3% and 19.4% for the specialty and mainstream groups, respectively.

IN-STORE SERVICES - Gross profit in our In-Store Services group decreased $1.4 million or 18.8%. The decrease in gross profit and gross profit margin is being driven by the decrease in sales volume and increase in pricing pressure in the front end wire and services offset slightly by increase in claiming revenues and wood revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including depreciation and amortization, for the quarter ended July 31, 2005 increased $38.2 million or 293.0%, compared to the prior fiscal year comparable quarter. Selling, general, and administrative expenses as a percent of revenues decreased from 15% to 13%.

CD AND DVD FULFILLMENT - The CD and DVD Fulfillment group's selling, general, and administrative expenses were $22.7 million, of which approximately $1.6 million relates to amortization of intangibles. We did not distribute CDs and DVDs during the second quarter of fiscal 2005.

MAGAZINE FULFILLMENT - The group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. Selling, general and administrative expenses increased $13.5 million, or 191.0%, from $7.0 million to $20.5 million. The increase relates primarily to the expansion of the group's mainstream distribution infrastructure. Expenses as a percentage of revenues increased from 10.7% to 12.3%. The increase relates primarily to the mainstream distribution in-store merchandising field force, which is required to support distribution to the majority of mainstream retailer accounts.

IN-STORE SERVICES - The selling, general, and administrative expenses of the In-Store Services group remained flat at approximately $2.3 million compared to the second quarter of fiscal 2005.

SHARED SERVICES - The selling, general, and administrative expenses of Shared Services increased $2.0 million or 52.1%. The overall increase is primarily due to incurring additional expenses to properly manage the expanded role of shared services after the acquisitions of Alliance Entertainment Corp. and Levy. As noted above, as a percentage of sales, shared services costs decreased from 4.3 % to 1.5 %.

SIX MONTHS ENDED JULY 31, 2005, AS COMPARED TO THE SIX MONTHS ENDED JULY 31,
2004

REVENUES

Total revenues for the six month period ended July 31, 2005 increased $459.2 million, or 271.6%, from the prior year same period due primarily to the acquisitions of Alliance Entertainment Corp. and Levy as discussed below.

CD AND DVD FULFILLMENT - On February 28, 2005, we acquired Alliance Entertainment Corp. Results of operations have been included in our consolidated financial statements since the date of acquisition. CD and DVD Fulfillment accounted for approximately 56.8% of our revenues, or $357.1 million, for the six month period ended July 31, 2005. There were no CD and DVD Fulfillment revenues in the six month period ended July 31, 2004.

MAGAZINE FULFILLMENT - The group's revenues were $238.4 million, an increase of $107.0 million or 81.4% as compared to the six months ended July 31, 2004.

The group's revenues for the six months ended July 31 are comprised of the following components (in thousands):

                                                2005                2004               Change
                                            ------------        ------------        -------------
Domestic Specialty                          $    112,243        $    108,045        $      4,198
Domestic Mainstream                              109,387               3,206             106,181
Export                                            16,786              20,155              (3,369)
                                            ------------        ------------        ------------
Total                                       $    238,416        $    131,406        $    107,010
                                            ============        ============        ============

Revenue consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue. Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of grocery, discount, terminals, convenience stores and drug stores. The mainstream distribution channel's revenues include book and magazine distribution. Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of bookstores, music outlets, office supply stores and computer stores. The magazine industry in the United States has set-up two distinct distribution channels to service each of these separate retailer classifications. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Chas. Levy Circulating Co., a leading magazine wholesaler based in Chicago, IL with distribution centers in Chicago, IL, Lancaster, PA, Brainerd, MN, and City of Industry, CA.

The $107.0 million increase in revenue relates primarily to the $106.2 million increase in domestic mainstream revenues. The increase was attributable primarily to the company's marketing efforts to obtain customers in this distribution channel as well as the acquisitions of Chas. Levy and Empire News. The decrease in the export revenues relates primarily to the timing of the printing of certain publisher clients export copies, which impacts when the copy is able to deliver them to its customers and recognize revenues.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 44.3%, 37.1% and 36.3% for the specialty, mainstream and export groups respectively. The prior year comparable period efficiencies were 46.1%, 45.3% and 37.5%. The mainstream distribution channel's sales include book and magazine distribution. The mainstream distribution channel generally experience magazine sales efficiencies lower than sales to the specialty distribution channel.

IN-STORE SERVICES - Our In-Store Services group revenues were $32.7 million, a decrease of $4.9 million or 13.1% compared to the six month period ended July 31, 2004.

The group's revenues are comprised of the following components (in millions):

Six months ended July 31,                          2005                2004               Change
-------------------------                      -----------         ------------        -------------
Claim filing and information                   $     7,877         $      8,326        $       (449)
Front end wire and services                         11,169               17,656              (6,487)
Wood                                                13,647               11,651               1,996
                                               -----------         ------------        ------------
Total                                          $    32,693         $     37,633        $     (4,940)
                                               -----------         ------------        ------------

Our claim filing revenues are recognized at the time the claim is paid. The decrease in revenues in the current period relates exclusively to the timing of the cash payments received on the claims.

Our front end wire and services revenues declined due to the cyclical nature of the industry. Major chains typically purchase new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle thereby decreasing or delaying the revenue recognized on the front end wire programs.

Wood revenues increased $2.0 million, an increase of 17.1% over the six months ending July 31, 2004. The increase is primarily driven by an increase in the number of store openings and remodelings performed by our customers.

GROSS PROFIT

Gross profit for the period increased $83.8 million or 183.1%, over the six month period ended July 31, 2004 primarily due to the acquisitions of Alliance Entertainment Corp. and Levy.

Overall gross profit margins decreased 6.5 percentage points in the current period over the comparable period of the prior fiscal year six month period. Margins decreased overall due to the acquisition of Alliance Entertainment Corp. in the prior quarter as the gross profit margins on CDs and DVDs are generally lower than the remainder of our product mix while they represent a significant percentage of our sales.

CD AND DVD FULFILLMENT - Gross profit was $63.8 million with a gross margin of 17.9%. We did not distribute CDs and DVDs during the first six months of fiscal 2005.

MAGAZINE FULFILLMENT - The group's gross profit was $55.5 million, an increase of $23.7 million or 74.5%, as compared to the comparable period of the prior year. Gross profit margin decreased from 24.2% to 23.3%.

The decrease in gross profit margins is attributable to the change in sales mix due to the increase in revenues in the mainstream distribution channel. The mainstream distribution channel generally has lower gross margins then the specialty distribution channel due to certain publisher rebates that are available to the specialty distribution channel that are not available in the domestic distribution channel. The gross margins were 27.5% and 20.8% for the specialty and mainstream groups, respectively.

IN-STORE SERVICES - Gross profit in our In-Store Services group decreased $3.7 million or 26.9%. The decrease in gross profit and gross profit margin is being driven by the decrease in sales volume and increase in pricing pressure in the front end wire and services coupled with the decrease in claiming revenues due to timing of cash collections in the six month period ended July 31, 2005 as compared to the six month period ended July 31, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including depreciation and amortization, for the six months ended July 31, 2005 increased $58.3 million or 227.3%, compared to the prior fiscal year comparable six months. Selling, general, and administrative expenses as a percent of revenues declined from 15.2% to 13.4%.

CD AND DVD FULFILLMENT - The CD and DVD Fulfillment group's selling, general, and administrative expenses were $38.1 million, of which approximately $2.8 million relates to amortization of intangibles. We did not distribute CDs and DVDs during the six month period of fiscal 2005.

THE MAGAZINE FULFILLMENT - The group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. Selling, general and administrative expenses increased $16.3 million, or 118.8%, from $13.7 million to $29.9 million. The increased relates primarily to the expansion of the group's mainstream distribution infrastructure. Expenses as a percentage of revenues increased from 10.4% to 12.5%. The increase relates primarily to the mainstream distribution in-store merchandising field force, which is required to support distribution to the majority of mainstream retailer accounts.

IN-STORE SERVICES - The selling, general, and administrative expenses of the In-Store Services group remained flat at approximately $4.6 million compared to the six month period of fiscal 2005.

SHARED SERVICES - The selling, general, and administrative expenses of Shared Services increased $3.8 million or 51.4%. The overall increase is primarily due to incurring additional expenses to properly manage the expanded role of shared services after the acquisitions of Alliance Entertainment Corp. and Levy. As noted above, as a percentage of sales, shared services costs decreased from 4.4% to 1.8 %, excluding the merger and acquisition charges related to the Alliance acquisition.

FULFILLMENT FREIGHT

Fulfillment freight represents the outbound freight costs of distribution. It consists primarily of the costs, including payroll, of operating the fleet of trucks that deliver the majority of the books and magazines in the mainstream distribution channel, as well as payments to third party carriers to provide delivery service directly from our distribution centers to our customers' retail stores.

Fulfillment freight expenses increased $13.6 million or 285.7%, compared to the three months ended July 31, 2004 and $19.1 million or 197.9% compared to the six months ended July 31, 2004. The CD and DVD Fulfillment group incurred $6.9 million during the quarter ended July 31, 2005 and $11.6 million for the six months ended July 31, 2005 and we did not distribute CDs and DVDs during the quarter or six month period ended July 31, 2004. The Magazine Fulfillment group's freight expense increased $6.7 million, or 139.9%, from $4.8 million to $11.4 million for the three month period ended July 31, 2005. Freight expense as a percent of gross domestic distribution decreased from 3.9% to 2.9%. The decrease is attributable to the expansion of our distribution into the mainstream distribution channel. The Magazine Fulfillment group's freight expense increased $8.2 million, or 85.5%, from $9.6 million to $17.9 million for the six month period ended July 31, 2005. Freight expense as a percent of gross domestic distribution decreased from 4.0% to 3.2%. The decrease is attributable to the expansion of our distribution into the mainstream distribution channel.

RELOCATION EXPENSES

During the quarter ended July 31, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed in the quarter. Relocation expenses recorded in the quarter ended July 31, 2004, including a lease termination charge and the transfer of employees and equipment, were approximately $1.6 million.

MERGER AND ACQUISITION CHARGES

Merger charges related to acquisitions recorded as expenses by the Company through July 31, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

OPERATING INCOME

Operating income for the quarter ended July 31, 2005 increased $3.5 million or 60.2%, compared to the same quarter in the prior fiscal year due to the factors described above.

Operating income for the six months ended July 31, 2005 increased $4.9 million or 54.5%, compared to the six months ended July 31, 2004 due to the factors described above.

Operating profit margins decreased from 6.8% for the quarter ended July 31, 2004 to 2.4% for the quarter ended July 31, 2005 and decreased from 5.3% for the six month period ended July 31, 2004 to 2.2% for the six month period ended July 31, 2005. The decrease was primarily due to the acquisition of Alliance which accounted for approximately 53.0% of our revenues in the quarter ended July 31, 2005, and had an operating profit margin of approximately 3.3%. In addition, the Magazine Fulfillment group had operating profit margins of 7.0% and 6.5% for the quarter and six month period ended July 31, 2004, excluding relocation charges and these margins decreased to 2.8% and 3.6% for the quarter and six month period ended July 31, 2005, respectively, due to the acquisition of Levy, which historically had lower operating margins than our specialty distribution group.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Interest expense increased $1.6 million or 1306.5% from the quarter ended July 31, 2004 and $2.0 million or 305.8% compared to the six month period ended July 31, 2004. Interest expense increase from the prior year quarter and six month period are due to significantly lower borrowings in the prior fiscal year as a result of the raising of proceeds from the sale of 3.8 million shares of common stock. In addition, the Company acquired Levy in the quarter ended July 31, 2005 for approximately $30.0 million and funded working capital of approximately $14.0 million which also contributed to the higher interest charges in the quarter and six month periods.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

For the six months ended July 31, 2004, the Company recorded a charge of approximately $1.5 million related to the write off of deferred financing charges as a result of paying off certain debt instruments, as described below in Liquidity and Capital Resources.

INCOME TAX EXPENSE

The effective income tax rates were 47.8% and 31.7% for the quarters ended July 31, 2005 and 2004, respectively.

The effective income tax rates were 49.2% and 32.0% for the six months ended July 31, 2005 and 2004, respectively.

The difference between the statutory rate and effective tax rates for the quarter and six month period ended July 31, 2005 primarily relates to the amortization of the intangible assets acquired in the Alliance Entertainment Corp. transaction not being deductible for tax purposes.

The difference between the statutory rate and effective tax rates for the quarter and six month period ended July 31, 2004 relates primarily to the realization of a portion of the net operating loss carryforward acquired with our acquisition of Interlink.

DISCONTINUED OPERATION

In November 2004, the Company sold and disposed of its secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unrelated third party. All assets and liabilities of the secondary wholesale distribution operation were not assumed by the buyer. The Company recognized a gain on sale of this business of $1.4 million ($0.8 net of tax) in the fourth quarter of fiscal year 2005. In the second quarter of fiscal 2006, the Company wrote off certain accounts receivable totaling $1.4 million, net of tax.

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations (in thousands):

                                                                     Three months ended July 31,     Six months ended July 31,
                                                                    ----------------------------   -----------------------------
                                                                        2005            2004           2005             2004
                                                                    ------------     -----------   -----------      ------------
Revenues                                                            $         -      $    4,583    $        -       $     8,089
                                                                    -----------      ----------    ----------       -----------
(Loss) income before taxes                                               (2,410)            123        (2,410)             (102)
Income tax benefit  (expense)                                               964             (49)          964                41
                                                                    ===========      ==========    ==========       ===========
(Loss) income from discontinued operation, net of tax               $    (1,446)     $       74    $   (1,446)      $       (61)
                                                                    ===========      ==========    ==========       ===========

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of cash include receipts from our customers, borrowings under our credit facilities and, from time to time, the proceeds from the sale of common stock.

Our primary cash requirements for the CD and DVD Fulfillment group and the Magazine Fulfillment group consist of the cost of home entertainment products and freight, labor and facility expenses associated with our distribution centers.

Our primary cash requirements for the In-Store Services group consist of the cost of raw materials, labor, and factory overhead incurred in the production of front-end wood and wire displays, the cost of labor incurred in providing our claiming, design and information services, and cash advances to fund our Advance Pay program. Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the rights to collect the claim. We collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance costs not allocated to specific operating groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements as of July 31, 2005 (in thousands):

                                                                           Payments Due by Period
                                               --------------------------------------------------------------------------------
                                                                       Less
                                                                       Than             1-3             3-5          After 5
                                                    Total             1 year           Years           Years          Years
                                               ---------------     --------------    -----------    ------------    -----------
Debt obligations                               $    101,490             4,601           12,757           4,583         79,549
Operating leases                                     61,201             6,556           19,185          14,660         20,800
                                               ------------            ------           ------          ------        -------
Total contractual cash obligations             $    162,691            11,157           31,942          19,243        100,349
                                               ============            ======           ======          ======        =======

The following table presents a summary of our commercial commitments and the notional amount expiration by period (in thousands):

                                                                    Notional amount expiration by period
                                               --------------------------------------------------------------------------------
                                                                       Less
                                                                       Than             1-3             3-5          After 5
                                                     Total            1 year           Years           Years          Years
Financial standby letters of credit            $     6,435             6,435          $      -        $      -        $    -
                                               -----------             -----          --------        --------        ------
Total commercial commitments                         6,435             6,435                 -               -             -
                                               ===========             =====          ========        ========        ======

OPERATING CASH FLOW

Net cash provided by (used in) operating activities was $15.4 and ($1.9) million for the six months ended July 31, 2005 and 2004, respectively.

Operating cash flows for the six months ended July 31, 2005 were comprised of net income of $4.3 million, plus non-cash charges including depreciation and amortization of $8.2 million and provisions for losses on accounts receivable of $1.7 million, a tax benefit received on stock options exercised of $1.1 million and an increase of $0.1 million in deferred revenue. An increase in accounts payable and other liabilities of $11.4 million and a decrease in other assets of $4.7 million also provided cash for the six month period ended July 31, 2005. These cash providing activities were offset by an increase in inventories of $15.2 million, and an increase in accounts receivable of $1.0 million.

The increase in accounts receivable for the six months ended July 31, 2005 was primarily due to a increase in accounts receivable of $11.5 million from the Magazine Fulfillment group as a result of an increase in our mainstream distribution business as well as certain negotiated collection terms. The increase was offset by CD and DVD Fulfillment group decrease of $9.5 million due to collections subsequent to the date of acquisition. In addition, the In-Store Services division decreased accounts receivable by $6.3 million due to significant cash collections in the current period and lower sales volume. This decrease is consistent with prior first quarter activity.

The increase in accounts payable and other current and non-current liabilities in the current period of $11.4 million relates primarily to the timing of vendor payments in the current period as compared to the quarter ended January 31, 2005.

The increase in inventories of $15.2 million for the six months ended July 31, 2005 was primarily due to the acquisition of the CD and DVD Fulfillment group on February 28, 2005, as approximately $11.3 million of the increase was attributable to their purchases subsequent to the date of acquisition.

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

INVESTING CASH FLOW

Net cash (used in) provided by investing activities was $(43.0) and $1.7 million for the six month periods ended July 31, 2005 and 2004, respectively.

For the six months ended July 31, 2005, cash used in investing activities was reduced by capital expenditures of $6.1 million, which was partially offset by $1.5 million in proceeds from the sale of equipment. Our advance pay program used $8.0 million in the current period. We also invested $2.3 million for the rights to distribute certain titles over a period of three to fifteen years. As part of the acquisition of the CD and DVD Fulfillment group, we acquired cash of $16.9 million after direct acquisition costs; and finally, the Company utilized approximately $30.0 million in the purchase of Chas. Levy Circulating Co. LLC. In addition, approximately $19.3 million was also provided on the date of acquisition to seller to repay all outstanding intercompany debt of Levy.

For the six months ended July 31, 2004, cash provided by investing activities was reduced by capital expenditures of $3.2 million, which in part related to our expansion of our distribution facility in Harrisburg, Pennsylvania. Our advance pay program generated net cash flow of $3.3 million in the period ended July 31, 2004. In addition, the Company advanced to the prior operator of our export distribution business $6.8 million at January 31, 2004. The advances were made as part of the agreement to collect the prior operator's receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. The company collected $3.1 million of the advances during the six months ended July 31, 2004. Additionally, the Company made a $1.5 million payment under the magazine import agreement, which gives the Company rights to distribute domestically a group of foreign magazine titles.

Our borrowing agreements limit the amount of our capital expenditures in any fiscal year.

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our advance pay program, the seasonality of our front end wood, wire and services business and the payment cycles of the CD and DVD and magazine distribution businesses. Because the magazine distribution business and advance pay program cash requirements peak at our fiscal quarter ends, the reported bank debt levels usually are at their highest level outstanding during the quarter.

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

The front end wood, wire and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these programs are generally collected within 180 days. The Company is usually required to tender payment on the costs of these programs within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the fixtures and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected.

Net cash provided by financing activities was $30.4 and $3.7 million for the six months ended July 31, 2005 and 2004, respectively.

Financing activities in the first six months of fiscal year 2006 consisted of borrowings under the credit facilities of $55.2 million. These funds were offset by repayments of $19.3 million in debt and capital leases, approximately $8.8 million of which relates to the repayment of the Wells Fargo Foothill term loan in connection with the modification of the revolving credit facility, and a decrease of $7.5 million in checks issued and outstanding at July 31, 2005. Finally, the exercise of employee stock options in the quarter generated approximately $3.1 million.

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

DEBT

At July 31, 2005, our total debt obligations were $101.5 million, excluding outstanding letters of credit. Debt consists primarily of amounts owed under a revolving credit facility, various notes payable related to the acquisition of magazine import and export businesses, and equipment loans.

On February 28, 2005, the Company modified its existing credit facility with Wells Fargo Foothill ("WFF") as a result of its acquisition of Alliance Entertainment Corp. WFF, as arranger and administrative agent for each of the lenders that may become a participant in such arrangement and their successors ("Lenders") will make revolving loans to us and our subsidiaries of up to $250 million and provide for the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at July 31, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At July 31, 2005 the prime rate was 6.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has three LIBOR contracts outstanding at July 31, 2005 (expiring September 2005) and bears interest at a weighted average rate of approximately 5.55%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit facility, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at July 31, 2005.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $75.0 million at July 31, 2005. We believe this revolving credit facility will provide the Company with adequate liquidity to fund operations over the next twelve to eighteen months.

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Notes") totaling $14.0 million. The maturity dates of the supplier notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $2.1 million and $1.9 million due to be repaid in fiscal year 2006 and 2007, respectively. The total principal balance of the supplier notes as of July 31, 2005 is $14.0 million.

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of July 31, 2005 was $3.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

The amended revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of approximately $75.0 million at July 31, 2005. Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at July 31, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At July 31, 2005 the prime rate was 6.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has three LIBOR contracts outstanding at July 31, 2005 (expiring September 2005) and bears interest at a weighted average rate of 5.55%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

As a result of the above, our primary market risks relate to fluctuations in interest rates. We do not perform any interest rate hedging activities related to the facility noted above. Therefore, if the prime rate of interest were to increase one percentage point based on the Company's current borrowings under its credit facility, interest expense would increase approximately $0.75 million on an annual basis.

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $3.4 million in revenues, which represented less than 1.0% of our revenues for the six month period ended July 31, 2005. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Revenues derived from the export of foreign titles (or sales to domestic brokers who facilitate the export) totaled $16.8 million for the period ended July 31, 2005 or 7.0% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk by increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $48.3 million (of a total $550.8 million or 8.8%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to minimize if we so choose the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

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

There were no changes in the Company's internal controls over financial reporting (as defined in Rule (13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect these controls.

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

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of the Shareholders of the Company was held on July 12, 2005. Of the 48,310,435 shares entitled to vote at such meeting, 42,079,636 shares were present at the meeting in person or by proxy.

      (b) Each of the management nominees for election as Class I directors was duly elected to serve an additional term of three years expiring in 2008. These individuals joined the directors S. Leslie Flegel, James R. Gillis,
      A. Clinton Allen, Gray Davis, Aron S. Katzman, Allan R. Lyons Michael R. Duckworth, and Ariel Z. Emanuel whose terms of office continued after the Company's 2005 Annual Meeting of Shareholders. The number of shares voted for and against/withheld were as follows:

                                                   Against/
                                 For              Withheld
                            -------------      ---------------
David R. Jessick            40,967,373             1,112,263
Gregory Mays                41,022,559             1,057,077
George A, Schnug            41,423,199               656,437

ITEM 5. OTHER INFORMATION

      Not Applicable.

ITEM 6. EXHIBITS

      (a) Exhibits.

          See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 09, 2005

                                               SOURCE INTERLINK COMPANIES, INC.

                                               /s/ Marc Fierman
                                               ---------------------------------
                                               Marc Fierman
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
  31.1          Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

  31.2          Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

  32.1          Section 1350 Certifications of Principal Executive Officer

  32.2          Section 1350 Certifications of Principal Financial Officer