Form 10-Q
period 2005-10-31
SOURCE INTERLINK COMPANIES INC
filed 2005-12-12
CIK 943605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended October 31, 2005

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from _________ to _________

COMMISSION FILE NUMBER   1-13437
                      ----------------------

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                       20-2428299
------------------------------------------------------------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

 27500 RIVERVIEW CENTER BLVD., SUITE 400
 BONITA SPRINGS, FLORIDA                                        34134
--------------------------------------------------       ---------------------
   (Address of Principal Executive Offices)                       (Zip Code)

                                 (239) 949-4450
----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding on  December 6 , 2005
              -----                         ---------------------------------
    Common Stock, $.01 Par Value                     51,412,311

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM  1.   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of
           October 31, 2005 and January 31, 2005                              1

           Consolidated Statements of Income for the three
           and nine months ended October 31, 2005 and 2004                    3

           Consolidated Statement of Stockholders'
           Equity for the nine months ended October 31, 2005                  4

           Consolidated Statements of Cash Flows for the
           nine months ended October 31, 2005 and 2004                        5

           Notes to Consolidated Financial Statements                      6-16

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         17

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         34

ITEM  4.    CONTROLS AND PROCEDURES                                          34


                        PART II - OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS                                                 35

ITEM  1A.  RISK FACTORS                                                      35

ITEM  2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       36

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES                                   36

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               36

ITEM  5.   OTHER INFORMATION                                                 36

ITEM  6.   EXHIBITS                                                          36

                                                SOURCE INTERLINK COMPANIES, INC.


                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (in thousands)

                                                              (unaudited)
                                                            October 31, 2005    January 31, 2005
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash                                                 $            3,316   $           1,387
      Trade receivables, net                                          177,112              48,078
      Purchased claims receivable                                       4,999               2,006
      Inventories                                                     222,854              16,868
      Income tax receivable                                                 -               2,275
      Deferred tax asset                                               11,202               2,302
      Prepaid expenses and other                                        6,928               3,349
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  426,411              76,265
-------------------------------------------------------------------------------------------------


Property and equipment                                                 89,437              36,706
Less accumulated depreciation and amortization                        (21,092)            (14,375)
-------------------------------------------------------------------------------------------------
       Net property and equipment                                      68,345              22,331
-------------------------------------------------------------------------------------------------

OTHER ASSETS
      Goodwill, net                                                   187,401              71,600
      Intangibles, net                                                244,156              16,126
      Deferred tax asset                                                5,201               2,903
      Other                                                             8,363               8,528
-------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                    445,121              99,157
-------------------------------------------------------------------------------------------------
                                                           $          939,877   $         197,753
=================================================================================================



                                        1              See accompanying notes to
                                               Consolidated Financial Statements

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except par value)

                                                                                         (unaudited)
                                                                                      October 31, 2005    January 31, 2005
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Checks issued against future advances on revolving credit facility                  $        12,533   $           1,951
     Accounts payable and accrued expenses, net of allowances for returns
     of $139,063 and $70,292, respectively                                                       338,025              25,274
     Deferred revenue                                                                              2,517               2,205
     Income tax payable and other                                                                  4,425                  19
     Current maturities of long-term debt                                                          6,456               5,630
     Current portion of obligations under capital leases                                             247                   -
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        364,203              35,079
Long-term debt, less current maturities                                                          114,199              34,139
Obligations under capital leases                                                                     158                   -
Other                                                                                              7,220                 852
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                485,780              70,070
----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Contributed Capital:
     Common Stock, $.01 par; 100,000 and 40,000 shares authorized,
     respectively; 51,312 and 23,849 shares issued, respectively                                     513                 238
     Additional paid-in-capital                                                                  464,915             150,269
----------------------------------------------------------------------------------------------------------------------------
     Total contributed capital                                                                   465,428             150,507
Accumulated deficit                                                                              (13,312)            (23,696)
Accumulated other comprehensive income:
    Foreign currency translation                                                                   1,981               1,439
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 454,097             128,250

Less:  Treasury Stock (100 shares at cost)                                                             -                (567)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                       454,097             127,683
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $        939,877   $         197,753
============================================================================================================================


                                       2               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     (unaudited)
                                           (in thousands, except per share data)

                                                      Three months ended October 31,       Nine months ended October 31,
                                                           2005             2004            2005             2004
-----------------------------------------------------------------------------------------------------------------------

Revenues                                               $       425,859  $       90,753   $   1,054,070  $       259,792
Cost of revenues                                               339,765          65,044         838,442          188,328
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                    86,094          25,709         215,628           71,464
Selling, general and administrative expenses                    48,355          13,101         125,001           37,129
Fulfillment freight                                             20,151           5,611          48,841           15,244
Depreciation and amortization                                    4,926           1,005          12,271            2,630
Relocation charges                                                   -               -               -            1,552
Merger and acquisition charges                                       -               -           3,094                -
-----------------------------------------------------------------------------------------------------------------------
Operating income                                                12,662           5,992          26,421           14,909
-----------------------------------------------------------------------------------------------------------------------
Other income (expense)
      Interest expense                                          (1,964)           (333)         (4,642)            (993)
      Interest income                                               68              34             158              140
      Write off of deferred financing costs and
      original issue discount                                        -               -               -           (1,494)
          Other income                                              84             135             233              175
-----------------------------------------------------------------------------------------------------------------------
Total other expense                                             (1,812)           (164)         (4,251)          (2,172)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
taxes and discontinued operation                                10,850           5,828          22,170           12,737
Income tax expense                                               4,767           1,799          10,340            4,012
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
discontinued operation                                           6,083           4,029          11,830            8,725
Income (loss) from discontinued operation, net of
tax                                                                  -             349          (1,446)             288
-----------------------------------------------------------------------------------------------------------------------
Net income                                             $         6,083  $        4,378   $      10,384  $         9,013
-----------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic
          Continuing operations                        $          0.12  $         0.17   $        0.24  $          0.39
          Discontinued operation                                     -            0.02           (0.03)            0.01
-----------------------------------------------------------------------------------------------------------------------
Total                                                  $          0.12  $         0.19   $        0.21  $          0.40
-----------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - diluted
          Continuing operations                        $          0.11  $         0.16   $        0.24  $          0.36
          Discontinued operation                                     -            0.02           (0.03)            0.01
-----------------------------------------------------------------------------------------------------------------------
Total                                                  $          0.11  $         0.18   $        0.21  $          0.37
-----------------------------------------------------------------------------------------------------------------------

Weighted average of shares outstanding - basic                  51,305          23,374          48,318           22,727
Weighted average of shares outstanding - diluted                53,012          24,924          50,188           24,606
=======================================================================================================================





                                       3               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     (unaudited)
                                                                  (in thousands)




                                 Common Stock                              Accumulated      Treasury Stock
                               ---------------  Additional                    Other       -----------------          Total
                                                 Paid - in   Accumulated  Comprehensive                          Stockholders'
                               Shares   Amount    Capital      Deficit       Income       Shares     Amount         Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance January 31, 2005       23,849  $  238  $  150,269   $ (23,696)    $ 1,439           100     $ (567)   $     127,683

Net income                          -       -           -      10,384         -              -          -            10,384
Foreign currency translation        -       -           -        -            542            -          -               542

                                                                                                                 -------------
Comprehensive income                                             -                                                   10,926
                                                                                                                 -------------
Exercise of stock options         621       7       3,149        -            -              -          -             3,156
Tax benefit from stock
options exercised                   -       -       1,118        -            -              -          -             1,118
Stock issued in Alliance
acquisition                    26,942     269     304,445        -            -              -          -           304,714
Exchange of stock options and
warrants to acquire Alliance
common stock                        -       -       6,500        -            -              -          -             6,500
Retirement of treasury stock     (100)     (1)       (566)       -            -            (100)       567                -
-----------------------------------------------------------------------------------------------------------------------------


Balance October 31, 2005       51,312  $  513  $  464,915  $  (13,312)    $ 1,981            -      $   -     $     454,097
=============================================================================================================================



                                       4               See accompanying notes to
                                               Consolidated Financial Statements

                                                SOURCE INTERLINK COMPANIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                  (in thousands)

Nine months ended October 31,                                                                 2005               2004
-----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                                           $        10,384   $          9,013
     Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                              13,195              3,639
        Amortization of deferred loan costs included in interest expense                              466                379
        Provision for losses on accounts receivable                                                 2,792                593
        Deferred income taxes                                                                           -               (234)
        Tax benefit from stock options exercised                                                    1,118              1,516
        Deferred revenue                                                                              288                 58
        Write off of deferred financing costs and original issue discount                               -              1,494
        Other                                                                                         217                208
        Changes in assets and liabilities (excluding business acquisitions):
            Increase in accounts receivable                                                       (81,150)           (24,751)
            (Increase) decrease in inventories                                                    (65,995)             3,364
            Decrease (increase) in prepaid expenses and other assets                                7,944               (894)
            Increase (decrease) in accounts payable and other liabilities                          97,296            (14,254)
----------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                                 (13,445)           (19,869)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Capital expenditures                                                                          (8,979)            (4,069)
     Purchase of claims                                                                           (77,411)           (66,592)
     Payments received on purchased claims                                                         74,418             69,227
     Collections under magazine export agreement                                                        -              5,306
     Payments under magazine import agreement                                                           -             (1,500)
     Acquisition of claim filing contracts                                                              -            (12,915)
     Acquisition of net assets of wholesale magazine distributor                                        -             (3,342)
     Net cash from Alliance Entertainment Corp. acquisition                                        16,878                  -
     Acquisition of distribution rights                                                            (2,300)                 -
     Proceeds from sale of fixed assets                                                             1,547                  -
     Acquisition of Chas. Levy Circulating Company LLC, net of cash acquired                      (44,991)                 -
     Other                                                                                              -               (401)
----------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                                 (40,838)           (14,286)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Decrease in checks issued against revolving credit facilities                                   (995)           (11,178)
     Net borrowings under credit facilities                                                        56,646              8,961
     Proceeds from the issuance of notes payable                                                   20,000             10,000
     Payments on debt and capital leases                                                          (21,518)           (22,419)
     Net proceeds from the issuance of common stock                                                 3,155             45,412
     Deferred financing costs                                                                      (1,076)                 -
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                              56,212             30,776
----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                                         1,929             (3,379)
CASH, beginning of period                                                                           1,387              4,963
----------------------------------------------------------------------------------------------------------------------------
CASH, end of period                                                                       $         3,316   $          1,584
============================================================================================================================



                                       5               See accompanying notes to
                                               Consolidated Financial Statements

BASIS OF PRESENTATION


The consolidated financial statements included herein have been prepared by Source Interlink Companies, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations for the three and nine months ended October 31, 2005 and October 31, 2004, our financial position as of October 31, 2005, and cash flows for the nine months ended October 31, 2005 and 2004, respectively. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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


1.       BUSINESS COMBINATIONS

CHAS. LEVY CIRCULATING COMPANY LLC ACQUISITION

On May 10, 2005, the Company and Chas. Levy Company LLC ("Seller") entered into a Unit Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC ("Levy") from Seller for a purchase price of approximately $30 million, subject to adjustment based on Levy's net worth as of the closing date of the transaction. Seller was the sole member of Levy. In addition, approximately $19.3 million was also provided on the date of acquisition to Seller to repay all outstanding intercompany debt of Levy. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

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

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill and other intangible assets, which is deductible for tax purposes, recorded in connection with the transaction totaled $64.1 million and $20.0 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

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

The assets acquired and liabilities assumed in the acquisition are summarized below (in thousands):


                  --------------------------------------------------------------
                  Cash                                    $               4,276
                  Trade receivables, net                                  2,869
                  Inventories                                            37,557
                  Property and equipment                                  1,524
                  Goodwill                                               64,964
                  Intangible assets                                      20,000
                  Other assets                                            2,385

                  Accounts payable and accrued
                  liabilities                                           (68,903)
                  Long-term debt                                        (13,969)
                  Other long-term liabilities                            (1,436)
                  --------------------------------------------------------------
                  Total consideration                    $               49,267
                  ==============================================================




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

The assets acquired and liabilities assumed in the acquisition are summarized below (in thousands):


                  --------------------------------------------------------------
                  Cash                                    $               18,567
                  Trade receivables, net                                  47,806
                  Inventories                                            102,434
                  Property and equipment                                  43,696
                  Goodwill                                                50,520
                  Intangible assets                                      211,525
                  Other assets                                            17,465

                  Accounts payable and accrued
                  liabilities                                          (160,156)
                  Obligations under capital leases                         (563)
                  Long-term debt                                        (11,811)
                  Other long-term liabilities                            (4,000)
                  --------------------------------------------------------------
                  Total consideration                    $               315,483
                  ==============================================================



The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance's operations have been included in our consolidated statements of income since March 1, 2005. The following table summarizes pro forma operating results as if the Company had completed the acquisition on February 1, 2004 (in thousands, except per share data):

                                                         Three months ended                 Nine months ended
                                                             October 31,                        October 31,
------------------------------------------------------------------------------------------------------------------
                                                         2005           2004               2005          2004
------------------------------------------------------------------------------------------------------------------
Revenues                                            $    425,859    $     323,280  $    1,127,264    $    926,008
Net income                                                 6,083            7,305          11,939          18,312
Earnings per share - basic
     Continuing operations                                  0.12             0.15            0.25            0.37
     Discontinued operation                                    -                -          (0.02)               -
                                                  ----------------------------------------------------------------
Total                                                       0.12             0.15            0.23            0.37
                                                  ================================================================
Earnings per share -- diluted
     Continuing operations                                  0.11             0.14            0.24            0.36
     Discontinued operation                                    -                -          (0.01)               -
                                                  ----------------------------------------------------------------
Total                                                       0.11             0.14            0.23            0.36
==================================================================================================================


This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on February 1, 2004, nor is it indicative of future results.

Merger charges related to the acquisition recorded as expenses by the Company through October 31, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

2.       TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

                                                             October 31, 2005          January 31, 2005
             -----------------------------------------------------------------------------------------------
             Trade receivables                              $            364,049    $               129,031
             Allowances:
                  Sales returns and other                              (166,831)                   (78,404)
                  Doubtful accounts                                     (20,106)                    (2,549)
             -----------------------------------------------------------------------------------------------
                                                                       (186,937)                   (80,953)
             -----------------------------------------------------------------------------------------------
             Net trade receivables                          $            177,112    $                48,078
             ===============================================================================================


3.       INVENTORIES

Inventories consist of the following (in thousands):

                                                                October 31, 2005     January 31, 2005
                  ------------------------------------------------------------------------------------
                  Raw materials                             $              2,534    $           2,657
                  Work-in-process                                          1,902                1,459
                  Finished goods:
                        Pre-recorded music and video                     160,123                    -
                        Magazine and book                                 55,998               11,345
                        Fixtures                                           2,297                1,407
                                                               ---------------------------------------
                  Inventories                               $            222,854    $          16,868
                  ====================================================================================

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.


4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                            OCTOBER 31        JANUARY 31,
                                                                              2005              2005
---------------------------------------------------------------------------------------------------------
Land                                                                       $        8,218    $      870
Buildings                                                                          17,406         8,809
Leasehold improvements                                                              4,953         2,566
Machinery and equipment                                                            31,243        10,806
Vehicles                                                                              487           354
Furniture and fixtures                                                              9,843         3,855
Computers                                                                          13,862         9,446
Construction in progress                                                            3,425             -
                                                                           ------------------------------
Property and  equipment                                                    $       89,437    $   36,706
=========================================================================================================

Depreciation expense from property and equipment was $2.5 million and $6.7 million for the three and nine months ended October 31, 2005 and $1.0 million and $2.9 million for the three and nine months ended October 31, 2004, respectively.

5.       GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows (in thousands):

                                                                                           October 31,     January 31,
                                                                                              2005            2005
        ---------------------------------------------------------------------------------------------------------------
        Amortized intangible assets:
           Customer lists                                                               $       106,630   $      16,025
           Non-compete agreements                                                                 2,250           1,000
           Software                                                                              16,492               -

        Unamortized intangible assets including publisher and vendor lists                      126,135               -
        ---------------------------------------------------------------------------------------------------------------
                                                                                                251,507          17,025
           Accumulated amortization                                                             (7,351)           (899)
        ---------------------------------------------------------------------------------------------------------------
        Intangibles, net                                                                $       244,156   $      16,126
        ---------------------------------------------------------------------------------------------------------------

Amortization expense from intangible assets was $2.7 million and $6.5 million for the three and nine months ended October 31, 2005 and $0.4 million and $0.8 million for the three and nine months ended October 31, 2004, respectively. Amortization expense will approximate $9.2 million for each of the next five fiscal years.

The changes in the carrying amount of goodwill for the nine months ended October 31, 2005, are as follows:



                                                     Foreign currency
                            January 31,                 translation      Working capital       October 31,
                               2005       Additions     adjustments        adjustments             2005
----------------------------------------------------------------------------------------------------------------
     Goodwill             $   71,600       116,147          260              (606)              $ 187,401
----------------------------------------------------------------------------------------------------------------


6.       DEBT AND REVOLVING CREDIT FACILITY

       Debt consists of (in thousands):

                                                                      October 31,          January 31,
                                                                          2005                 2005
         --------------------------------------------------------------------------------------------------
         Revolving Credit facility - Wells Fargo Foothill           $          75,935    $           19,289
         Note payable - Wells Fargo Foothill                                        -                 8,766
         Note payable - Magazine import and export                              6,898                 9,879
         Notes payable -- Former owner of Empire                                  717                 1,200
         Notes payable - Arrangements with suppliers                           13,252                     -
         Mortgage loan - Wachovia Bank                                         20,000                     -
         Equipment loans - SunTrust Leasing                                     3,518                     -
         Other                                                                    335                   635
         --------------------------------------------------------------------------------------------------
         Debt                                                                 120,655                39,769
         Less current maturities                                                6,456                 5,630
         --------------------------------------------------------------------------------------------------
         Debt, less current maturities                              $         114,199    $           34,139
         ==================================================================================================



WELLS FARGO FOOTHILL CREDIT FACILITY

On February 28, 2005, the Company modified its existing credit facility with Wells Fargo Foothill ("WFF") as a result of its acquisition of Alliance Entertainment Corp. The primary changes from the original line of credit were to (1) increase the maximum allowed advances under the line of credit from $45.0 million to $250.0 million and (2) extend the maturity date from October 2009 to October 2010. In addition, in conjunction with the modification of the existing credit facility, the Company repaid the balance of its $10.0 million WFF term loan. WFF, as arranger and administrative agent for each of the parties that may become a participant in such arrangement and their successors ("Lenders") will make revolving loans to us and our subsidiaries of up to $250.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at October 31, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At October 31, 2005 the prime rate was 6.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has four LIBOR contracts outstanding at October 31, 2005 (expiring through December 27, 2005) and bear interest at a weighted average rate of approximately 5.87%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at October 31, 2005

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $148.1 million at October 31, 2005.


EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of October 31, 2005 was $3.3 million.

SUPPLIER LOANS


Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Loans") totaling $14.0 million. The maturity dates of the supplier notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $0.8 million and $2.0 million due to be repaid in fiscal year 2006 and 2007, respectively. The total principal balance of the supplier loans as of October 31, 2005 is $13.3 million.


MORTGAGE LOAN

The Company obtained a 10 year, $20.0 million conventional mortgage loan through Wachovia Bank (the "Wachovia Mortgage") in October 2005. The Wachovia Mortgage is collateralized by land and building located in Coral Springs, FL. The Wachovia Mortgage monthly principal payments are approximately $0.08 million beginning in October 2006 plus interest at a rate of LIBOR plus a margin of 1.60%. At the end of the 10 year term, a balloon payment in the amount of $11.1 million is due and payable.

7.       DISCONTINUED OPERATION

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

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations (in thousands):

                                                        Three months ended             Nine months ended
                                                            October 31,                    October 31,
-------------------------------------------------------------------------------------------------------------
                                                         2005          2004              2005        2004
-------------------------------------------------------------------------------------------------------------
Revenues                                          $            -   $      5,291     $         -  $    13,380
                                                  ===========================================================
Income (loss) before taxes                                     -            582         (2,410)          480
Income tax (expense) benefit                                   -          (233)             964        (192)
                                                  ===========================================================
Income (loss) from discontinued operation,        $            -   $        349     $   (1,446)  $       288
net of tax
=============================================================================================================



8.       EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows (in thousands):

                                                                  Three Months Ended       Nine Months Ended
                                                                      October 31,             October 31,
                                                                   2005       2004        2005         2004
       ----------------------------------------------------------------------------------------------------------
       Basic weighted average number of common shares               51,305      23,374      48,318        22,727
       outstanding

       Effect of dilutive securities:
          Stock options and warrants                                 1,707       1,550       1,870         1,879
       ----------------------------------------------------------------------------------------------------------

       Diluted weighted average number of common shares             53,012      24,924      50,188        24,606
       outstanding
       ==========================================================================================================


For the quarter ended October 31, 2005, stock options to purchase 0.3 million shares and warrants convertible into 0.01 million shares were excluded from the calculation of diluted income per share because their exercise/conversion price exceeded the average market price of the common shares during the period.

9.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows (in thousands):

       Nine Months Ended October 31,                                     2005                   2004
       -----------------------------------------------------------------------------------------------------
       Interest                                                  $             3,916    $             1,334

       Income Taxes                                              $             2,890    $             1,101

       =====================================================================================================



On February 28, 2005, as discussed in Note 1, the Company acquired Alliance Entertainment Corp. for the total consideration of $315.5 million as follows (in thousands):


              ------------------------------------------------------------------------------
              Fair value of common stock issued to Alliance shareholders        $   304,714
              Fair value of options to purchase common stock issued to
                Alliance shareholders                                                 6,500
              Cash paid for direct acquisition costs (of which, $1.7
                million were paid during the nine months ended October 31, 2005)      4,269
                                                                                ------------
              Total purchase price for acquisition of Alliance                     $315,483
              ==============================================================================



The total purchase price was allocated to the assets and liabilities of Alliance Entertainment Corp as disclosed in Note 1.

10.      STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the period ended October 31, 2005 and 2004 as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 (table in thousands except per share amounts):

                                                        Three Months Ended                Nine Months Ended
                                                           October 31,                       October 31,

                                                       2005            2004            2005             2004
       -------------------------------------------------------------------------------------------------------------
       Net income                                 $         6,083  $        4,378 $        10,384 $           9,013
       Stock compensation costs, net of tax                  (69)            (89)         (1,400)             (267)
                                                     -------------    ------------   -------------   ---------------
       Adjusted net income                        $         6,014  $        4,289 $         8,984 $           8,746
                                                     -------------    ------------   -------------   ---------------

       Weighted average shares, basic                      51,305          23,374          48,318            22,727
       Weighted average shares, diluted                    53,012          24,924          50,188            24,606

       Basic earnings per share - as reported     $          0.12  $         0.19 $          0.21 $            0.40
       Diluted earnings per share - as reported   $          0.11  $         0.18 $          0.21 $            0.37

       Basic earnings per share - pro-forma       $          0.12  $         0.18 $          0.19 $            0.38
       Diluted earnings per share - pro-forma     $          0.11  $         0.17 $          0.18 $            0.36
       =============================================================================================================

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                  October 31,                                           2005              2004
                  ------------------------------------------------------------------------------------
                  Dividend yield                                                0%                 0%
                  Expected volatility                                         0.50               0.50
                  Risk-free interest rate                               3.10-3.75%         2.18-2.25%
                  ====================================================================================



11.      SEGMENT FINANCIAL INFORMATION

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

Segment results from continuing operations follow (in thousands):

                                                                                           Other
                                      CD and DVD        Magazine         In-Store         (Shared
Three Months Ended October 31, 2005  Fulfillment      Fulfillment       Services        Services)      Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenue                            $      226,401  $      176,735   $       22,723  $            -    $      425,859
Cost of revenue                           186,003         137,739           16,023               -           339,765
                                    ---------------------------------------------------------------------------------
Gross profit                               40,398          38,996            6,700               -            86,094
Selling, general &
administrative                             20,736          20,306            2,021           5,292            48,355
Fulfillment freight                         7,787          12,364                -               -            20,151
Depreciation and amortization               3,020           1,238              149             519             4,926
                                    ---------------------------------------------------------------------------------
Operating income (loss)            $        8,855  $        5,088   $        4,530  $      (5,811)    $       12,662
                                    =================================================================================

Total Assets                       $      576,435  $      224,649   $       84,343  $       54,450    $      939,877
Goodwill, net                              51,144          81,616           50,502           4,139           187,401
Intangibles, net                          206,984          33,187            3,985               -           244,156
Capital  expenditures                       1,818             319              265             458             2,860


                                                                                         Other
                                    CD and DVD        Magazine         In-Store         (Shared
Three Months Ended October 31, 2004 Fulfillment      Fulfillment       Services        Services)      Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenue                            $            -  $       69,934   $       20,819  $            -    $       90,753
Cost of revenue                                 -          51,548           13,496               -            65,044
                                    ---------------------------------------------------------------------------------
Gross profit                                    -          18,386            7,323               -            25,709
Selling, general &
administrative                                  -           7,179            2,445           3,477            13,101
Fulfillment freight                             -           5,611                -               -             5,611
Depreciation and amortization                   -             522               17             466             1,005
                                    ---------------------------------------------------------------------------------
Operating income (loss)            $            -  $        5,074   $        4,861  $      (3,943)    $        5,992
                                    =================================================================================

Total Assets                       $            -  $       68,823   $      110,834  $       20,728    $      200,385
Goodwill, net                                   -           8,746           50,202           4,139            63,087
Intangibles, net                                -           8,853            4,326               -            13,179
Capital  expenditures                           -             203               98             611               912


                                                                                         Other
                                    CD and DVD        Magazine         In-Store         (Shared
Nine Months Ended October 31, 2005  Fulfillment      Fulfillment       Services        Services)      Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenue                            $      583,503  $      415,151   $       55,416  $            -    $    1,054,070
Cost of revenue                           479,292         320,641           38,509               -           838,442
                                    ---------------------------------------------------------------------------------
Gross profit                              104,211          94,510           16,907               -           215,628
Selling, general &
administrative                             53,968          49,081            6,329          15,623           125,001
Fulfillment freight                        19,391          29,450                -               -            48,841
Depreciation and amortization               7,923           2,406              450           1,492            12,271
Merger and acquisition charges                  -               -              227           2,867             3,094
                                    ---------------------------------------------------------------------------------
Operating income (loss)            $       22,929  $       13,573   $        9,901  $     (19,982)    $       26,421
                                    =================================================================================

Capital  expenditures              $        5,605  $          822   $          502  $        2,050    $        8,979

                                                                                        Other
                                    CD and DVD        Magazine         In-Store         (Shared
Nine Months Ended October 31, 2004  Fulfillment      Fulfillment       Services        Services)      Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenue                            $            -  $      201,340   $       58,452  $            -    $      259,792
Cost of revenue                                 -         151,152           37,176               -           188,328
                                    ---------------------------------------------------------------------------------
Gross profit                                    -          50,188           21,276               -            71,464
Selling, general &
administrative                                  -          20,356            6,736          10,037            37,129
Fulfillment freight                             -          15,244                -               -            15,244
Depreciation and amortization                   -           1,019              241           1,370             2,630
Relocation expense                              -           1,552                -               -             1,552
                                    ---------------------------------------------------------------------------------
Operating income (loss)            $            -  $       12,017   $       14,299  $     (11,407)    $       14,909
                                    =================================================================================

Capital  expenditures              $            -  $        1,213   $          243  $        2,613    $        4,069

12.      RELATED PARTY TRANSACTIONS

Pursuant to an agreement through August 2007, the Company conducts significant business with one customer distributing magazines, music and DVDs. The Chairman and major stockholder of this customer is a passive minority investor of AEC Associates, the Company's largest shareholder. Subsequent to the acquisition of Alliance Entertainment, the Company had revenues of $273.0 million to this customer and this customer's subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the information contained in this report, which are not historical facts, are considered to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate,' "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth under this heading and those set forth under the heading "Risk Factors that Might Affect Future Operating Results and Financial Condition" contained in our Annual Report on Form 10-K for this fiscal year ended January 31, 2005.

- market acceptance of and continuing demand for magazines, DVDs, CDs and other home entertainment products;

- the impact of competitive products and technologies;

- the pricing and payment policies of magazine publishers, film studios, record labels and other key vendors;

- our ability to obtain additional financing to support our operations;

- changing market conditions and opportunities;

- our ability to realize operating efficiencies, costs savings and other benefits from recent acquisitions; and,

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

We consummated the merger with Alliance to further our objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products. We believe that the merger provides significant market opportunities to take advantage of our strong retailer relationships and experience in marketing our products by expanding product offerings beyond our existing magazine fulfillment business to DVDs, CDs, video games and related home entertainment products and accessories. In addition, we believe that our in-store merchandising capabilities would be strengthened. We also believe this transaction positioned us as the distribution channel of choice for film studios, record labels, publishers and other producers of home entertainment content products. We expect to benefit from substantial cost savings in the areas of procurement, marketing, information technology and administration and from other operational efficiencies, particularly in the distribution and fulfillment functions, where we plan to consolidate some distribution operations, reorganize others and leverage our best practices across all of our distribution operations. As a result, we believe the merger will enhance our financial strength, increase our visibility in the investor community and strengthen our ability to pursue further strategic acquisitions.

ACQUISITION OF CHAS. LEVY CIRCULATING COMPANY LLC


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

   Our clients include:

     o Mainstream retailers, such as The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Kmart Corporation, Sears, Roebuck & Co., and Meijers;

     o Specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., The Musicland Group, Inc., Hastings Entertainment, Inc., Fry's Electronics, Inc. and Circuit City Stores, Inc.; and

     o e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com;


   Our suppliers include:

     o Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

     o Film studios, such as The Walt Disney Company, Time-Warner Inc., Sony Corp., The News Corporation, Viacom Inc. and General Electric Company; and,

     o Magazine Distributors, such as COMAG Marketing Group, LLC., Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc.;

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


     o Our Magazine Fulfillment group provides domestic and foreign titled magazines to specialty retailers, such as bookstores and music stores, and to mainstream retailers, such as supermarkets, discount stores, drug stores, convenience stores and newsstands. This group also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide. We provide fulfillment services to more than 26,000 retail stores, 7,300 of which also benefit from our selection and logistical procurement services.

     o Our CD and DVD Fulfillment group was established upon the acquisition of Alliance Entertainment Corp. effective February 28, 2005. The group provides full-service distribution of pre-recorded music, videos, video games and related accessories and merchandise to retailers and other customers primarily in North America. The group provides product and commerce solutions to "brick-and-mortar" and e-commerce retailers, while maintaining trading relationships with major manufacturers of pre-recorded music, video, and related products. As part of the traditional distribution services, and as an integral part of its service offering, the group also provides consumer-direct fulfillment ("CDF"), and vendor managed inventory ("VMI") solutions to its customers.

     o Our In-Store Services group assists retailers with the design and implementation of their front-end area merchandise programs, both for wood and wire displays and fixtures. We also provide other value-added services to retailers, publishers and other vendors. These services include assisting retailers with the filing of claims for publisher incentive payments, which are based on display location or total retail sales, and providing publishers with access to real-time sales information on more than 10,000 magazine titles, thereby enabling them to make more informed decisions regarding their product placement, cover treatments and distribution efforts.

     o Our Shared Services group consists of overhead functions not allocated to the other operating groups. These functions include corporate finance, human resource, management information systems and executive management. Upon completion of our consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not directly or exclusively attributable to any of our three main operating groups.

REVENUES:

The CD and DVD Fulfillment group derives revenues from:

     o selling and distributing pre-recorded music, videos, video games and related products to retailers;

     o providing product and commerce solutions to "brick-and-mortar" and e-commerce retailers; and

     o providing consumer-direct fulfillment and vendor managed inventory services to its customers.

The Magazine Fulfillment group derives revenues from:

     o selling and distributing magazines, including domestic and foreign titles, to major specialty and mainstream retailers and wholesalers throughout the United States and Canada;

     o exporting domestic titles internationally to foreign wholesalers or through domestic brokers;

     o providing return processing services for major specialty retail book chains; and

     o serving as an outsourced fulfillment agent and backroom operator for publishers.

The In-Store Services group derives revenues from:

     o designing, manufacturing and invoicing participants in front-end merchandising programs;

     o providing claim filing services related to rebates owed retailers from publishers or their designated agents;

     o    shipping, installing and removing front-end fixtures;

     o designing, manufacturing and installing custom wood fixtures primarily for retailers; and

     o providing information and management services relating to magazine sales to retailers and publishers throughout the United States and Canada.

COST OF REVENUES

Our cost of revenues for the Magazine Fulfillment and the CD and DVD Fulfillment groups consists of the costs of products purchased for resale less all applicable publisher discounts and rebates.

Our cost of revenues for the In-Store Services group includes:

     o raw materials consumed in the production of display fixtures, primarily steel, wood and plastic components;

     o    production labor; and

     o    manufacturing overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the operating groups include:

     o    non-production labor;

     o    rent and office overhead;

     o    insurance;

     o    professional fees; and

     o    management information systems.

Expenses associated with corporate finance, human resources, certain management information systems and executive offices are included within the Shared Services group and are not allocated to the other groups.

FULFILLMENT FREIGHT

Fulfillment freight consists of our direct costs of distributing magazines, DVDs and CDs by our primary third-party freight carrier, UPS, as well as Federal Express ground service. Freight rates are driven primarily by the weight of the product being shipped and the distance between origination and destination.

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

RELOCATION EXPENSES

The Company completed expansion into the mainstream retail market during the first quarter of fiscal 2005. The expansion schedule required relocation from the distribution fulfillment center in Milan, OH to Harrisburg, PA. The Company did not incur similar costs in the nine month period ended October 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our continuing operations (in thousands):

                                                         2005                               2004

THREE MONTHS ENDED OCTOBER 31,                  Amount       Margin %              Amount      Margin %
-------------------------------------------------------------------------------------------------------------
CD AND DVD FULFILLMENT
Revenue                                  $          226,401                  $              -              -
Cost of revenue                                     186,003                                 -              -
Gross profit                                         40,398          17.8%                  -              -
Selling, general and administrative
expense (1)                                          23,756                                 -              -
Fulfillment freight                                   7,787
-------------------------------------------------------------------------------------------------------------
Operating income                         $            8,855           3.9%   $              -              -

MAGAZINE FULFILLMENT
Revenue                                  $          176,735                  $         69,934
Cost of revenue                                     137,739                            51,548
Gross profit                                         38,996          22.1%             18,386          26.3%
Selling, general and administrative
expense (1)                                          21,544                             7,701
Fulfillment freight                                  12,364                             5,611
-------------------------------------------------------------------------------------------------------------
Operating income                         $            5,088           2.9%   $          5,074           7.3%

IN-STORE SERVICES
Revenue                                  $           22,723                  $         20,819
Cost of revenue                                      16,023                            13,496
Gross profit                                          6,700          29.5%              7,323          35.2%
Selling, general and administrative
expense(1)                                            2,170                             2,462
-------------------------------------------------------------------------------------------------------------
Operating income                         $            4,530          19.9%   $          4,861          23.3%

 OTHER (SHARED SERVICES)
Revenue                                  $                -                  $              -
Cost of revenue                                           -                                 -
Gross profit                                              -              -                  -              -
Selling, general and administrative
expense  (1)                                          5,811                             3,943
-------------------------------------------------------------------------------------------------------------
Operating loss                           $          (5,811)              -   $        (3,943)              -

TOTAL FROM CONTINUING OPERATIONS
Revenue                                  $          425,859                  $         90,753
Cost of revenue                                     339,765                            65,044
Gross profit                                         86,094          20.2%             25,709          28.3%
Selling, general and administrative
expense  (1)                                         53,281                            14,106
Fulfillment freight                                  20,151                             5,611
-------------------------------------------------------------------------------------------------------------
Operating income                         $           12,662           3.0%   $          5,992           6.6%
=============================================================================================================

(1) Selling, general and administrative expenses include selling, general and administrative expenses, depreciation and amortization of intangibles.

                                                         2005                             2004

NINE MONTHS ENDED OCTOBER 31,                   Amount       Margin %              Amount      Margin %
-------------------------------------------------------------------------------------------------------------
CD AND DVD FULFILLMENT
Revenue                                  $          583,503                  $              -
Cost of revenue                                     479,292                                 -
Gross profit                                        104,211          17.9%                  -              -
Selling, general and administrative
expense (1)                                          61,891                                 -
Fulfillment freight                                  19,391                                 -
-------------------------------------------------------------------------------------------------------------
Operating income                         $           22,929           3.9%   $              -              -

MAGAZINE FULFILLMENT
Revenue                                  $          415,151                  $        201,340
Cost of revenue                                     320,641                           151,152
Gross profit                                         94,510          22.8%             50,188          25.0%
Selling, general and administrative
expense (1)                                          51,487                            21,375
Fulfillment freight                                  29,450                            15,244
Relocation expense                                        -                             1,552
-------------------------------------------------------------------------------------------------------------
Operating income                         $           13,573           3.3%   $         12,017           6.0%

IN-STORE SERVICES
Revenue                                  $           55,416                  $         58,452
Cost of revenue                                      38,509                            37,176
Gross profit                                         16,907          30.5%             21,276          36.4%
Selling, general and administrative
expense (1)                                           6,779                             6,977
Merger and acquisition charges                          227                                 -
-------------------------------------------------------------------------------------------------------------
Operating income                         $            9,901          17.9%   $         14,299          24.5%

 OTHER (SHARED SERVICES)
Revenue                                  $                -                  $              -
Cost of revenue                                           -                                 -
Gross profit                                              -              -                  -              -
Selling, general and administrative
expense (1)                                          17,115                            11,407
Merger and acquisition charges                        2,867                                 -
-------------------------------------------------------------------------------------------------------------
Operating loss                           $         (19,982)              -   $       (11,407)              -

TOTAL FROM CONTINUING OPERATIONS
Revenue                                  $        1,054,070                  $        259,792
Cost of revenue                                     838,442                           188,328
Gross profit                                        215,628          20.5%             71,464          27.5%
Selling, general and administrative
expense (1)                                         137,272                            39,759
Fulfillment freight                                  48,841                            15,244
Merger and acquisition charges                        3,094                                 -
Relocation expenses                                       -              -              1,552              -
-------------------------------------------------------------------------------------------------------------
Operating income                         $           26,421           2.5%   $         14,909           5.7%
=============================================================================================================

(1) Selling, general and administrative expenses include selling, general and administrative expenses, depreciation and amortization of intangibles.

THREE MONTHS ENDED OCTOBER 31, 2005, AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

REVENUES

Total revenues for the quarter ended October 31, 2005 increased $335.1 million, or 369.3%, from the prior year same quarter due primarily to the acquisitions of Alliance and Levy as discussed above.

CD AND DVD FULFILLMENT - On February 28, 2005, we acquired Alliance Entertainment Corp. Results of operations have been included in our consolidated financial statements since the date of acquisition. CD and DVD Fulfillment accounted for approximately 53.2% of our revenues, or $226.4 million, for the quarter ended October 31, 2005. There were no CD and DVD Fulfillment revenues in the third quarter of fiscal 2005.


MAGAZINE FULFILLMENT group's revenues were $176.7 million, an increase of $106.8 million or 152.7 % as compared to the quarter ended October 31, 2004. The group's revenues for the three months ended October 31 are comprised of the following components (in thousands):

                                                         2005                2004              Change
     -----------------------------------------------------------------------------------------------------
     Domestic Specialty                         $           55,085  $           55,536  $           (451)
     Domestic Mainstream                                   114,207               5,823            108,384
     Export                                                  7,443               8,575            (1,132)
     -----------------------------------------------------------------------------------------------------
     Total                                      $          176,735  $           69,934  $         106,801
     =====================================================================================================

Revenue consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of Grocery, Discount, Transportation Terminals, Convenient Stores and Drug Stores. The mainstream distribution channel's revenues include book and magazine distribution. Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of Bookstores, Music outlets, Office Supply stores and Computer stores. The magazine industry in the United States has set-up two distinct distribution channels to service these two separate retailer classifications. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Levy, a leading magazine wholesaler based in Chicago, IL with distribution centers in Chicago, IL, Lancaster, PA, Brainerd, MN, and City of Industry, CA.

The $106.8 million increase in revenue relates primarily to the $108.4 million increase in domestic mainstream revenues. The increase was attributable primarily to the acquisitions of Levy and Empire News and secondarily to the company's marketing efforts to obtain customers in this distribution channel. The decrease in the export revenues relates primarily to the timing of the printing of certain publisher clients export copies, which impacts when those copies are delivered to its customers and the timing of revenue recognition.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 44.0%, 36.7% and 32.0% for the specialty, mainstream and export groups respectively. The prior year comparable period efficiencies were 44.1%, 46.7% and 42.7%. The mainstream distribution channel's sales include book and magazine distribution. Books generally remain on sale longer then magazines and as a result have higher sales efficiencies. The mainstream distribution channel generally experience magazine sales efficiencies lower than sales to the specialty distribution channel.

IN-STORE SERVICES - Our In-Store Services group revenues were $22.7 million, an increase of $1.9 million or 9.1% as compared to the quarter ended October 31, 2004.

The group's revenues are comprised of the following components (in millions):

     Three months ended October 31,                      2005                2004              Change
     -----------------------------------------------------------------------------------------------------
     Claim filing and information               $            4,079  $            5,173  $          (1,094)
     Front end wire store fixtures and
     services                                                7,983               8,848               (865)
     Wood store fixtures                                    10,661               6,798              3,863
     -----------------------------------------------------------------------------------------------------
     Total                                      $           22,723  $           20,819  $           1,904
     =====================================================================================================

Our claim filing revenues are recognized at the time the claim is paid. Claim filing revenues are consistent with the quarter ending October 31, 2004. Information revenues decreased approximately $0.8 million as compared to the quarter ended October 31, 2004 due to certain information contracts not repeating in the current quarter.

Our front end wire and services revenues declined due to changes in the industry. Major chains typically purchase new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle thereby decreasing or delaying the revenue recognized on the front end wire programs. In addition, retail chains are now opting for regional as opposed to national program rollouts which results in smaller fixture orders. Finally, pricing pressures and competition have resulted in reduced revenues.

Wood revenues increased $3.9 million, an increase of 56.8% over the quarter ending October 31, 2004. The increase is primarily driven by an increase in the number of store openings and store remodelings performed by our customers.

GROSS PROFIT

Gross profit for the period increased $60.4 million or 234.9%, over the third quarter of fiscal 2005 primarily due to the acquisitions of Alliance and Levy.

Overall gross profit margins decreased 7.9 percentage points in the current period over the comparable period of the prior fiscal year. Margins decreased overall due to the acquisitions of Alliance and Levy in the current fiscal year as the gross profit margins on CDs and DVDs and mainstream magazines are generally lower than the remainder of our product mix while they represent a significant percentage of our sales.

CD AND DVD FULFILLMENT - Gross profit was $40.4 million with a gross margin of 17.8%. We did not distribute CDs and DVDs during the third quarter of fiscal 2005.

MAGAZINE FULFILLMENT - Gross profit was $39.0 million, an increase of $ 20.6 million or 112.1%, compared to the quarter ended October 31, 2004. Gross profit margin decreased from 26.3% to 22.1%.

The decrease in gross profit margins is attributable to the change in sales mix due to the increase in revenues in the mainstream distribution channel. The mainstream distribution channel generally has lower gross margins than the specialty distribution channel due to certain publisher rebates that are available to the specialty distribution channel that are not available in the domestic mainstream channel. The gross margins were 26.1% and 20.7% for the specialty and mainstream groups, respectively.

IN-STORE SERVICES - Gross profit in our In-Store Services group decreased $0.6 million or 8.5%. The decrease in gross profit and gross profit margin is being driven primarily by sales mix in the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including depreciation and amortization, for the quarter ended October 31, 2005 increased $39.2 million or 277.7%, compared to the prior fiscal year comparable quarter. Selling, general, and administrative expenses as a percent of revenues decreased from 15.5% to 12.5%.

CD AND DVD FULFILLMENT - The CD and DVD Fulfillment group's selling, general, and administrative expenses were $23.8 million, of which approximately $1.7 million relates to amortization of intangibles. We did not distribute CDs and DVDs during the third quarter of fiscal 2005.

MAGAZINE FULFILLMENT - The group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. Selling, general and administrative expenses increased $ 13.8 million, or 179.2%, from $ 7.7 million to $ 21.5 million. The increase relates primarily to the expansion of the group's mainstream distribution infrastructure through the acquisition of Levy. Expenses as a percentage of revenues increased from 11.0 % to 12.2 %. The increase relates primarily to the acquisitions of Levy and Empire News which includes costs associated with the mainstream distribution in-store merchandising field force, distribution center costs and incremental overhead functions, which are required to support distribution to the majority of mainstream retailer accounts.

IN-STORE SERVICES - The selling, general, and administrative expenses of the In-Store Services group decreased by approximately $0.3 million compared to the third quarter of fiscal 2005.

SHARED SERVICES - The selling, general, and administrative expenses of Shared Services increased $1.9 million or 47.4%. The overall increase is primarily due to incurring additional expenses to properly manage the expanded role of Shared Services after the acquisitions of Alliance and Levy. As noted above, as a percentage of consolidated sales, Shared Services costs decreased from 4.3% to 1.4% compared to the third quarter of fiscal 2005.

NINE MONTHS ENDED OCTOBER 31, 2005, AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2004

REVENUES

Total revenues for the nine month period ended October 31, 2005 increased $794.3 million, or 305.7%, from the prior year same period due primarily to the acquisitions of Alliance and Levy as discussed above.

CD AND DVD FULFILLMENT - On February 28, 2005, we acquired Alliance Entertainment Corp. Results of operations have been included in our consolidated financial statements since the date of acquisition. CD and DVD Fulfillment accounted for approximately 55.4% of our revenues, or $583.5 million, for the nine month period ended October 31, 2005. There were no CD and DVD Fulfillment revenues in the nine month period ended October 31, 2004.

MAGAZINE FULFILLMENT - The group's revenues were $415.2 million, an increase of $213.8 million or 106.2% as compared to the nine months ended October 31, 2004. The group's revenues for the nine months ended October 31, 2005 are comprised of the following components (in thousands):

                                                         2005                2004              Change
     -----------------------------------------------------------------------------------------------------
     Domestic Specialty                         $          167,330  $          163,580  $           3,750
     Domestic Mainstream                                   223,592               9,027            214,565
     Export                                                 24,229              28,733             (4,504)
     -----------------------------------------------------------------------------------------------------
     Total                                      $          415,151  $          201,340  $         213,811
     =====================================================================================================

Revenue consists of the gross amount of books and magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of Grocery, Discount, Transportation Terminals, Convenient Stores and Drug Stores. The mainstream distribution channel's revenues include book and magazine distribution. Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of Bookstores, Music outlets, Office Supply stores and Computer stores. The magazine industry in the United States has set-up two distinct distribution channels to service these two separate retailer classifications. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Levy, a leading magazine wholesaler based in Chicago, IL with distribution centers in Chicago, IL, Lancaster, PA, Brainerd, MN, and City of Industry, CA.

The $213.8 million increase in revenue relates primarily to the $214.6 million increase in domestic mainstream revenues. The increase was attributable primarily to the acquisitions of Levy and Empire News and secondarily to the company's marketing efforts to obtain customers in this distribution channel. The decrease in the export revenues relates primarily to the timing of the printing of certain publisher clients export copies, which impacts when those copies are delivered to its customers and the timing of revenue recognition.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 44.4%, 36.7% and 35.7% for the specialty, mainstream and export groups respectively. The prior year comparable period efficiencies were 45.4%, 46.2% and 43.3%. The mainstream distribution channel's sales include book and magazine distribution. The mainstream distribution channel generally experience magazine sales efficiencies lower than sales to the specialty distribution channel.

IN-STORE SERVICES - Our In-Store Services group revenues were $55.4 million, a decrease of $3.0 million or 5.2% compared to the nine month period ended October 31, 2004.

The group's revenues are comprised of the following components (in millions):

     Nine months ended October 31,                       2005                2004              Change
     -----------------------------------------------------------------------------------------------------
     Claim filing and information               $           11,956  $           13,499  $         (1,543)
     Front end wire store fixtures and
     services                                               19,151              26,504            (7,353)
     Wood store fixtures                                    24,309              18,449             5,860
     -----------------------------------------------------------------------------------------------------
     Total                                      $           55,416  $           58,452  $         (3,036)
     =====================================================================================================

Our claim filing revenues are recognized at the time the claim is paid. The decrease in revenues for the current period relates to the timing of the cash payments received on the claims. In addition, information revenues decreased approximately $1.0 million as compared to the nine months ended October 31, 2004 due to certain information contracts not repeating in the current fiscal year.

Our front end wire and services revenues declined due to changes in the industry. Major chains typically purchase new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle thereby decreasing or delaying the revenue recognized on the front end wire programs. In addition, retail chains are now opting for regional as opposed to national program rollouts which results in smaller fixture orders. Finally, pricing pressures and competition have resulted in reduced revenues.

Wood revenues increased $5.9 million, an increase of 31.8% over the nine months ending October 31, 2004. The increase is primarily driven by an increase in the number of store openings and remodelings performed by our customers.

GROSS PROFIT

Gross profit for the period increased $144.2 million or 201.7%, over the nine month period ended October 31, 2004 primarily due to the acquisitions of Alliance Entertainment Corp. and Levy.

Overall gross profit margins decreased 7.0 percentage points in the current period over the comparable period of the prior fiscal year nine month period. Margins decreased overall due to the acquisitions of Alliance and Levy in the current fiscal year as the gross profit margins on CDs and DVDs and mainstream magazines are generally lower than the remainder of our product mix while they represent a significant percentage of our sales.

CD AND DVD FULFILLMENT - Gross profit was $104.2 million with a gross margin of 17.9%. We did not distribute CDs and DVDs during the first nine months of fiscal 2005.

MAGAZINE FULFILLMENT - The group's gross profit was $94.5 million, an increase of $44.3 million or 88.3%, as compared to the comparable period of the prior year. Gross profit margin decreased from 25.0% to 22.8%.

The decrease in gross profit margins is attributable to the change in sales mix due to the increase in revenues in the mainstream distribution channel. The mainstream distribution channel generally has lower gross margins then the specialty distribution channel due to certain publisher rebates that are available to the specialty distribution channel that are not available in the domestic distribution channel. The gross margins were 26.4% and 20.9% for the specialty and mainstream groups, respectively.

IN-STORE SERVICES - Gross profit in our In-Store Services group decreased $4.4 million or 20.5%. The decrease in gross profit and gross profit margin is being driven by the decrease in sales volume and increase in pricing pressures in the front end wire store fixtures and services coupled with the decrease in claiming and information revenues as described above.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including depreciation and amortization, for the nine months ended October 31, 2005 increased $97.5 million or 245.3%, compared to the prior fiscal year comparable nine months. Selling, general, and administrative expenses as a percent of revenues declined from 15.3% to 13.0%.

CD AND DVD FULFILLMENT - The CD and DVD Fulfillment group's selling, general, and administrative expenses were $61.9 million, of which approximately $7.9 million relates to amortization of intangibles. We did not distribute CDs and DVDs during the nine month period of fiscal 2005.

MAGAZINE FULFILLMENT - The group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. Selling, general and administrative expenses increased $30.1 million, or 140.9%, from $21.4 million to $51.5 million. The increase relates primarily to the expansion of the group's mainstream distribution infrastructure. Expenses as a percentage of revenues increased from 10.6% to 12.4%. The increase relates primarily to the acquisitions of Levy and Empire News which includes costs associated with the mainstream distribution in-store merchandising field force, distribution center costs and incremental overhead functions, which are required to support distribution to the majority of mainstream retailer accounts.

IN-STORE SERVICES - The selling, general, and administrative expenses of the In-Store Services group remained flat at approximately $6.8 million compared to the nine month period of fiscal 2005 of $7.0 million.

SHARED SERVICES - The selling, general, and administrative expenses of Shared Services increased $5.7 million or 50.0%. The overall increase is primarily due to incurring additional expenses to properly manage the expanded role of shared services after the acquisitions of Alliance Entertainment Corp. and Levy. As noted above, as a percentage of consolidated sales, shared services costs decreased from 4.3% to 1.6%.

FULFILLMENT FREIGHT

Fulfillment freight represents the outbound and return freight costs of distribution. It consists primarily of the costs, including payroll, of operating the fleet of trucks that deliver the majority of the books and magazines in the mainstream distribution channel, as well as payments to third party carriers to provide delivery service directly from our distribution centers to our customers' retail stores.

Fulfillment freight expenses increased $14.5 million or 259.1%, compared to the three months ended October 31, 2004 and $33.6 million or 220.4% compared to the nine months ended October 31, 2004. The CD and DVD Fulfillment group incurred $7.8 million during the quarter ended October 31, 2005 and $19.4 million for the nine months ended October 31, 2005 and we did not distribute CDs and DVDs during the quarter or nine month period ended October 31, 2004. The Magazine Fulfillment group's freight expense increased $14.2 million, or 93.2%, from $15.2 million to $29.5 million for the nine months ended October 31, 2005. Freight expense as a percentage of gross domestic distribution decreased from 4.0% to 3.0%. The decrease is attributable to the expansion of our distribution into the mainstream distribution channel.

RELOCATION EXPENSES

During the quarter ended October 31, 2004, the Company began expansion into the mainstream retail market. The expansion schedule required an acceleration of the relocation process from the distribution fulfillment center in Milan, OH to Harrisburg, PA, which was completed in the quarter. Relocation expenses recorded in the quarter ended October 31, 2004, including a lease termination charge and the transfer of employees and equipment, were approximately $1.6 million.

MERGER AND ACQUISITION CHARGES

Merger charges related to acquisitions recorded as expenses by the Company through October 31, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

OPERATING INCOME

Operating income for the quarter ended October 31, 2005 increased $6.7 million or 111.3%, compared to the same quarter in the prior fiscal year due to the factors described above.

Operating income for the nine months ended October 31, 2005 increased $11.5 million or 77.2%, compared to the nine months ended October 31, 2004 due to the factors described above

Operating profit margins decreased from 6.6% for the quarter ended October 31, 2004 to 3.0% for the quarter ended October 31, 2005 and decreased from 5.7% for the nine month period ended October 31, 2004 to 2.5% for the nine month period ended October 31, 2005. The decrease was primarily due to the acquisition of Alliance which accounts for approximately 53% and 55% of our revenues for the quarter and nine month period, respectively, and has an operating profit margin of approximately 3.9% for both periods presented. In addition, the Magazine Fulfillment group's operating profit margins were 2.9% and 3.3% for the quarter and nine month period ended October 31, 2005, respectively, compared to 7.3% and 6.0% for comparable quarter and nine month period of the prior year. The decrease related to the acquisition of Levy, which historically had lower operating margins then our specialty distribution group.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Interest expense increased $1.6 million or 489.8% from the quarter ended October 31, 2004 and $3.6 million or 367.4% compared to the nine month period ended October 31, 2004. Interest expense increase from the prior year quarter and nine month period are due to significantly lower borrowings in the prior fiscal year as a result of the raising of proceeds from the sale of 3.8 million shares of common stock. In addition, the Company acquired Levy in the quarter ended July 31, 2005 for approximately $25.7 million, net of cash acquired, and intercompany debt repayments of approximately $19.3 million which also contributed to the higher interest charges in the quarter and nine month periods.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

For the nine months ended October 31, 2004, the Company recorded a charge of approximately $1.5 million related to the write off of deferred financing charges as a result of paying off certain debt instruments, as described below in Liquidity and Capital Resources.

INCOME TAX EXPENSE

The effective income tax rates for continuing operations were 44.0% and 30.9% for the quarters ended October 31, 2005 and 2004, respectively.

The effective income tax rates for continuing operations were 46.6% and 31.5% for the nine months ended October 31, 2005 and 2004, respectively.

The difference between the statutory rate and effective tax rates for the quarter and nine month period ended October 31, 2005 primarily relates to the amortization of the intangible assets acquired in the Alliance transaction not being deductible for tax purposes.

The difference between the statutory rate and effective tax rates for the quarter and nine month period ended October 31, 2004 relates primarily to the realization of a portion of the net operating loss carryforward acquired with our acquisition of Interlink.

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

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations (in thousands):

                                                       Three months ended             Nine months ended
                                                           October 31,                   October 31,
-------------------------------------------------------------------------------------------------------------
                                                         2005          2004              2005        2004
-------------------------------------------------------------------------------------------------------------
Revenues                                          $            -  $       5,291     $        -   $    13,380
                                                  -----------------------------------------------------------
Income (loss) before taxes                                     -            582         (2,410)          480

Income tax benefit  (expense)                                  -           (233)           964          (192)

                                                  -----------------------------------------------------------
(Loss) income from discontinued operation, net
of tax                                            $            -  $         349     $   (1,446)  $       288
                                                  ===========================================================


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

OPERATING CASH FLOW

Net cash used in operating activities was $13.4 and $19.9 million for the nine months ended October 31, 2005 and 2004, respectively.

Operating cash flows for the nine months ended October 31, 2005 were comprised of net income of $10.4 million, plus non-cash charges including depreciation and amortization of $13.2 million, amortization of deferred loan costs of $0.5 million, provisions for losses on accounts receivable of $2.8 million, a tax benefit received on stock options exercised of $1.1 million and an increase of $0.3 million in deferred revenue. An increase in accounts payable and other liabilities of $97.3 million and a decrease in other assets of $7.9 million also provided cash for the nine month period ended October 31, 2005. These cash providing activities were offset by an increase in inventories of $66.0 million and an increase in accounts receivable of $81.2 million.

The increase in accounts receivable for the nine months ended October 31, 2005 of $81.2 million was primarily due to a increase of $23.4 million from the Magazine Fulfillment group primarily as a result of certain negotiated collection terms and a $52.7 million increase in the CD and DVD Fulfillment group due to extending customer payment terms and timing of customer payments. Historically, custom payment terms have been extended for the holiday season.

The increase in inventories of $66.0 million for the nine months ended October 31, 2005 was primarily due to the acquisition of the CD and DVD Fulfillment group on February 28, 2005, as approximately $57.6 million of the increase was attributable to their purchases subsequent to the date of acquisition. This buildup in inventories for the CD and DVD Fulfillment group in the third quarter is primarily to support the holiday shopping season of the fourth quarter.

The increase in accounts payable and other current and non-current liabilities in the current period of $97.3 million relates to the timing of vendor payments in the current period as compared to the quarter ended January 31, 2005. In addition, favorable terms have been negotiated for purchases of inventory, which increases significantly in third quarter due to the holiday season.

Operating cash flows for the nine months ended October 31, 2004 were primarily from net income of $9.0 million, plus non-cash charges including depreciation and amortization of $4.0 million and provisions for losses on accounts receivable of $0.6 million, a write off of deferred financing costs and original issue discount of $1.5 million and a decrease in inventories of $3.4 million. These cash providing activities were offset by an increase in accounts receivable of $24.7 million and a decrease in accounts payable and accrued expenses $14.3 million.

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

The decrease in accounts payable and accrued expenses for the nine months ended October 31, 2004 of $14.3 million relates primarily to 1) a reduction in customer deposits due to change in payment terms and 2) timing of payments to vendors in the current period.

INVESTING CASH FLOW

Net cash used in investing activities was $40.8 and $14.3 million for the nine month periods ended October 31, 2005 and 2004, respectively.

For the nine months ended October 31, 2005, cash used in investing activities was reduced by capital expenditures of $9.0 million, which was partially offset by $1.5 million in proceeds from the sale of equipment. Our advance pay program used $3.0 million in the current period. We also invested $2.3 million for the rights to distribute certain titles over a period of three to fifteen years. As part of the acquisition of the CD and DVD Fulfillment group, we acquired cash of $16.9 million after direct acquisition costs; and finally, the Company utilized approximately $25.7 million in the purchase of Levy, net of cash acquired. In addition, approximately $19.3 million was also provided on the date of acquisition to seller to repay all outstanding intercompany debt of Levy.

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

Payments under our advance pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 30-60 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over this period as the cash is collected on the related claims. In addition, Alliance has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore should have greater borrowings in the third quarter to finance the buildup of inventory.

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

Net cash provided by financing activities was $56.2 and $30.8 million for the nine months ended October 31, 2005 and 2004, respectively.

Financing activities in the first nine months of fiscal year 2006 consisted of borrowings under the credit facilities of $56.6 million and $20.0 obtained from the mortgage loan. These funds were offset by repayments of $21.5 million in debt and capital leases, approximately $8.8 million of which relates to the repayment of the Wells Fargo Foothill term loan in connection with the modification of the revolving credit facility and $8.5 million relating to the repayment of the mortgage loan obtained in the Alliance transaction, and a decrease of $1.0 million in checks issued and outstanding at October 31, 2005. Finally, the exercise of employee stock options in the quarter generated approximately $3.2 million.

Financing activities in the first nine months of fiscal year 2005 consisted of proceeds from the sale of 3.8 million shares of common stock. The proceeds of $40.5 million (net of underwriting and related expenses) from the sale were utilized to repay the Wells Fargo Foothill original term loan, the Hilco Capital note payable and the notes payable to former owners ($22.4 million through October 31, 2004). For the nine month period ended October 31, 2004, borrowings on the credit facilities increased $8.9 million and a term loan in the amount of $10.0 million was issued related to the Promag transaction. In addition, the cash provided by the activities noted above were offset by an $11.1 million decrease in checks issued and outstanding at October 31, 2004. Finally, the exercise of employee stock options in the period generated approximately $4.9 million.

DEBT

At October 31, 2005, our total debt obligations were $120.7 million, excluding outstanding letters of credit. Debt consists primarily of amounts owed under a revolving credit facility, various notes payable related to the acquisition of magazine import and export businesses, equipment loans and a mortgage loan.

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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at October 31, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At October 31, 2005 the prime rate was 6.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has four LIBOR contracts outstanding at October 31, 2005 (expiring through December 27, 2005) and bear interest at a weighted average rate of approximately 5.87%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit facility, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at October 31, 2005.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $148.1 million at October 31, 2005.

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of October 31, 2005 was $3.3 million.

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Loans") totaling $14.0 million. The maturity dates of the supplier notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $0.8 million and $2.0 million due to be repaid in fiscal year 2006 and 2007, respectively. The total principal balance of the supplier loans as of October 31, 2005 is $13.3 million.

The Company obtained a 10-year, $20.0 million conventional mortgage loan through Wachovia Bank (the "Wachovia Mortgage") in October 2005. The Wachovia Mortgage is collateralizedby land and building located in Coral Springs, FL. The
Wachovia Mortgage monthly principal payments are approximately $0.08 million beginning in October 2006 plus interest at a rate of LIBOR plus a margin of 1.60%. At the end of the 10 year term, a balloon payment in the amount of $11.1 million is due and payable.

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

The amended revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of approximately $75.9 million at October 31, 2005. Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at October 31, 2005) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At October 31, 2005 the prime rate was 6.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has four LIBOR contracts outstanding at October 31, 2005 (expiring through December 27, 2005) and bear interest at a weighted average rate of approximately 5.87%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

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

We have exposure to foreign currency fluctuations through our operations in Canada. These operations accounted for approximately $5.2 million in revenues, which represented less than 1.0% of our revenues for the nine month period ended October 31, 2005. We generally pay the operating expenses related to these revenues in the corresponding local currency. We will be subject to any risk for exchange rate fluctuations between such local currency and the dollar.

Revenues derived from the export of foreign titles (or sales to domestic brokers who facilitate the export) totaled $ 24.2 million for the period ended October 31, 2005 or 2.3% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $71.7 million (of a total $986.8 million or 7.3%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to minimize if we so choose the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

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

There were no changes in the Company's internal controls over financial reporting (as defined in Rule (13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect these controls.

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

ITEM 1A.  RISK FACTORS

We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described in our Annual Report on Form 10-K as filed with Securities and Exchange Commission on April 18, 2005 are those that we currently believe may materially affect our company. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect our company in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

(a)      Exhibits.

              See Exhibit Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 12, 2005

                                        SOURCE INTERLINK COMPANIES, INC.


                                        /s/ Marc Fierman
                                        ----------------------------------------
                                        Marc Fierman
                                        Chief Financial Officer

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