Form 10-K
period 2006-01-31
SOURCE INTERLINK COMPANIES INC
filed 2006-04-17
CIK 943605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________to______________

                        Commission file number 001-13437

                       [SOURCE INTERLINK COMPANIES LOGO]

                        SOURCE INTERLINK COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   20-2428299
---------------------------------------     -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

     27500 Riverview Center Blvd.,
  Suite 400, Bonita Springs, Florida                          34134
---------------------------------------     ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (239) 949-4450
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK $0.01 PAR VALUE

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 [ ] Yes [X] No

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
                  Form 10-K or any amendment to this Form 10-K.
                                      [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer   [X] Accelerated filer   [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in
                             Rule 12b-2 of the Act).
                                 [ ] Yes [X] No

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2005 was approximately $398.9 million computed by reference to the price at which the common equity was sold on July 29, 2005, the last day of the registrant's most recently completed second fiscal quarter, as reported by The Nasdaq National Market.

 At April 10, 2006 the Company had 51,711,848 shares of common stock $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

ITEM 1.   BUSINESS.                                                          4

ITEM 1A.  RISK FACTORS.                                                     12

ITEM 1B.  UNRESOLVED STAFF COMMENTS.                                        20

ITEM 2.   PROPERTIES.                                                       20

ITEM 3.   LEGAL PROCEEDINGS.                                                20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              20

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.                21

ITEM 6.   SELECTED FINANCIAL DATA.                                          22

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION.                                         25

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       43

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                      44

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.                                         44

ITEM 9A.  CONTROLS AND PROCEDURES.                                          44

ITEM 9B.  OTHER INFORMATION.                                                47

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.               48

ITEM 11.  EXECUTIVE COMPENSATION.                                           51

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                       61

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   63

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.                           64

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                          65

SIGNATURES                                                                  67

EXHIBIT INDEX                                                               69

                               Table of Contents

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Annual Report on Form 10-K including, but not limited to, those contained in Item 1. "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under Item 1A. "Risk Factors":

      - market acceptance of and continuing demand for magazines, DVDs, CDs and other home entertainment products;

      -     the impact of competitive products and technologies;

      - the pricing and payment policies of magazine publishers, film studios, record labels and other key vendors;

      -     changing market conditions and opportunities;

      - our ability to realize operating efficiencies, cost savings and other benefits from recent acquisitions; and

      -     retention of key management and employees.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under Item 1A. "Risk Factors" could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation." Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a premier marketing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items serving about 110,000 retail store locations throughout North America. Our fully integrated businesses include:

      - Distribution and fulfillment of entertainment products to major retail chains throughout North America and direct-to-consumers via the Internet;

      - Import and export of periodicals sold in more than 100 markets worldwide;

      - Coordination of product selection and placement for impulse items sold at checkout counters;

      - Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase;

      - Design, manufacture and installation of wire fixtures and custom wood displays in major retail chains.

Our clients include:

      - Mainstream retailers, such as Wal-Mart Stores, Inc., The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Sears Holdings Corporation., and Meijers;

      - Specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., Hastings Entertainment, Inc., Fry's Electronics, Inc. and Circuit City Stores, Inc.; and

      - e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com.

Our suppliers include:

      - Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

      - Film studios, such as The Walt Disney Company, Time-Warner Inc., Sony Corp., The News Corporation, Viacom Inc. and General Electric Company; and

      - Magazine Distributors, such as COMAG Marketing Group, LLC., Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc.

On February 28, 2005, we completed our merger with Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market, principally selling CDs and DVDs. Following the merger, we organized the combined company into three operating business units:

      - Magazine Fulfillment - The magazine fulfillment segment sells and distributes magazines to major retailers and wholesalers, imports foreign titles for domestic retailers and wholesalers, exports domestic titles to foreign wholesalers, provides return processing services, serves as an outsource fulfillment agent and provides customer-direct fulfillment.

      - CD and DVD Fulfillment - The CD and DVD fulfillment segment sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

      - In-Store Services - The in-store services segment designs, manufactures and invoices participants in front-end fixture programs, provides claim filing services for rebates owed retailers from publishers and their agents, designs, manufactures, ships, installs and removes front-end fixtures and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

This segment structure represents a change in structure from that reported in
Item 1. "Business" in our Form 10-K for the fiscal year ended January 31, 2005. The segment organization presented herein corresponds to the financial and other reporting received by our chief operating decision maker. For financial and geographic information regarding our segments see Note 17 "Segment Information" to our Consolidated Financial Statements.

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

INDUSTRY OVERVIEW

HOME ENTERTAINMENT CONTENT

According to industry sources, including the Motion Picture Association, the Recording Industry Association of America, Harrington Associates, LLC, and the American Booksellers Association, the total retail market in calendar year 2005 for DVDs, prerecorded music, single-copy magazines and books was approximately $56.8 billion

The structure of the distribution channel for single-copy magazines has changed little over the past several decades. Publishers each generally engage a single national distributor, which acts as its representative to regional and local wholesalers and furnishes billing, collecting and marketing services throughout the United States or other territories. These national distributors then secure distribution to retailers typically through a number of regional and local wholesalers. The wholesalers maintain direct vendor relationships with the retailers. Retailers in the mainstream retail market require these wholesalers to provide extensive in-store services including receiving, verifying, stocking new issues and removing out-of-date issues. However, this traditional structure is not economically viable in the specialty retail market. Thus, wholesalers servicing the specialty retail market typically do not provide these in-store services.

In contrast, the distribution channel for prerecorded video and music products is dominated by the major film studios and record labels, which through their respective distribution units periodically compete with intermediaries by seeking to establish direct trading relationships with high volume retailers. This disintermediation strategy has limited appeal to retailers that demand a variety of value-added services, including e-commerce support, inventory management, return logistics, advertising and marketing assistance, information services, and in store merchandising services to manage these increasingly volatile categories. Some retailers have sought to maintain a dual supply chain by establishing a direct trading relationship with the major studios and labels for high volume product, primarily newly released titles, and a more expansive procurement and service relationship with intermediaries to secure lower volume, higher margin product and value-added services.

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

OUR BUSINESS

Our business consists of three operating segments, as discussed above. Due to the similar operating characteristics of the Magazine Fulfillment and CD and DVD Fulfillment, they are discussed in aggregate, as the Fulfillment business unit below.

FULFILLMENT

In the spring of 2001, we acquired a group of affiliated specialty magazine distributors to establish a platform from which to offer an expanding list of merchandise and services to retailers. From 2002 through 2004, we continued to expand our magazine product offerings by licensing and then purchasing international distribution rights to a series of domestic magazine titles. In February 2005, we further expanded our product offering beyond magazine fulfillment to include DVDs, CDs and other home entertainment content products through our merger with Alliance. In May 2005, we acquired Chas. Levy Circulating Co., one of the principal magazine wholesalers in the United States, for the purpose of strengthening our position in the mainstream market. In March 2006, we acquired Anderson Mid-Atlantic News, LLC and Anderson-SCN Services, LLC, major distributors of magazines in the mid-Atlantic and Southern California regions, respectively. For a more complete discussion of the Alliance merger, the acquisition of Chas. Levy Circulating Co., and the acquisitions of Anderson Mid-Atlantic News, LLC and Anderson-SCN Services, LLC, see "Recent Developments."

Currently, our Fulfillment unit offers a broad array of products and services including the following:

Product Procurement

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

Product is received at strategically located distribution centers. The principal distribution centers are located in Harrisburg, Pennsylvania, Coral Springs, Florida, Shepherdsville, Kentucky, Dallas, Texas, Lancaster, Pennsylvania, Ontario, California, Chicago, Illinois, and Brainerd, Minnesota. At each of these distribution points, we process merchandise orders using sophisticated warehouse management systems. Once filled, orders are shipped to our retailers by a combination of third party freight carriers and, in certain high volume locations, in-house truck delivery. Given our broad distribution infrastructure, we are capable of delivering home entertainment content overnight to virtually any location within the continental United States.

Fulfillment Services

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

Category Management Services

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

Claim Submission Services

Claim submission services related to the display and sale of magazines have been the historical core of our business. U.S. and Canadian retailers engage our In-Store Services group to accurately monitor, document, claim and collect publisher rebate and other incentive payments. Our services are designed to relieve our clients of the substantial administrative burden associated with documenting, verifying and collecting their payment claims, and to collect a larger percentage of the potential incentive payments available to the retailers.

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

Information Services

In connection with our claim submission services, we gather extensive information on magazine sales, pricing, new titles, discontinued titles and display configurations on a chain-by-chain and store-by-store basis. As a result, we are able to furnish our clients with reports of total sales, sales by class of trade and sales by retailer, as well as reports of unsold magazines and total sales ranking. One of our products, the Cover Analyzer, permits subscribers to determine the effectiveness of particular magazine covers on sales for 300 top selling titles in the United States. Our website gives subscribers the capability to react more quickly to market changes, including the ability to reorder copies of specific issues, track pricing information, introduce new titles, and act on promotions offered by publishers. Publishers also use the website to promote special incentives and advertise and display special editions, new publications and upcoming covers. We have supplemented our own data with data obtained under agreements with Barnes & Noble, Inc., Walgreen Company and The Kroger Company.

Front-End and Point-of-Purchase Display Fixtures

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

Custom Wood Manufacturing

We manufacture custom wood store fixtures and displays to customer specifications using wood veneers and laminates. Delivery of fixtures is highly concentrated in our third fiscal quarter as a result of the demands of retailers to be ready for the critical holiday selling season. To assure that their seasonal demands for the delivery are met, retailers typically provide commitments well in advance of anticipated product delivery. Accordingly, our inventory levels increase during seasonal periods when retailers are not opening or remodeling stores, typically November through April.

CUSTOMERS

Our customers in the specialty retail market consist of bookstore chains, music stores and other specialty retailers. Our customers in the mainstream retail market consist primarily of grocery stores, drug stores and mass merchandise retailers. Two customers account for a large percentage of our total revenues. Barnes & Noble, Inc. accounted for 27.5%, 28.7%, and 28.3% in the fiscal years ended January 31, 2006, 2005 and 2004 respectively. Borders Group, Inc. accounted for 6.3%, 24.5%, and 25.1% of total revenues in the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Revenues provided by Barnes & Noble, Inc. and Borders Group for the fiscal year ended January 31, 2006 include revenues generated by Alliance and Levy from the date of their respective acquisitions.

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

SEASONALITY AND INFLATION

Our CD and DVD Fulfillment segment is highly seasonal. The fiscal fourth quarter is typically the largest revenue producing quarter due to increased distribution of pre-recorded music, videos, and video games during the holiday shopping season.

Our Magazine Fulfillment segment is generally not impacted by a significant amount of seasonality. The fiscal third quarter is typically the largest revenue quarter due to increased distribution of certain monthly titles, such as fashion titles and sports titles, and various quarterly, semi-annual and annual titles that are only produced and distributed in the third quarter to be in retail stores during the holiday shopping season.

Our In-Store Services segment is also highly seasonal. Historically, the largest revenue producing fiscal quarters for this segment are the second and third. This is primarily due to the fact that most retailers we design, manufacture and deliver product to want their goods in their retail stores prior to the holiday shopping season, which is our fourth quarter.

The moderate rate of inflation over the past three years has not had a significant effect on our revenues or profitability.

COMPETITION

Each of our business units faces significant competition. Our Fulfillment group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News LLC, Anderson Merchandisers, L.P., Hudson News Company, News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major record labels and film studios compete with us by establishing direct trading relationships with the larger retail chains.

Our In-Store Services group has a very limited number of direct competitors for its claims submission program, and it competes in a highly fragmented industry with other manufacturers for wood and wire display fixture business. In addition, some of this group's information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors.

The principal competitive factors faced by each of our business units are price, financial stability, breadth of products and services, and reputation.

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

EMPLOYEES

As of April 3, 2006, we had approximately seven thousand employees, of whom approximately four thousand were full-time employees. Approximately eight hundred of our employees are covered by collective bargaining agreements that expire at various times through October 31, 2008. We are currently in negotiations with several unions whose collective bargaining agreements have expired. We believe our relations with our employees are good.

RECENT DEVELOPMENTS

ACQUISITION OF ANDERSON MID-ATLANTIC NEWS, LLC

On March 30, 2006, we completed the acquisition of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") a major distributor of magazines in the mid-Atlantic region. The results of operations for Mid-Atlantic will be included in our fiscal 2007 consolidated results of operations from the date of acquisition forward.

ACQUISITION OF ANDERSON-SCN SERVICES, LLC

On March 30, 2006, we completed the acquisition of Anderson-SCN Services, LLC ("SCN"), major distributors of magazines in the southern California region. The results of operations for SCN will be included in our fiscal 2007 consolidated results of operations from the date of acquisition forward.

ACQUISITION OF CHAS. LEVY CIRCULATING CO.

On May 10, 2005, we signed a Unit Purchase Agreement to acquire all of the outstanding equity interests of Chas. Levy Circulating Co., LLC ("Levy") from its sole member, Chas. Levy Company, LLC, for a purchase price of approximately $30 million, subject to certain adjustments. Chas. Levy Circulating Co. is one of the principal magazine wholesalers in the United States and distributes magazines from all leading publishers to more than 9,000 store fronts operated by leading retail chains throughout the midwest, east and west coasts. The results of Levy's operations have been included in our Consolidated Statements of Income since May 10, 2005.

Concurrent with the acquisition, we entered into a separate 10-year marketing and service agreement with Levy Home Entertainment, LLC., a Chas Levy company not included in the transaction. Levy Home Entertainment is a full line book distributor.

ACQUISITION OF ALLIANCE

On February 28, 2005, we completed the acquisition of Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market. In connection with the acquisition we issued approximately 26.9 million shares of our common stock to the former Alliance stockholders and assumed options, warrants and other obligations to issue approximately 0.9 million shares of our common stock.

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

We consummated the acquisition of Alliance to further our objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products. We expect to benefit from substantial cost savings in the areas of procurement, marketing, information technology and administration and from other operational efficiencies, particularly in the distribution and fulfillment functions, where we plan to consolidate some distribution operations, reorganize others and leverage our best practices across all of our distribution operations.

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

As a result of the Reincorporation, the rights of our stockholders became subject to and are now governed by Delaware law, a new certificate of incorporation and new bylaws. Certain differences in the rights of stockholders arise from distinctions between Missouri law and Delaware law, as well as from differences between the charter instruments of our Company. These differences are described in the section entitled "Comparison of Stockholder Rights and Corporate Governance Matters" on pages 149-165 of the Registrant's Registration Statement on Form S-

4/A filed on January 18, 2005, which section is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-K.

RISKS RELATING TO THE BUSINESS

WE HAVE A CONCENTRATED CUSTOMER BASE AND OUR REVENUES COULD BE ADVERSELY AFFECTED IF WE LOSE ANY OF OUR LARGEST CUSTOMERS OR THESE CUSTOMERS ARE UNABLE TO PAY AMOUNTS DUE TO US.

A significant percentage of our sales are derived from a limited number of customers. In particular, for the year ended January 31, 2006, Barnes & Noble, Inc. accounted for approximately 27.5% of our total revenues.

We expect to continued to be dependent on a small number of customers for a substantial portion of our revenues. If any of these customers were to terminate their relationship with us, significantly reduce their purchases from us or experience problems in paying amounts due to us, it would result in a material reduction in our revenues and operating profits.

WE DEPEND ON ACCESS TO CREDIT.

We will have significant working capital requirements principally to finance inventory and accounts receivables. We are currently a party to a revolving credit facility with a syndicate of lenders arranged by Wells Fargo Foothill, Inc. In addition, we are extended trade credit by our suppliers.

Our business will depend on the availability of a credit facility and continued extension of credit by suppliers to support our working capital requirements. To maintain the right to borrow revolving loans and avoid a default under a credit facility, we will be required to comply with various financial and operating covenants and maintain sufficient eligible assets to support revolving loans pursuant to a specified borrowing base. Our ability to comply with these covenants or maintain sufficient eligible assets may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may be unable to comply with these covenants or maintain sufficient eligible assets in the future. A breach of any of these covenants or the failure to maintain sufficient eligible assets could result in a default under these credit facilities. If we default, our lenders will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lenders could proceed against the collateral interest granted to them to secure that indebtedness. The results of such actions would have a significant negative impact on our results of operations and financial condition.

A DISRUPTION IN THE OPERATIONS OF OUR KEY SHIPPER OR SHARPLY HIGHER COSTS COULD CAUSE A DECLINE IN OUR SALES OR A REDUCTION IN OUR EARNINGS.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis. If we cannot deliver our products in an efficient and timely manner, our customers may reduce their orders from us and our revenues and operating profits could materially decline.

For the year ended January 31, 2006, our freight cost represented approximately 4.8% of our revenue. If freight costs were to increase and we were unable to pass that increase along to our customers due to competition within our industry, our financial results could materially suffer.

In a rising fuel cost environment, our freight costs may increase. If we are unable to pass the increased costs along to our customers, our results of operation may materially decline.

OUR STRATEGY WILL INCLUDE MAKING ADDITIONAL ACQUISITIONS THAT MAY PRESENT RISKS TO THE BUSINESS.

Making additional strategic acquisitions is part of our strategy. The ability to make acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions, including those that we have already made, may pose certain risks to us. These include the following:

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

      - we may not achieve the expected benefits of the transactions including increased market opportunities, revenue synergies and cost savings from operating efficiencies;

      - difficulties in integrating the acquired businesses could disrupt client service and cause us to lose customers;

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

OUR REVENUE FROM THE SALES OF DVDS AND CDS MAY SUFFER DUE TO A SHIFT IN CONSUMER DEMAND AWAY FROM THE PHYSICAL MEDIA AND TOWARD DIGITAL DOWNLOADING AND OTHER DELIVERY METHODS.

Current technology allows consumers to buy music digitally from many providers such as Apple Computer (through iTunes), Music Match, Rhapsody, Microsoft (through MSN) and others. The sale of digital music has grown significantly in the past year, and the recording industry saw sales revenue for CDs decline significantly from 2001 to 2005. As this method of selling music increases in popularity and gains consumer acceptance, it may adversely impact our sales and profitability. The recording industry also continues to face difficulties as a result of illegal online file-sharing and downloading. While industry associations and manufacturers have successfully launched legal action against downloaders and file sharers to stop this practice, there can be no assurance of the effect of these lawsuits. File sharing and downloading, both legitimate and illegal, could continue to exert pressure on the recording industry and the demand for CDs. Additionally, as other forms of media become available for digital download, our sales and profitability attributable to CDs and DVDs may be adversely affected.

Recent advances in the technologies to deliver movies to viewers may adversely affect public demand for DVDs offered by us. For example, some digital cable providers and internet companies offer movies "on demand" with interactive capabilities such as start, stop and rewind. Direct broadcast satellite and digital cable providers have been able to enhance their on-demand offerings as a result of their ability to transmit over numerous channels. Although not as advanced as the digital distribution of music, Apple Computer (through iTunes) and others have begun to offer video content digitally. Apart from on-demand technology, the recent development and enhancement of personal video recorder technology with "time-shifting" technology (such as that used by TiVo and certain cable companies) has given viewers greater interactive control over broadcasted movies and other program types. Also, companies such as Blockbuster Entertainment and NetFlix are now offering subscription services which provide consumers the ability to rent VHS cassettes and DVDs for indefinite periods of time without being subject to late fees. If these methods of watching filmed entertainment increase in popularity and gain consumer acceptance, they may adversely impact sales and profits.

WE PARTICIPATE IN HIGHLY COMPETITIVE INDUSTRIES AND COMPETITIVE PRESSURES MAY RESULT IN A DECREASE IN OUR REVENUES AND PROFITABILITY.

Each of our business units faces significant competition. Our Fulfillment group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News Company, Anderson Merchandisers, L.P., Hudson News Company, News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major record labels and film studios periodically compete with us by establishing direct trading relationships with the larger retail chains.

Our In-Store Services group competes in a highly fragmented industry with other manufacturers for wood and wire display fixture business. In addition, some of this group's information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors.

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

WE CONDUCT A GROWING PORTION OF OUR BUSINESS INTERNATIONALLY, WHICH PRESENTS ADDITIONAL RISKS TO US OVER AND ABOVE THOSE ASSOCIATED WITH OUR DOMESTIC OPERATIONS.

Approximately 2.1% of our total revenues for the year ended January 31, 2006 were derived from the export of U.S. publications to overseas markets, primarily to the United Kingdom and Australia. In addition, approximately 6.9% of our gross domestic distribution for the year ended January 31, 2006, consisted of the domestic distribution of foreign publications imported for sale to U.S. markets.

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

SUBSTANTIALLY ALL OF THE MAGAZINES DISTRIBUTED BY US ARE PURCHASED FROM FOUR SUPPLIERS AND OUR REVENUES COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO RECEIVE MAGAZINE ALLOTMENTS FROM THESE SUPPLIERS.

Substantially all of the magazines distributed in the United States are supplied by or through one of four national distributors, Comag Marketing Group, LLC, Curtis Circulation Company, Kable Distribution Services, Inc. and Time Warner Retail Sales and Marketing, Inc. Each title is supplied by one of these national distributors to us and cannot be purchased from any alternative source. Our success is largely dependent on our ability to obtain product in sufficient quantities on competitive terms and conditions from each of the national distributors. In order to qualify to receive copy allotments, we are required to comply with certain operating conditions, which differ between the specialty retail market and the mainstream market. Our ability to economically satisfy these conditions may be affected by events beyond our control, including the cooperation and assistance of our customers. A failure to satisfy these conditions could result in a breach of our purchase arrangements with our suppliers and entitle our suppliers to reduce our copy allotment or discontinue our right to receive product for distribution to our customers. If our supply of magazines were reduced, interrupted or discontinued, customer service would be disrupted and existing customers may reduce or cease doing business with us altogether, thereby causing our revenue and operating income to decline and result in failure to meet expectations.

IF WE WERE UNABLE TO RECEIVE OUR CD AND DVD PRODUCTS FROM OUR TOP SUPPLIERS, OUR SALES AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

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

VIRTUALLY ALL OF OUR SALES ARE MADE ON A "SALE OR RETURN" BASIS AND HIGHER THAN EXPECTED RETURNS COULD CAUSE US TO OVERSTATE REVENUE FOR THE PERIOD AFFECTED.

As is customary in the home entertainment content product industry, virtually all of our sales will be made on a "sale or return" basis. During the year ended January 31, 2006, approximately 60 out of every 100 magazine copies distributed domestically by Source Interlink and approximately 19 out of every 100 DVDs and CDs distributed domestically by Alliance were returned unsold by their customers for credit; however, the sell-through rate can vary from period to period. Revenues from the sale of merchandise that we distribute are recognized at the time of delivery, less a reserve for estimated returns. The amount of the return reserve is estimated based on historical sell-through rates. If sell-through rates in any period are significantly less than historical averages, this return reserve could be inadequate. If the return reserve proved inadequate, it would indicate that actual revenue in prior periods was less than accrued revenue for such periods. This would require an increase in the amount of the return reserve for subsequent periods which may result in a reduction in operating income for such periods.

SALES OF DVDS AND CDS ARE HIGHLY SEASONAL AND OUR FINANCIAL RESULTS COULD BE NEGATIVELY IMPACTED IF THE FOURTH QUARTER SALES OF DVDS AND CDS ARE WEAK.

Our CD and DVD Fulfillment segment generated 31.7% of its total net sales in the fourth quarter of fiscal 2006 coinciding with the holiday shopping season. Factors that could adversely affect sales and profitability in the fourth quarter include:

      -     unavailability of, and low customer demand for, particular products;

      -     unfavorable economic and geopolitical conditions;

      -     inability to hire adequate temporary personnel;

      -     weather conditions;

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

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

To manage future growth, our management must continue to improve operational and financial systems and expand, train, retain and manage its employee base. We will likely be required to manage an increasing number of relationships with various customers and other parties. Our management may not be able to manage the company's growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion could be halted and we could lose opportunities to gain significant market share. Any inability to manage growth effectively may harm our business.

OUR OPERATIONS COULD BE DISRUPTED IF OUR INFORMATION SYSTEMS FAIL, CAUSING INCREASED EXPENSES AND LOSS OF SALES.

Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems, including our replenishment and order regulation systems, and other information technology. If we were to fail for any reason or if we were to experience any unscheduled down times, even for only a short period, its operations and financial results could be adversely affected. We have in the past experienced performance problems and unscheduled down times, and these problems could recur. Our systems could be damaged or interrupted by fire, flood, hurricanes, power loss, telecommunications failure, break-ins or similar events. We have formal disaster recovery plans in place. However, these plans may not be entirely successful in preventing delays or other complications that could arise from information systems failure, and, if they are not successful, our business interruption insurance may not adequately compensate it for losses that may occur.

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

THE DVD AND CD BUSINESS DEPENDS IN PART ON THE CURRENT ADVERTISING ALLOWANCES, VOLUME DISCOUNTS AND OTHER SALES INCENTIVE PROGRAMS, AND OUR RESULTS OF OPERATION COULD BE ADVERSELY AFFECTED IF THESE PROGRAMS WERE DISCONTINUED OR MATERIALLY MODIFIED.

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

RISKS RELATED TO YOUR OWNERSHIP OF OUR STOCK

WE HAVE A SIGNIFICANT STOCKHOLDER WHOSE INTERESTS MAY CONFLICT WITH YOURS.

Our largest stockholder, AEC Associates, L.L.C. beneficially owned approximately 34% of our outstanding voting power as of April 10, 2006. For as long as AEC Associates (together with its members and affiliates acting as a group) owns an aggregate of at least 10% of our outstanding common stock, AEC Associates will have certain additional director designation rights as further described in the risk factor entitled "We have limitations on changes of control that could reduce your ability to sell our shares at a premium." For example, for actions that require a supermajority of the board, such as a change of control, AEC Associates designated directors may effectively have enough votes to prevent any such action from being taken by us. As a result, AEC Associates will have the ability through its ownership of our common stock and its representation on the board to exercise significant influence over our major decisions and over all matters requiring stockholder approval. AEC Associates may have interests that differ from those of our stockholders.

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

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

Our common stock is currently traded on the Nasdaq National Market. Our average daily trading volume for the three month period ending April 10, 2006 was approximately 465,000 shares. In the future, we may experience more limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from a high of $13.19 to a low of $9.38 for the 52-week period ending January 31, 2006. Broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, announcements of new services, additions or departures of key personnel, quarterly fluctuations in our financial results, changes in analysts' estimates of our financial performance, general conditions in our industry and conditions in the financial markets and a variety of other risk factors, including the ones described elsewhere in this Annual Report on Form 10-K. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management's attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 27500 Riverview Center Boulevard, Bonita Springs, Florida. As of April 3, 2006, we owned or leased approximately
1.1 million square feet of manufacturing facilities, 1.8 million square feet of distribution centers and 0.1 million square feet of office space. The following table presents information concerning our principal properties:

     Location                  Description                     Segment         Size (square feet)  Owned/Leased
------------------  ---------------------------------  ----------------------  ------------------  ------------
Bonita Springs, FL               Office                Worldwide headquarters        95,000           Leased
Coral Springs, FL      Distribution center/Office      CD and DVD fulfillment        244,000           Owned
Shepherdsville, KY         Distribution center         CD and DVD fulfillment        168,000          Leased
   Ontario, CA             Distribution center          Magazine fulfillment         160,000          Leased
   Chicago, IL             Distribution center          Magazine fulfillment         66,000           Leased
   Brainerd, MN            Distribution center          Magazine fulfillment         29,000           Leased
  Lancaster, PA            Distribution center          Magazine fulfillment         106,000          Leased
    Dallas, TX             Distribution center          Magazine fulfillment         48,000           Leased
  Harrisburg, PA           Distribution center          Magazine fulfillment         142,000          Leased
   Rockford, IL     Manufacturing/Distribution center     In-store services       300,000/9,000        Owned
   Brooklyn, NY               Manufacturing               In-store services          92,000           Leased
 Vancouver, B.C.              Manufacturing               In-store services          51,000           Leased
    Quincy, IL           Manufacturing/Warehouse          In-store services      260,000/160,000       Owned
  Albemarle, NC               Manufacturing               In-store services          194,000          Leased

We believe our facilities are adequate for our current level of operations and that all of our facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

We are party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, we believe that none of these actions, individually or the in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

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

                                    High       Low
                                  --------  ---------
Year ended January 31, 2005
   First quarter                  $  13.58  $  10.31
   Second quarter                 $  11.39  $   8.89
   Third quarter                  $  10.73  $   8.39
   Forth quarter                  $  13.32  $  10.20

Year ended January 31, 2006
   First quarter                  $  12.51  $  10.36
   Second quarter                 $  13.20  $   9.20
   Third quarter                  $  12.70  $   9.36
   Forth quarter                  $  11.65  $   9.66

HOLDERS

As of April 10, 2006, there were approximately 147 holders of record of our common stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Our board of directors presently intends to retain all of our earnings, if any, for the development of our business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon a number of factors, including, among others, any restrictions contained in our credit facilities and out future earnings, operations, capital requirements and general financial condition and such other factors that our board of directors may deem relevant. Currently, our credit facilities prohibit the payment of cash dividends or other distributions on our capital stock or payments in connection with the purchase, redemption, retirement or acquisition of our capital stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents information about securities authorized for issuance under equity compensation plans as of January 31, 2006:

                      Number of securities to be issued  Weighted-average exercise price of    Number of securities remaining
                        upon exercise of outstanding      outstanding options, warrants and  available for future issuance under
     Plan category      options, warrants and rights                   rights                   equity compensation plans(a)
-------------------  ----------------------------------  ----------------------------------  -----------------------------------
Equity compensation
 plans approved by
 security holders                3,927,190                              $7.64                               290,522

----------
(a) Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data are only a summary and should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2004, 2005 and 2006 and the balance sheet data as of January 31, 2005 and 2006, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our financial statements audited by BDO Seidman, LLP, an independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended January 31, 2002 and 2003 and the balance sheet data as of January 31, 2002, 2003 and 2004, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. On February 28, 2005, we consummated our merger with Alliance Entertainment Corp. The results of operations of Alliance are included in the selected financial data presented below for the period beginning March 1, 2005 and ending January 31, 2006 only. Also on May 10, 2005, we consummated our acquisition of Chas. Levy Circulating Co, LLC. The results of operations of Levy are included in the selected financial data presented below for the period beginning May 10, 2005 and ending January 31, 2006. For a description of the merger of Source Interlink and Alliance and the acquisition of Levy, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical operating results are not necessarily indicative of the results that may be expected for any future period.

                                                                           Year ended January 31,
                                                  -------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 2006           2005         2004(c)      2003(c)       2002(c)
                                                  ------------   ------------   -----------  -----------  -----------
Consolidated statement of operations data:
   Revenues                                       $  1,527,451   $    356,644   $   315,791  $   269,191  $   218,697
   Cost of revenues                                  1,219,997        258,851       229,748      197,431      159,660
                                                  ------------   ------------   -----------  -----------  -----------

   Gross profit                                        307,454         97,793        86,043       71,760       59,037
   Selling, general and administrative expenses        196,080         55,130        50,538       43,710       36,464
   Fulfillment freight                                  72,806         21,067        16,381       14,721        7,931
   Relocation expenses(a)                                   --          2,450         1,730        1,926           --
   Amortization of goodwill                                 --             --            --           --        5,424
   Goodwill impairment charge(b)                            --             --            --           --       48,993
   Loss on sale of land and building                        --         (1,122)           --           --           --
   Merger and acquisition charges                        3,319
                                                  ------------   ------------   -----------  -----------  -----------

   Operating income                                     35,249         18,024        17,394       11,403      (39,775)
   Other income (expense):
      Interest expense                                  (6,794)        (1,575)       (3,427)      (3,473)      (2,650)
      Interest income                                      220            175           358          277           --
      Deferred loan costs                                   --         (1,495)         (865)          --           --
      Other                                                203            161           393          445       (2,390)
                                                  ------------   ------------   -----------  -----------  -----------

   Total other expense                                  (6,371)        (2,734)       (3,541)      (2,751)      (5,040)
                                                  ------------   ------------   -----------  -----------  -----------

   Income from continuing operations
        before income taxes                             28,878         15,290        13,853        8,652      (44,815)
   Income tax expense (benefit)                         14,553          2,228         3,690          893         (969)
                                                  ------------   ------------   -----------  -----------  -----------

   Income from continuing operations                    14,325         13,062        10,163        7,759      (43,846)
   Loss from discontinued operation, net of tax         (1,446)          (980)         (115)        (421)     (29,019)
                                                  ------------   ------------   -----------  -----------  -----------

   Net income                                     $     12,879   $     12,082   $    10,048  $     7,338  $   (72,865)
                                                  ============   ============   ===========  ===========  ===========

   Earnings (loss) per share - basic
      Continuing operations                       $       0.29   $       0.57   $      0.55  $      0.42  $     (2.45)
      Discontinued operations                            (0.03)         (0.04)        (0.01)       (0.02)       (1.62)
                                                  ------------   ------------   -----------  -----------  -----------

   Total                                          $       0.26   $       0.53   $      0.54  $      0.40  $     (4.07)
                                                  ============   ============   ===========  ===========  ===========

   Earnings (loss) per share - diluted
      Continuing operations                       $       0.28   $       0.53   $      0.52  $      0.42  $     (2.45)
      Discontinued operations                            (0.03)         (0.04)        (0.01)       (0.02)       (1.62)
                                                  ------------   ------------   -----------  -----------  -----------

   Total                                          $       0.25   $       0.49   $      0.51  $      0.40  $     (4.07)
                                                  ============   ============   ===========  ===========  ===========

   Weighted average of shares
        outstanding in computing
      Basic net income per share                        49,097         22,963        18,476       18,229       17,915
      Diluted net income per share                      50,894         24,833        19,866       18,478       17,915

                                                                          At January 31,
                                        ----------------------------------------------------------------------------
(IN THOUSANDS)                               2006             2005           2004           2003            2002
                                        ------------     -----------     -----------     ----------     ------------
Consolidated balance sheet data:
   Cash                                 $     23,239     $     1,387     $     4,963     $    5,570     $      2,943
   Working capital                      $     54,783     $    41,186     $    19,418     $   (3,519)    $     (9,424)
   Total assets                         $    884,472     $   197,753     $   164,101     $  157,239     $    164,430
   Current maturities of debt           $      6,984     $     5,630     $     4,059     $   29,215     $     42,097
   Debt, less current maturities        $     81,845     $    34,139     $    31,541     $   17,026     $     15,578
   Total liabilities                    $    424,879     $    70,070     $    97,027     $  106,320     $    120,887
   Total equity                         $    459,593     $   127,683     $    67,074     $   50,919     $     43,543

----------
(a) In 2003 and 2004, relocation costs relate to the consolidation of our prior offices from St. Louis, MO, High Point, NC and San Diego, CA to our new offices in Bonita Springs, FL. In addition, during fiscal 2005, we relocated distribution centers from Milan, OH, San Diego, CA and Kent, WA to Harrisburg, PA and Carson City, NV.

(b) Charge related to the impairment of the goodwill attributed to our Magazine Distribution and Wood Manufacturing businesses.

(c)   2003 and 2004 are restated for the discontinued operations as discussed in
      Note 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Throughout this section we discuss and refer to the following reportable segments:

- Magazine Fulfillment - Our Magazine Fulfillment group provides domestic and foreign titled magazines to specialty retailers, such as bookstores and music stores, and to mainstream retailers, such as supermarkets, discount stores, drug stores, convenience stores and newsstands. This group also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide. We provide fulfillment services to more than 36,000 retail stores, 21,000 of which also benefit from our selection and logistical procurement services.

- CD and DVD Fulfillment - Our CD and DVD Fulfillment group sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

- In-Store Services - Our In-Store Services group designs, manufactures and invoices participants in front-end fixture programs, provides claim filing services for rebates owed retailers from publishers and their agents, designs, manufactures, ships, installs and removes front-end fixtures and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

- Shared Services - Our Shared Services group consists of overhead functions not allocated to the other groups. These functions include corporate finance, human resource, management information systems and executive management that are not allocated to the three operating groups. Upon completion of the consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not attributable to any of our three main operating groups. Prior to fiscal year 2004, these expenses were included within our In-Store Services group.

This segment structure represents a change in organizational structure from that reported in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the fiscal year ended January 31, 2005. The segment organization presented herein corresponds to the financial and other reporting received by our chief operating decision maker. For additional financial and geographic information regarding our segments and a discussion of the change in organizational structure, see Note 17 "Segment Information" to our Consolidated Financial Statements.

OVERVIEW

On February 28, 2005, we completed the acquisition of Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated as of November 18, 2004 (the "Merger Agreement").

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

We consummated the merger with Alliance to further our objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products. We believe that the merger has provided significant market opportunities to take advantage of our strong retailer relationships and experience in marketing our products by expanding product offerings beyond our existing magazine fulfillment business to DVDs, CDs, video games and related home entertainment products and accessories. In addition, we believe that our in-store merchandising capabilities have been strengthened. We also believe this transaction has positioned us as the distribution channel of choice for film studios, record labels, publishers and other producers of home entertainment content products. We have benefited from substantial cost savings in the areas of procurement, marketing, information technology and administration and from other operational efficiencies, particularly in the distribution and fulfillment functions, where we have consolidated some distribution operations, reorganized others and leveraged our best practices across all of our distribution operations. As a result, we believe the merger has enhanced our financial strength, increased our visibility in the investor community and strengthened our ability to pursue further strategic acquisitions.

The total purchase price of approximately $315.5 million consisted of $304.7 million in Source Interlink common stock, representing approximately 26.9 million shares, $6.5 million related to the exchange of approximately 0.9 million shares of common stock on exercise of outstanding stock options, warrants and other rights to acquire Alliance common stock and direct transaction costs of $4.3 million. The value of the common stock was determined based on the average market price of Source Interlink common stock over the 5-day period prior to and after the announcement of the merger in November 2004. The value of the stock options was determined using the Black-Scholes option valuation model.

On May 10, 2005, we entered into a Unit Purchase Agreement with Chas. Levy Company, LLC. Under the terms of the agreement, we purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC ("Levy") from Seller for a purchase price of approximately $30 million, subject to adjustment based on Levy's net worth as of the closing date of the transaction. In addition, approximately $19.3 million was also provided on the date of acquisition to repay all outstanding intercompany debt of Levy. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

On March 30, 2006, we entered into a Unit Purchase Agreement, under which we purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note will be repaid by the Company over a six month period beginning April 2006 and bears interest at LIBOR minus one. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit.

On March 30, 2006, we entered into a Unit Purchase Agreement, under which we purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC ("SCN") from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The promissory note will be repaid by the Company over a six month period beginning April 2006 and bear interest at LIBOR minus one. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit.

DISCONTINUED OPERATION

In November 2004, we sold and disposed of our secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unrelated third party. All assets and liabilities relating to our secondary wholesale distribution operation were not assumed by the buyer. We recognized a gain on sale of this business of $1.4 million ($0.8 net of tax) in the fourth quarter of fiscal year 2005.

The following amounts related to our Magazine Fulfillment segment's discontinued operation (secondary wholesale distribution business) have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of income:


                                                                                    Year ended January 31,
                                                                            -------------------------------------
(IN THOUSANDS)                                                                  2006         2005         2004
                                                                            -----------  -----------  -----------
Revenue                                                                     $        --  $    13,380  $    17,343

Loss before income taxes                                                    $    (2,410) $    (3,033) $      (191)
Income tax benefit                                                                  964        1,213           76
                                                                            -----------  -----------  -----------

Loss from discontinued operation, net of tax                                     (1,446)      (1,820)        (115)

Pre-tax gain on sale of discontinued business                                        --        1,400           --
Income tax expense                                                                   --         (560)          --
                                                                            -----------  -----------  -----------

Gain on sale of business, net of tax                                                 --          840           --
                                                                            -----------  -----------  -----------

Discontinued operation, net of tax                                          $    (1,446) $      (980) $      (115)
                                                                            ===========  ===========  ===========

EXPLANATION OF FINANCIAL STATEMENT LINE ITEMS

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

The CD and DVD Fulfillment group derives revenues from:

      - selling and distributing pre-recorded music, movies, video games and related products primarily to specialty and mainstream retailers throughout the United States;

      - providing return processing services for major specialty and mainstream retailers; and

      - serving as an outsourced fulfillment agent and backroom operator for movie studios and record labels.

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

COST OF REVENUES

The cost of revenues for the Magazine Fulfillment group consists of the costs of magazines purchased for resale less all applicable publisher discounts and rebates.

The cost of revenues for the CD and DVD Fulfillment group consists of the costs of CDs and DVDs purchased for resale less all applicable discounts and rebates.

The cost of revenues for the In-Store Services group includes:

      - raw materials consumed in the production of display fixtures, primarily steel, wood and plastic components;

      -     production labor; and

      -     manufacturing overhead.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

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

FULFILLMENT FREIGHT

Fulfillment freight consists of our direct costs of distributing magazines, CDs and DVDs by third-party freight carriers, primarily UPS ground service, and the cost of delivery by company-owned trucks. Third party freight rates are driven primarily by the weight of the copies being shipped and the distance between origination and destination.

Fulfillment freight is not disclosed as a component of cost of revenues, and, as a result, gross profit and gross profit margins are not comparable to other companies that include shipping and handling costs in cost of revenues.

Fulfillment freight has increased proportionately as the amount of product we distribute has increased. We anticipate the continued growth in our Magazine Fulfillment and CD and DVD Fulfillment groups will result in an increase in fulfillment freight. Generally, as pounds shipped increase, the cost per pound charged by third party carriers decreases. As a result, fulfillment freight as a percent of the Magazine Fulfillment and CD and DVD Fulfillment groups' gross revenues should decline slightly in the future.

RELOCATION EXPENSE

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, information relating to our continuing operations (in thousands):

                                                                 Year ended January 31,
                                       -----------------------------------------------------------------------
                                                 2006                     2005(a)                  2004(a)
                                       --------------------     ---------------------      --------------------
                                         Amount      Margin%       Amount      Margin%       Amount      Margin%
                                       ----------    ------     -----------    ------      ---------     ------
CD AND DVD FULFILLMENT
  Revenues                             $  889,380               $        --                $       --
  Cost of revenues                        733,173                        --                        --
  Gross profit                            156,207      17.6%             --        --              --        --
  Operating expenses(b)                   121,704                        --                        --
  Operating income                         34,503       3.9%             --        --              --        --

MAGAZINE FULFILLMENT
  Revenues                             $  566,438               $   280,171                $  238,471
  Cost of revenues                        437,869                   210,639                   179,460
  Gross profit                            128,569      22.7%         69,532      24.8%         59,011      24.7%
  Operating expenses(b)                   114,747                    53,030                    44,585
  Operating income                         13,822       2.4%         16,502       5.9%         14,426       6.0%

IN-STORE SERVICES
  Revenues                             $   71,633               $    76,473                $   77,320
  Cost of revenues                         48,955                    48,212                    50,288
  Gross profit                             22,678      31.7%         28,261      37.0%         27,032      35.0%
  Operating expenses(b)                     9,460                    10,018                     9,618
  Operating income                         13,218      18.5%         18,243      23.9%         17,414      22.5%

SHARED SERVICES
  Revenues                             $       --               $        --                $       --
  Cost of revenues                             --                        --                        --
  Gross profit                                 --        --              --        --              --        --
  Operating expenses(b)                    26,294                    16,721                    14,446
  Operating income                        (26,294)       --         (16,721)       --         (14,446)       --

TOTAL
  Revenues                             $1,527,451               $   356,644                $  315,791
  Cost of revenues                      1,219,997                   258,851                   229,748
  Gross profit                            307,454      20.1%         97,793      27.4%         86,043      27.2%
  Operating expenses(b)                   272,205                    79,769                    68,649
  Operating income                         35,249       2.3%         18,024       5.4%         17,394       5.5%
                                       ----------    ------     -----------    ------      ---------     ------

----------
(a) Restated to include the results of the former Wood Manufacturing segment in the results of the In-Store Services segment.

(b) Operating expenses include selling, general and administrative expenses, fulfillment freight, relocation expenses, depreciation and amortization, merger and acquisition costs and loss on sale of land and building.

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 31, 2006 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2005

REVENUES

Overall revenues for the fiscal year ended January 31, 2006 increased $1.2 billion, or 328.3%from the prior year due primarily to the acquisitions of Alliance by our CD and DVD Fulfillment group and Levy by our Magazine Fulfillment group.

The acquisition of Alliance on February 28, 2005 created our CD and DVD Fulfillment group. The results of operations of our CD and DVD Fulfillment group have been included in our consolidated results of operations since the acquisition date. The revenues from that group were $889.4 million for the fiscal year ended January 31, 2006. There were no revenues from the CD and DVD Fulfillment group during the prior fiscal year.

Our Magazine Fulfillment group's revenues were $566.4 million, an increase of $286.2 million or 102.2% as compared to the fiscal year ended January 31, 2005. The group's revenues for the fiscal year ended January 31, 2006 are comprised of the following components:

                                                                             Year ended January 31,
                                                                            ------------------------
(IN MILLIONS)                                                                   2006         2005       Change
                                                                            -----------  -----------  ----------
Domestic mainstream                                                         $     319.6  $      18.4  $    301.2
Domestic specialty                                                                215.1        223.3        (8.2)
Export distribution                                                                31.7         38.5        (6.8)
                                                                            -----------  -----------  ----------

Total                                                                       $     566.4  $     280.2  $    286.2
                                                                            ===========  ===========  ==========

Revenue consists of the gross amount of magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of Grocery, Discount, Transportation Terminals, Convenient Stores and Drug Stores. The mainstream distribution channel's revenues include book and magazine distribution. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Chas. Levy Circulating Company, a leading magazine wholesaler based in Chicago, IL with distribution centers in Chicago, Lancaster, PA, Brainerd, MN, and City of Industry, CA. In March 2006, the group acquired additional distribution territories from Anderson News, LLC as described above in Southern California and Washington D.C./ Baltimore markets. Estimated annualized revenue in these two markets is approximately $250 million.

Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of Bookstores, Music outlets, Office Supply stores and Computer stores. The decrease in revenues is due to an overall decrease in efficiencies in our two major bookstore chains.

Export revenues originate from the sale of US based titles to foreign magazine wholesalers and brokers for distribution overseas. The decrease in the export revenues relates primarily to lower overall efficiencies.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 35.0%, 42.3% and 34.7% for the mainstream, specialty and export groups, respectively. The prior year comparable period efficiencies were 43.3%, 46.1% and 42.1%.

Our In-Store Services group's revenues for the fiscal year ended January 31, 2006 were $71.6 million, a decrease of $4.8 million or 6.3% as compared to the prior fiscal year.

The group's revenues for 2006 and 2005 are comprised of the following components:

                                                                             Year ended January 31,
                                                                            ------------------------
(IN MILLIONS)                                                                   2006         2005       Change
                                                                            -----------  -----------  ----------
Claim filing and information                                                $      16.9  $      17.3  $     (0.4)
Wire manufacturing                                                                 26.0         36.8       (10.8)
Wood manufacturing                                                                 28.7         22.3         6.4
                                                                            -----------  -----------  ----------

Total                                                                       $      71.6  $      76.4  $     (4.8)
                                                                            ===========  ===========  ==========

Our claim filing revenues are recognized at the time the claim is paid. The decrease in revenues in the fiscal year ended January 31, 2006 relate to the timing of the cash payments received on the claims. Information services revenue increased by approximately $1.0 million over the prior year relating to additional information product contracts being entered into in the current year.

Our front end wire manufacturing revenues declined due to the cyclical nature of the industry and use of fixtures beyond the historical life cycle. Major chains have historically purchased new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle.

Our wood manufacturing services revenues increased due to an increase in the number of store openings and remodelings performed by our significant customers.

GROSS PROFIT

Gross profit for the fiscal year ended January 31, 2006 increased $209.7 million, or 214.4%, over the prior fiscal year primarily due to the acquisitions of Alliance and Levy.

Our Magazine Fulfillment gross profits were $128.6 million, an increase of $59.0 million or 84.9%, compared to the prior fiscal year. Gross profit margin decreased from 24.8% to 22.7%.

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

Gross profit in our In-Store Services group for the fiscal year period ended January 31, 2006 decreased $5.6 million, or 19.8%, versus the prior year. The decrease in gross profit is primarily due to decreased revenues from the wire manufacturing business, coupled with an increase in lower profit margin projects completed within the wire manufacturing business versus the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the fiscal year ended January 31, 2006 were $177.9 million, an increase of $128.2 million, or 258.0%, over the prior fiscal year primarily due to the acquisitions of Alliance and Levy.

The CD and DVD Fulfillment group's selling, general and administrative expenses were $79.6, as compared to $0 in previous fiscal year.

The Magazine Fulfillment group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. Selling, general and administrative expenses increased $40.0 million, or 140.5%, from $28.5 million to $68.5 million. The increase relates primarily to the expansion of the group's mainstream distribution infrastructure. Expenses as a percentage of revenues increased from 10.2% to 12.1%. The increase relates primarily to a high concentration of total sales being derived from mainstream accounts. As part of our mainstream distribution channel we provide in-store merchandising services to the majority of retailer accounts.

The selling, general, and administrative expenses of our In-Store Services group in the fiscal year ended January 31, 2006 increased $0.6 million, or 7.4%, compared to the fiscal year ended January 31, 2005. The increase relates to an increase in general operating expenses.

The selling, general, and administrative expenses of our Shared Services group in the fiscal year ended January 31, 2006 increased $8.0 million, or 60.5%, compared to the fiscal year ended January 31, 2005. This increase relates primarily to increases in corporate overhead and compensation as a result of the merger with Alliance and the acquisition of Levy.

FULFILLMENT FREIGHT

Fulfillment freight represents the outbound freight costs of distribution. It consists primarily of the costs, including payroll, of operating the fleet of trucks that deliver the majority of the books and magazines in the mainstream distribution channel, as well as payments to third party carriers to provide delivery service directly from our distribution centers to our customers' retail stores, which is the primary mode of delivery to our specialty retail accounts. Fulfillment freight expense increased $51.7 million, or 245.6% over the previous fiscal year. This increase related primarily to the acquisitions of Alliance and Levy.

Our CD and DVD Fulfillment group's fulfillment freight expense of $31.0 million, compared to $0 million in the previous fiscal year, accounted for most of the increase.

The Magazine Fulfillment group's freight expense increased $20.7 million, or 98.5%, from $21.1 million to $41.8 million. Freight expense as a percent of gross domestic distribution decreased from 4.0% to 3.0%. The decrease is attributable to the expansion of our distribution into the mainstream distribution channel, which overall has lower freight costs as a percent of distribution than the specialty market due to concentration of retail accounts in a single marketing territory and the utilization of our own fleet vs. servicing national accounts via third party delivery.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $14.5 million, or 385.6%, over the preceding fiscal year. This increase is primarily due to the amortization of fixed and intangible assets acquired in connection with our acquisition of Alliance and Levy. The addition of our CD and DVD Fulfillment group accounted for $11.1 million of the increase.

MERGER AND ACQUISITION COSTS

Merger costs related to the acquisition of Alliance recorded as expenses by us through January 31, 2006 totaled $3.3 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

OPERATING INCOME

Operating income for the fiscal year ended January 31, 2006 increased $17.2 million or 95.6%, compared to the fiscal year ended January 31, 2005 and operating profit margins decrease from 5.4% to 2.3 %, compared to the fiscal year ended January 31, 2005, due to the factors described above.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.

Interest expense increased $5.2 million, or 331.4%, for the fiscal year ended January 31, 2006 compared to the fiscal year ended January 31, 2005. This increase was due to significantly higher borrowings in the fiscal year ended January 31, 2006, related to the Alliance and Levy acquisitions and higher average interest rates.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside of the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

INCOME TAX EXPENSE

The effective tax rates on income from continuing operations for the years ended January 31, 2006 and January 31, 2005 were 50.4% and 14.6%, respectively. The increase in effective tax rates and differences from statutory rates relate primarily to certain non-deductible charges, including amortization of Alliance intangibles, and gains associated with the Alliance merger and a reduction in a valuation allowance in the fiscal year ended January 31, 2005.

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

The group's revenues for fiscal year 2005 and 2004 are comprised of the following components:

                                                                             Year ended January 31,
                                                                            ------------------------
(IN MILLIONS)                                                                   2005         2004       Change
                                                                            -----------  -----------  ----------
Domestic distribution                                                       $     238.9  $     204.6  $     34.3
Export distribution                                                                38.5         32.0         6.5
Other                                                                               3.8          3.4         0.4
Intra-segment sales                                                                (1.0)        (1.5)        0.5
                                                                            -----------  -----------  ----------

Total                                                                       $     280.2  $     238.5  $     41.7
                                                                            ===========  ===========  ==========

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

Our In-Store Services group's revenues for fiscal year ended January 31, 2005 were $76.4 million, a decrease of $0.9 million or 1.2% over the prior year.

The group's revenues for the fiscal year ended January 31, 2005 and 2004 are comprised of the following components:

                                                                             Year ended January 31,
                                                                            ------------------------
(IN MILLIONS)                                                                   2005         2004       Change
                                                                            -----------  -----------  ----------
Claim filing and information                                                $      17.3  $      14.0  $      3.3
Wire manufacturing                                                                 36.8         44.6        (7.8)
Wood manufacturing                                                                 22.3         18.7         3.6
                                                                            -----------  -----------  ----------

Total                                                                       $      76.4  $      77.3  $     (0.9)
                                                                            ===========  ===========  ==========

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

Our wood manufacturing services revenues increased due to an increase in the number of store openings and remodelings performed by our customers.

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

Gross profit in our In-Store Services group for the fiscal year period ended January 31, 2005 increased $1.2 million, or 4.5%, over the prior year. The increase in gross profit is primarily due operational efficiencies at our wood manufacturing facilities and a larger percentage of our sales occurring in claim filing and information which is a significantly higher margin business than our front end wire and services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, INCLUDING DEPRECIATION AND AMORTIZATION

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

The selling, general, and administrative expenses of In-Store Services in the fiscal year ended January 31, 2005 increased $0.4 million, or 4.2%, compared to the fiscal year ended January 31, 2004. The increase relates to an increase in general operating expenses offset by a reduction in executive salary expense and a head count reduction at our wood manufacturing facilities in the fiscal year ended January 31, 2005 compared to the fiscal year ended January 31, 2004.

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

Interest expense decreased $1.9 million, or 54%, for the fiscal year ended January 31, 2005 compared to the fiscal year ended January 31, 2004. This decrease was due to significantly lower borrowings in the fiscal year ended January 31, 2005. The lower borrowing levels were due to the raising of proceeds from the sale of 3.8 million shares of our common stock.

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

Our primary cash requirements for the CD and DVD Fulfillment and Magazine Fulfillment group consist of the cost of CDs and DVDs, magazines and the cost of freight, labor and facility expense associated with our distribution centers.

Our primary cash requirements for the In-Store Services group consist of the cost of raw materials, labor, and factory overhead incurred in the production of front-end and custom wood displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim. We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance not allocated to the operating groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by fiscal year as of January 31, 2006 (in thousands).


                                              Payments due during the year ending January 31,
                                       -------------------------------------------------------------
                                                                                           2011 and
                                          2007         2008         2009        2010      thereafter     Total
                                       ----------  -----------  -----------  ----------   ----------   ----------

Debt obligations                       $    6,508  $     6,970  $     4,239  $    2,509   $   67,009   $   87,235
Interest payments(a)                        5,343        4,945        4,518       4,258        9,079       28,143
Capital leases                                476          452          452         199           15        1,594
Operating leases                           11,367        9,561        8,609       7,499       21,215       58,251
                                       ----------  -----------  -----------  ----------   ----------   ----------

Total contractual cash obligations     $   23,694  $    21,928  $    17,818  $   14,465   $   97,318   $  175,223
                                       ==========  ===========  ===========  ==========   ==========   ==========

----------
(a) Interest is calculated using the prevailing weighted average rate on our outstanding debt at January 31, 2006, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

                                        Notional amounts expiring during the year ending January 31,
                                       -------------------------------------------------------------
(IN THOUSANDS)                                                                             2011 and       Total
                                          2007         2008         2009        2010      thereafter
                                       ----------  -----------  -----------  ----------   ----------   ----------
Financial standby letters of credit    $    9,489  $        --  $        --  $       --   $       --   $    9,489
                                       ----------  -----------  -----------  ----------   ----------   ----------

OPERATING CASH FLOW

Net cash provided by (used in) operating activities was $58.8 million, ($11.5) million and $12.3 million for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Operating cash flows for the fiscal year ended January 31, 2006 were primarily from net income of $12.9 million, plus non-cash charges including depreciation and amortization of $20.1 million and provisions for losses on accounts receivable of $6.1 million and deferred income taxes of $7.4 million. Additional cash providing activities include an increase in accounts payable of $81.5 million and a decrease in other non-current assets of $2.2 million. These cash providing activities were offset by an increase in accounts receivable of $33.3 million and an increase in inventory of $41.5 million.

The overall increase in accounts payable of $81.5 million for the fiscal year ended January 31, 2006 was primarily due to the seasonality of CD and DVD Fulfillment and Magazine Fulfillment groups. An increase in accounts payable in our CD and DVD Fulfillment group of $56.3 million was due to holiday season purchasing on extended terms provided by the major record labels and studios.

The Magazine Fulfillment Group had an increase in accounts payable of approximately $36.5 million due primarily to the cyclical nature of the Mainstream Magazine distribution business.

The increase in accounts receivable for the fiscal year ended January 31, 2006 of $33.3 million and the increase in inventories of $41.5 million relates primarily to increased distribution and sales levels in our CD and DVD Fulfillment and Magazine Fulfillment, for the holiday season.

Operating cash flows for the fiscal year ended January 31, 2005 were primarily from net income of $12.1 million, plus non-cash charges including depreciation and amortization of $5.4 million and provisions for losses on accounts receivable of $3.0 million, a write off of deferred financing costs and original issue discount of $1.5 million, a loss of the sale of land and building of $1.1 million, a decrease in inventories of $0.6 million and a decrease in other current and non-current assets of $0.7 million. These cash providing activities were offset by an increase in accounts receivable of $10.3 million and a decrease in accounts payable and accrued expenses of $24.8 million.

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

The In-Store Services Group had an increase in accounts receivable of approximately $2.2 million due primarily due to the seasonal nature of the wire manufacturing business, which generally has the highest receivable balance in the third quarter, and increased revenues from the wood manufacturing business.

The decrease in accounts payable and accrued expenses for the fiscal year ended January 31, 2005 of $24.8 million relates primarily to a $12.5 million increase of purchase return reserves in our Magazine Fulfillment group.

Operating cash flows for the fiscal year ended January 31, 2004 were primarily from net income of ($10.1 million), plus non-cash charges including depreciation and amortization of ($4.1 million) and provisions for losses on accounts receivable of ($1.8 million), a decrease in accounts receivable of ($0.5 million) and a decrease in other current and non-current assets of ($2.0 million). These cash providing activities were offset by an increase in inventory of ($1.3 million), and a decrease in accounts payable and accrued expenses other current and non-current liabilities of ($5.7 million).

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

INVESTING CASH FLOW

Net cash used in investing activities was $49.8 million, $19.8 million and $9.5 million in the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Net cash used in investing activities for the fiscal year ended consisted primarily of cash paid to acquire Levy of $45.0 million, net of cash acquired and capital expenditures of $13.1 million. Capital expenditures related primarily to our CD and DVD Fulfillment group and its ongoing effort to streamline its distribution process. Net cash used by investing activities also included the net acquisition of claims by our In-Store Services group of $7.9 million. These cash consuming activities were partially offset by net cash acquired of $16.8 million upon completion of our merger with Alliance.

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

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our CD and DVD Fulfillment and wire manufacturing business, and the payment cycle of the magazine distribution business. Because the magazine distribution business and Advance Pay program cash requirement peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 90 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over the next 90 days as the cash is collected on the related claims.

Sales of CDs and DVDs are traditionally highest during our fourth quarter (the holiday season), while returns are highest during our first quarter. Consequently, working capital needs for the home entertainment products marketplace are typically highest in our third quarter due to increases in inventories purchased for the holiday selling season and extension of credit terms to certain customers. Historically, the CD and DVD Fulfillment segment has financed their working capital needs through cash generated from operations, extended terms from suppliers and bank borrowings.

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

Net cash provided by (used in) financing activities was $12.9 million, $27.6 million and ($3.4) million in the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Financing activities in the fiscal year ended January 31, 2006 consisted primarily of borrowings on our revolving credit facility of $25.7 million and borrowings under notes payable of $20.6 million, including a mortgage of $20.0 million. These cash providing activities were partially offset by the reduction in checks issued against future borrowings on credit facilities of $13.5 million and payments on notes payable of $23.4 million, primarily related to the modification of the Wells Fargo Foothill credit facility and the repayment of a mortgage loan. Finally, the exercise of employee stock options for the fiscal year generated approximately $5.0 million.

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

DEBT

At January 31, 2006, our total debt obligations were $87.2 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under a revolving credit facility, a mortgage loan with Wachovia Bank and the notes payable related to the acquisitions of the magazine import and export businesses, Empire News, and Levy.

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

The proceeds of the Working Capital Loans were used to (i) finance transaction expenses incurred in connection with the merger of Source Interlink and Alliance and the reincorporation of Source Interlink into Delaware, (ii) repay certain existing indebtedness of Alliance and its subsidiaries, (iii) repay certain existing indebtedness of Source Interlink to Wells Fargo under our previous credit facility (including, without limitation, a $10 million term loan) and
(iv) for working capital and general corporate purposes, including the financing of acquisitions.

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

The balance on the credit facility at January 31, 2006 was $45.0 million. At January 31, 2006, the Company had availability of $195.5 million. We believe that availability under this credit facility will be sufficient to finance our operation during the coming year.

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

REVENUE RECOGNITION

We record a reduction in revenue for estimated CD, DVD, and magazine sales returns and a reduction in cost of sales for estimated purchase returns. Estimated sales returns are based on historical sales returns and daily point-of-sale data from significant customers. The purchase return estimate is calculated from the sales return reserve based on historical gross profit. If the historical data we use to calculate these estimates does not properly reflect future results, revenue and/or cost of sales may be misstated.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review was completed in the first fiscal quarter of 2006, 2005 and 2004 and no impairment charge was necessary. Fair value of the operating unit is determined based on a combination of discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. For goodwill valuation purposes only, the fair value of the operating segment is allocated to the assets and liabilities of the operating segment to arrive at an implied fair value of goodwill, based upon known facts and circumstances as if the acquisition occurred currently. The difference between the carrying value and the estimated fair value of the goodwill would be recognized as an impairment loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151 - "Inventory Costs" (SFAS 151). SFAS 151 is effective for the firs fiscal year beginning after June 15, 2005. SFAS 151 clarifies current guidance regarding the classification of costs associated with inventory, such as idle facility costs, freight, handling, and waste. The Company does not believe that the adoption of SFAS 151 will have a material affect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS 123(R) - "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is effective for the first fiscal year beginning after June 15, 2005. SFAS 123(R) changes the way entities account for the issuance of stock-based compensation. In particular, SFAS 123(R) requires that entities begin expensing the fair value of stock options. The Company has not yet completed its evaluation of the impact of adopting SFAS 123(R). However, it believes that initial adoption of SFAS 123(R) will result in expense being recognized for outstanding and unvested stock options and that additional compensation expense will be recognized in subsequent fiscal years.

In May 2005, the FASB issued SFAS 154 - "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and Statement No. 3" ("SFAS 154"). SFAS 154 is effective for the first fiscal year beginning after December 15, 2005. SFAS 154 changes the way entities account for accounting changes for which there is no stated transition method and for the correction of accounting errors. The adoption of SFAS 154 will only impact the Company's results of operations and financial position to the extent that it adopts accounting methods for which there is no stated transition method or corrects accounting errors in future periods. Therefore, the Company does not believe that the adoption of SFAS 154 will have a material affect on its results of operations or financial position.

In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt primarily relates to credit facilities with Wells Fargo Foothill. See "Debt" in Item 7. Management's Discussion and Analysis.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of approximately $45.0 million at January 31, 2006. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (7.5% at January 31, 2006) plus a margin specified in the credit agreement based on an availability calculation (0.0% at January 31, 2006).

As a result of the above, our primary market risks relate to fluctuations in interest rates. A 1% increase in the prevailing weighted average interest rate on our debt at January 31, 2006, is estimated to cause an increase of $0.8 million in interest expense for the year ending January 31, 2007.

We do not perform any interest rate hedging activities related to these two facilities.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of foreign titles (or sales to domestic brokers who facilitate the export) totaled $31.7 million for the fiscal year ended January 31, 2006 or 2.1% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $97.0 million (of a total $1,413.6 million or 6.9%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to minimize if we so choose the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

We do not conduct any significant hedging activities related to foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are included herein as a separate section of this report which begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm which also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. BDO Seidman LLP's attestation report on management's assessment of the Company's internal control over financial reporting is included below.

Our management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Levy, which the Company acquired on May 10, 2005, and whose financial statements reflect total assets and net revenues of 13% and 20%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited management's assessment, included in the accompanying Management's Report, that Source Interlink Companies, Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Chas. Levy, which the Company acquired on May 10, 2005, and whose financial statements reflect total assets and net revenues of 13% and 20%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Chas. Levy.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Source Interlink Companies, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period year then ended and our report dated April 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
/s/ BDO Seidman, LLP
April 10, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SCOPE OF THE EVALUATION

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Levy, which the Company acquired on May 10, 2005, and whose financial statements reflect total assets and net revenues of 13% and 20%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2006.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION ABOUT THE BOARD OF DIRECTORS

Our board of directors is divided into three classes of directors with the classes to be nearly equal in number as possible. One class of directors is elected each year at our annual meeting to serve for a three-year term. The terms of the Class I directors, Class II directors and Class III directors expire at the 2008 annual meeting, the 2006 annual meeting and the 2007 annual meeting, respectively. The board currently consists of eleven individuals.

Upon consummation of our merger with Alliance on February 28, 2005, six directors were designated to the board by us and five directors were designated by Alliance. Three of the individuals designated by Alliance serve as Class I directors. Three of the directors designated by us, and one of the directors designated by Alliance serve as Class II directors. The remaining three directors designated by us, and the remaining director designated by Alliance serve as Class III directors.

In connection with the merger with Alliance, we amended our bylaws to provide, among other things, that:

      -     the board shall consist of between three and 11 members;

      - a change of control of our company shall be approved by supermajority of at least 75% of the members of our board; and

      - for as long as AEC Associates (together with its members and affiliates acting as a group) owns an aggregate of at least 10% of our outstanding common stock, if an Alliance or Source Interlink director is unable to fulfill their term in office, the remaining Alliance or Source Interlink directors, as the case may be, shall have the exclusive right to designate an individual to fill the vacancy.

In addition, on February 28, 2005, we entered into the Stockholder's Agreement with AEC Associates pursuant to which we agreed that until the date AEC Associates, together with those parties acting in concert with AEC Associates, no longer owns an aggregate of at least 10% of our outstanding common stock:

      - AEC Associates has the right to designate an individual (or individuals) of its choice for election by the board for any seat that is last occupied or vacated by a director designated by Alliance or AEC Associates, except if such designation would result in the directors designated by AEC Associates having a disproportionate board representation to AEC Associates' (together with its members and affiliates) ownership of our common stock.

      - Each standing committee of the board shall include at least one director designated by Alliance and be comprised of a majority of directors designated by us.

      - Each director of Alliance that is "independent" or fulfills an SEC or NASD requirement that is unable to fulfill his or her term shall be replaced by a director of similar credentials to satisfy the requirement.

The Stockholder's Agreement further provides that through our 2007 annual meeting, AEC Associates will (i) vote for all director candidates nominated by the board, (ii) be present at all meetings, in person or by proxy and (iii) not, without supermajority board approval, take any action, directly or indirectly, intended to remove or that will result in removing any director from the board.

THE FOLLOWING IS A SUMMARY OF INFORMATION ABOUT OUR CLASS I DIRECTORS. THE TERM FOR OUR CLASS I DIRECTORS EXPIRES AT OUR 2008 ANNUAL MEETING OF STOCKHOLDERS.

David R. Jessick, 52. Mr. Jessick has served as one of our directors since February 2005 and is a member of our board's audit committee. He served as a consultant to the chief executive and senior financial staff at Rite Aid Corporation where he previously served as a Senior Executive Vice President and Chief Administrative Officer from July 2002 to February 2005. Mr. Jessick served as Rite Aid's Senior Executive Vice President and Chief Administrative Officer from December 1999 to June 2002. Prior to that, from February 1997 to June 1999, Mr. Jessick was the Chief Financial Officer and Executive Vice President of Finance and Investor Relations for Fred Meyer, Inc. From 1979 to 1996, he was Executive Vice President and Chief Financial Officer at Thrifty Payless Holdings, Inc. Mr. Jessick began his career as a Certified Public Accountant for Peat, Marwick, Mitchell & Co. He is currently non-executive Chairman of Pathmark Stores, Inc. (member of the audit committee), a director of Big 5 Sporting Goods, Inc. (member of the audit committee), a director of WKI Holding Company, Inc. (chairman of the audit and the compensation committees), Pinnacle Foods Group, Inc. and Dollar Financial Corp. (chairman of the audit committee).

Gregory Mays, 59. Mr. Mays has served as one of our directors since February 2005 and is a member of the compensation committee of our board. He has been a consultant and private investor from February 1999 to present. Throughout his career, Mr. Mays has held numerous executive and financial positions primarily in the supermarket industry, most recently, from 1995 to 1999, as Executive Vice President of Ralph's Grocery. Prior to that, from 1992 to 1995, he was Executive Vice President of Food4Less Inc. From 1990 to 1992, Mr. Mays was Chief Executive Officer and President of Almacs Supermarkets. Mr. Mays is currently a director and Chief Financial Officer of Simon Marketing.

George A. Schnug, 61. Mr. Schnug has served as one of our directors since February 2005. He is the Chief Executive Officer of Americold Realty Trust. Prior to that, Mr. Schnug had been affiliated with The Yucaipa Companies, an entity affiliated with AEC Associates, for more than 12 years. Mr. Schnug served as Executive Vice President of Corporate Operations at Fred Meyer from 1997 to 1998. From 1995 to 1997, he was at Ralph's Grocery Company and oversaw post-merger integrations for both the Ralphs-Food4Less acquisition in 1995 and the Fred Meyer-Ralph's merger in 1997. He also served as Senior Vice President of Administration at Food4Less from 1990 to 1995. Prior to that, Mr. Schnug was the Managing Partner for Sage Worldwide, a wholly owned subsidiary of advertising giant, Ogilvy & Mather. Mr. Schnug is a director of Digital On-Demand, Inc., and Americold Realty Trust. He is a former director of Alliance.

THE FOLLOWING IS A SUMMARY OF INFORMATION ABOUT OUR CLASS II DIRECTORS. THE TERM FOR OUR CLASS II DIRECTORS EXPIRES AT OUR 2006 ANNUAL MEETING OF STOCKHOLDERS.

James R. Gillis, 53. Mr. Gillis became our President in December 1998, was appointed as a member of our board in March 2000 and became our President and Chief Operating Officer in August 2000. Prior thereto, he served as the President and Chief Executive Officer of Brand Manufacturing Corp., which we acquired in January 1999.

Gray Davis, 63. Mr. Davis has served as one of our directors since February 2005 and is a member of our board's nominating and corporate governance committee and capital markets committee. Mr. Davis is Of Counsel in the Los Angeles office of Loeb & Loeb LLP, a multi-service national law firm. Before joining Loeb & Loeb, Mr. Davis served as Governor of California (1998-2003), Lieutenant Governor of California (1995-1999), California State Controller (1987-1995), California State Assembly Representative for Los Angeles County (1983-1987) and Chief of Staff to California Governor Edmund G. Brown, Jr. (1975-1981).

Aron S. Katzman, 68. Mr. Katzman has served as a member of our board since its inception in March 1995 and is currently a member of our board's audit committee and chairman of its compensation committee. He was a founder of Medicine Shoppe International, Inc. and served on its board of directors until it was purchased by Cardinal Health in 1994. Mr. Katzman served as the Chairman and Chief Executive Officer of Roman Company, a manufacturer and distributor of fashion custom jewelry. Mr. Katzman is a member of the board of directors of Foto, Inc. Presently, Mr. Katzman is Chairman and Chief Executive Officer of Decorating Den of Missouri.

Allan R. Lyons, 65. Mr. Lyons has served as one of our directors since March 2003 and is currently chairman of our board's audit committee. From January 2000 to the present, he has been the managing member of 21st Century Strategic Investment Planning, LLC, a money management firm with more than $20.0 million under management.

He is a director and is currently chairman of the audit committee of Franklin Credit Management Corp., a specialty consumer finance and asset management company based in New York, NY. In late 1999, Mr. Lyons retired from Piaker & Lyons, a diversified certified public accounting firm where he specialized in taxes, estate and financial planning. Before becoming Chairman and Chief Executive Officer of Piaker & Lyons in 1994, Mr. Lyons had been a partner of the firm since 1968.

THE FOLLOWING IS A SUMMARY OF INFORMATION ABOUT OUR CLASS III DIRECTORS. THE TERM FOR OUR CLASS III DIRECTORS EXPIRES AT OUR 2007 ANNUAL MEETING OF STOCKHOLDERS.

S. Leslie Flegel, 68. Mr. Flegel has served as the Chairman of our board and our Chief Executive Officer since our inception in March 1995. For more than 14 years prior thereto, Mr. Flegel was the principal owner and Chief Executive Officer of Display Information Systems Company, our predecessor. S. Leslie Flegel is the father of Jason S. Flegel, one of our Executive Vice Presidents.

A. Clinton Allen, 62. Mr. Allen has served as one of our directors since April 2004 and is currently a member of our board's nominating and corporate governance committee. He is Chairman and Chief Executive Officer of A.C. Allen & Company, an investment banking consulting firm. Mr. Allen was Vice Chairman of Psychemedics Corporation, a provider of drug testing services, from October 1989 and Chairman of Psychemedics Corporation from March 2002 until November 2003. Mr. Allen was Vice Chairman and a director of the DeWolfe Companies, until it was acquired by Cendant Corporation in September 2002. Additionally, he was a director and member of the executive committee of Swiss Army Brands, until it was acquired by Victorinox Corporation in August 2002.

Mr. Allen is the Lead Director of Steinway Musical Instruments, Inc., one of the world's largest manufacturers of musical instruments; a director and Chairman of Collector's Universe, Inc., a provider of services and products to dealers and collectors of high-end collectibles; a director of Brooks Automation Inc., a manufacturer of integrated tool and factory automation solutions for the global semiconductor and related industries, and a director of LKQ Corporation, the largest nationwide supplier of recycled OEM automotive parts.

Michael R. Duckworth, 45. Mr. Duckworth has served as one of our directors since February 2005 and is currently the chairman of the board's capital markets committee. He is a partner of Yucaipa Companies, a Los Angeles-based private investment firm specializing in acquiring and operating companies in the retail, distribution, logistics and technology areas. From 2000-2003, Mr. Duckworth was head of West Coast Financial Sponsor Coverage for Merrill Lynch & Co. where he managed client relationships with private equity firms throughout the western region. He was responsible for all client activity including idea generation, public and private debt, equity and merger and acquisition origination, and private equity fund raising. From 1988-2000, Mr. Duckworth served as Managing Director at Bankers Trust/Deutsche Bank where he maintained a similar emphasis on working with Financial Sponsors and on Leveraged Finance.

Ariel Z. Emanuel, 45. Mr. Emanuel has served as one of our directors since November 2004. At present, he is a member of The Endeavor Agency LLC, a California-based talent agency which he founded in 1995. Mr. Emanuel is active in P.S. Arts, an entertainment industry sponsored organization working to bring arts education to public schools in Southern California and served as co-chair of the 2002 Earth to LA biennial fund-raising event for the Natural Resources Defense Council.

DIRECTOR INDEPENDENCE

Our board has determined that Messrs. Allen, Davis, Schnug, Jessick, Katzman, Lyons and Mays are "independent" within the meaning of the rules of The Nasdaq Stock Market, based on its application of the standards set forth in the Corporate Governance Guidelines. Each member of the board's audit, compensation, nominating and corporate governance and capital markets committees is independent within the meaning of those rules and standards.

INFORMATION ABOUT EXECUTIVE OFFICERS

The following is a summary of information about our executive officers that do not serve as members of our Board of Directors.

Marc Fierman, 45. Mr. Fierman has served as our Chief Financial Officer since November 2002. Prior thereto, he served as Vice President of Finance (July 2001 to November 2002) and Vice President of Finance--Display Division (March 1999 to June 2001). From April 1997 to February 1999, Mr. Fierman served as the chief financial officer of Brand Manufacturing Corp., which we acquired in January 1999.

Jason S. Flegel, 40. Mr. Flegel has served as one of our Executive Vice Presidents since June 1996. Prior thereto, and since our inception in March 1995, he served as Vice President-- Western Region. For more than two years prior thereto, Mr. Flegel was an owner and the Chief Financial Officer of Display Information Systems Company, one of our predecessors. Jason S. Flegel is the son of S. Leslie Flegel.

Carol G. Kloster, 57. Ms. Kloster became one of our Executive Vice Presidents in May 2005 upon our acquisition of Chas. Levy Circulating Co., LLC. Prior to the acquisition, she served as president and chief executive officer of Chas. Levy Company, the sole member of Chas. Levy Circulating Co., LLC. Ms. Kloster joined the Chas. Levy organization in 1974 in the Human Resources department subsequently serving various marketing, warehousing and sales positions before being appointed chief executive officer in 1991. Ms Kloster is a member of the Economic Club and serves on the non profit board of Family Focus.

Alan Tuchman, 47. Mr. Tuchman became one of our Executive Vice Presidents in February 2005 upon our acquisition of Alliance Entertainment Corp. Prior to the acquisition, he had served as President and Chief Operating Officer of Alliance since 2003. Mr. Tuchman joined Alliance in 1991 and was Vice President from that time until 1996, when he became Senior Vice President of Strategic Planning. Mr. Tuchman held this position until 1997 when he became President of AEC One Stop Group, Inc., a subsidiary of Alliance.

CODES OF ETHICS

We have a long-standing commitment to conduct our business in accordance with the highest ethical principles. Our Code of Business Conduct and Ethics is applicable to all representatives of our enterprise, including our executive officers and all other employees and agents of our company and our subsidiary companies, as well as to our directors. A copy of our Code of Business Conduct and Ethics is available in the Corporate Governance section of the Investor Relations page of our website. In addition, our board has adopted a Code of Ethics for the Chief Executive Officer and Financial Executives and a Code of Conduct for Directors and Executive Officers which supplement our Code of Business Conduct and Ethics. A copy of each of these codes is available on the Corporate Governance section of the Investor Relations page of our website. We will disclose any amendments to, or waivers from, our Codes of Ethics on our website at www.sourceinterlink.com.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of our named executive officers, in the fiscal years indicated, for all services rendered in all capacities to the Company.

                                                                                                       Securities
                                                      Fiscal                              Restricted   Underlying
Name and Principal Position                           Year(a)      Salary     Bonus(b)    Stock Award    Options
---------------------------                           -------   -----------  ----------   -----------  ----------
S. Leslie Flegel                                       2006     $   884,363  $1,425,000   $       --           --
Chief Executive Officer                                2005     $   535,683  $  175,000   $       --           --
                                                       2004     $   556,307  $  250,000   $       --      150,000

James R. Gillis                                        2006     $   473,021  $  600,000   $       --           --
President and Chief Operating Officer                  2005     $   450,501  $  300,000   $       --           --
                                                       2004     $   418,571  $  250,000   $       --       50,000

Alan E. Tuchman(c)                                     2006     $   471,068  $1,300,000   $       --           --
President and Chief Operating Officer,                 2005     $        --  $       --   $       --           --
Alliance Entertainment Corp.                           2004     $        --  $       --   $       --           --

Jason S. Flegel                                        2006     $   392,400  $  375,000   $       --           --
Executive Vice President                               2005     $   298,175  $       --   $       --           --
                                                       2004     $   279,328  $  125,000   $       --       50,000

Marc Fierman                                           2006     $   317,342  $  196,200   $       --           --
Chief Financial Officer                                2005     $   212,002  $   82,400   $       --           --
                                                       2004     $   206,410  $   40,000   $       --       25,000

---------------------

(a) For all individuals referenced in this table, the information contained herein is presented for our fiscal years ended January 31, 2003, 2004 and 2005.

(b) Bonus compensation is paid by the company in the year subsequent to the executive performance to which it relates. Amounts reported reflect amounts actually paid by the company in the year indicated, and include special bonuses of $750,000 for Mr.S. Leslie Flegel, $300,000 for Mr. Gillis, $1,300,000 for Mr. Tuchman, $125,000 for Mr. Jason Flegel and $135,000 for Mr. Fierman associated with the consummation of the merger with Alliance.

(c) Mr. Tuchman became an executive officer of the company on February 1, 2005.

The following table presents information for the 2006 fiscal year with respect to stock options granted to our named executive officers:

                                                                             Percent of
                                                                 Number of      Total
                                                                 Securities    Options
                                                                 Underlying  Granted to                Grant Date
                                                                  Options    Employees in   Exercise     Present
Name                                                              Granted       2006         Price      Value(a)
----                                                            -----------  ------------  ----------  ----------
S. Leslie Flegel                                                       --          --             --           --
Alan E. Tuchman(c)                                                150,000        25.5%     $   11.00   $     4.11
James R. Gillis                                                        --          --             --           --
Jason S. Flegel                                                        --          --             --           --
Marc Fierman                                                           --          --             --           --

---------------------

(a) Calculated using the Black Scholes option pricing model using an assumed dividend yield of 0%, an assumed volatility of 0.50, an expected life of 3 years, and a risk free rate of 3.18%.

The following table presents information for the 2006 fiscal year with respect to stock option exercises by our named executive officers based on the closing price of our stock on January 31, 2006.


                                                                        Number of Securities       Value of Unexercised
                                                                       Underlying Unexercised    In-The-Money Options at
                                        Shares                       Options at Fiscal Year End      Fiscal Year End
                                       Acquired on                   ----------------------------------------------------
Name                                    Exercise     Value Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----                                   -----------   --------------  -----------  -------------  -----------  -------------
S. Leslie Flegel                         330,000      $ 2,006,100      755,000          --        $3,973,500   $       --
Alan E. Tuchman                               --      $        --      263,046          --        $  339,758   $       --
James R. Gillis                               --      $        --      290,000          --        $1,237,500   $       --
Jason S. Flegel                               --      $        --      211,500          --        $1,089,935   $       --
Marc Fierman                                  --      $        --       85,356          --        $  494,639   $       --

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      On February 28, 2005, the compensation committee of the board of directors approved the Source Interlink Companies, Inc. Supplemental Executive Retirement Plan, effective as of March 1, 2005 (the "SERP"). The SERP is a nonqualified defined benefit plan. The SERP provides that certain members of our management and other highly compensated employees (within the meaning of the Employment Retirement Income Security Act of 1974, as amended) ("ELIGIBLE SERP PARTICIPANTS") are entitled to be selected to receive certain retirement benefits from us pursuant to an executive participation agreement entered into in connection with the SERP. Under the SERP, an Eligible SERP Participant who terminates employment with us and retires will be eligible to receive retirement benefits as follows:

      1. Upon the Termination for Cause (as defined in the SERP) of the Eligible SERP Participant by us, the participant will not be entitled to receive any retirement benefits;

      2. If the Eligible SERP Participant resigns, the participant will be entitled to receive a retirement benefit commencing at the age of 65; provided, that the participant has served with us for a period of more than five years from the effective date of the executive participation agreement and is at least 55 years old at the time of resignation;

      3. If we terminate the employment of the Eligible SERP Participant for Disability (as defined in the SERP), the participant will be entitled to receive a retirement benefit commencing at the age of 65;

      4. If the Eligible SERP Participant terminates employment with us and retires at or after the age of 65, the participant will be entitled to receive a Normal Retirement Benefit (as defined in the SERP) commencing at the age of retirement;

      5. If the Eligible SERP Participant terminates employment with us and retires at or after the age of 55, but before the age of 65, the participant will be entitled to receive an Early Retirement Benefit (as defined in the SERP) commencing at the age of early retirement; and

      6. If we terminate the employment of the Eligible SERP Participant prior to the age of 55 without cause for reasons other than death or Disability (as defined in the SERP), the participant will be entitled to receive a retirement benefit commencing at the age of 65.

If the Eligible SERP Participant is entitled to receive retirement benefits from us, the amount of retirement benefits will be calculated in accordance with such participant's executive participation agreement. The Eligible SERP Participant's retirement benefits will be offset by retirement benefits payable under any defined benefit plans (as defined under the Employee Retirement Income Security Act of 1974, as amended) sponsored by us.

Benefits under the SERP are to be paid monthly for the Eligible SERP Participant's lifetime, but for not less than 60 months. If an Eligible SERP Participant dies before the end of such 60-month period, monthly payments will continue for the remainder of such 60-month period to the participant's surviving spouse or estate, as applicable. In the event of a change of control while the SERP is in effect, there will be no acceleration of any benefits under the SERP or any other additional benefits.

Executive Participation Agreements - Form of Executive Participation Agreement

On March 1, 2005, in connection with participation in the SERP, we entered into executive participation agreements with certain Eligible SERP Participants. Pursuant to the executive participation agreements, upon an Eligible SERP Participant's retirement at the age of 65, we will pay to the Eligible SERP Participant a monthly Normal Retirement Benefit of: (i) 25% of the average of the three highest annual base salaries during the five year period preceding the retirement of the Eligible SERP Participant (the "SERP BASE AMOUNT") after five years of service with us; (ii) 50% of the SERP Base Amount after ten years of service with us; or (iii) 75% of the SERP Base Amount after 15 years of service with us. The maximum payout to an Eligible SERP Participant under the executive participation agreement is 75% of the SERP Base Amount. If an Eligible SERP Participant elects to delay receipt of retirement benefit payments until after the age of 65, we will pay the Eligible SERP Participant a monthly retirement benefit for his or her lifetime calculated on a present value basis as actuarially discounted at 6.25% or the then current One Year Treasury Rate, whichever is higher.

At any time after an Eligible SERP Participant reaches age 55 and has been eligible to participate for a minimum of five full years, the Eligible SERP Participant may retire or resign and choose to either (i) delay payments until age 65, at which time the Eligible SERP Participant would receive the full current benefit amount at the time of resignation as calculated payable for the remainder of his or her life from age 65 or (ii) begin receiving Early Retirement Benefits immediately at the time of retirement, which amounts would be actuarially discounted on a present value basis as actuarially discounted at 6.25% or the then current One Year Treasury Rate, whichever is higher.

Upon Termination for Cause (as defined in the SERP), no benefit is payable to the Eligible SERP Participant. Upon termination for other than cause, death or Disability (as defined in the SERP), we will pay to the Eligible SERP Participant, commencing at age 65, a the Normal Retirement Benefit described above but with the following adjustments: (i) 5% of the SERP Base Amount payable at age 65 after one year of service; (ii) 10% of the SERP Base Amount payable at age 65 after two years of service; (iii)15% of the SERP Base Amount payable at age 65 after three years of service; or (iv) 20% of the SERP Base Amount payable at age 65 after four years of service.

Executive Participation Agreement with James R. Gillis

On March 1, 2005, we entered into an executive participation agreement with James R. Gillis in connection with his participation in the SERP. The terms of Mr. Gillis' executive participation agreement are substantially similar to the terms of the form of executive participation agreement described above, except that the schedule of Normal Retirement Benefit payments is altered in light of Mr. Gillis' age relative to other younger Eligible SERP Participants. Pursuant to Mr. Gillis' executive participation agreement, Mr. Gillis is entitled to receive his full benefit paid, without discount, immediately upon his retirement based on the following schedule of payments: (i) 25% of the SERP Base Amount payable immediately after five years of service; (ii) 30% of the SERP Base Amount payable immediately after six years of service; (iii) 35% of the SERP Base Amount payable immediately after seven years of service; (iv) 40% of the SERP Base Amount payable immediately after eight years of service; (v) 45% of the SERP Base Amount payable immediately after nine years of service; (vi) 50% of the SERP Base Amount payable immediately after ten years of service; (vii) 55% of the SERP Base Amount payable immediately after 11 years of service;
(viii) 60% of the SERP Base Amount payable immediately after 12 years of service; (ix) 65% of the SERP Base Amount payable immediately after 13 years of service; (x) 70% of the SERP Base Amount payable immediately after 14 years of service; or (xi) 75% of the SERP Base Amount payable immediately after 15 years of service. The maximum payout to Mr. Gillis under his executive participation agreement is 75% of the SERP Base Amount.

EMPLOYMENT CONTRACTS

S. Leslie Flegel. In May 2003, we entered into an employment and non-competition agreement with our Chairman and Chief Executive Officer, S. Leslie Flegel, providing for his continued service in that position until January 31, 2006. Mr. Flegel received base compensation of $535,000, subject to annual adjustment at the discretion of the Compensation Committee of our board. The agreement also provides for the award of two cash incentives. The first entitles Mr. Flegel to receive a bonus of up to 50% of his base compensation depending on the degree to which we achieve our projected consolidated net income. The second permits the compensation committee to award to Mr. Flegel a discretionary bonus of up to 50% of his base compensation depending on such factors as the committee determines to be relevant. The agreement also entitles Mr. Flegel to receive $250,000 as consideration for his agreement to refrain from engaging, directly or indirectly, in the rendering of services competitive with those offered by our company during the term of his employment and for one year thereafter.

On March 1, 2005, we entered into a new employment agreement with Mr. Flegel. Under this new agreement, we will continue to employ Mr. Flegel in his current capacity as our chairman and chief executive officer for a term commencing March 1, 2005 and ending January 31, 2010. Mr. Flegel will have the usual and customary duties, responsibilities and authority of chairman and chief executive officer and will perform such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. We will pay Mr. Flegel (i) $750,000 in cash upon the execution and delivery of his employment agreement and (ii) a base salary of $915,000 per year during the period of Mr. Flegel's employment. In addition, Mr. Flegel is entitled to receive a short term incentive payment following each fiscal year ended during his employment with us if and to the extent earned, but subject to the maximum amount specified, under our Short Term Incentive Program. The Short Term Incentive Program entitles Mr. Flegel to earn a short term incentive payment amount in any given fiscal year, up to $1,800,000, which amount is tied to our attainment of certain net operating income performance goals expressed as a percentage of the our board-approved annual budget. Mr. Flegel is also eligible to participate in our Challenge Grant Program and to receive a disbursement of up to 35% of the aggregate payout contemplated thereby. We will also permit Mr. Flegel to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Mr. Flegel's employment agreement further provides that, effective upon the expiration of the employment term, we and Mr. Flegel will enter into a consulting agreement. Under this consulting arrangement, we are obligated to engage Mr. Flegel as a consultant for a period of five years commencing February 1, 2010 and ending January 31, 2015, subject to certain early termination rights. We will pay Mr. Flegel: (i) a fixed retainer fee of $415,000 per year and (ii) compensation as a non-employee director in accordance with then corporate policy. The parties agree to execute and deliver the consulting agreement on or about October 31, 2009 and cause it to become effective February 1, 2010, subject to early termination rights.

James R. Gillis. In December 1998, we entered into an employment and non-competition agreement with our President and Chief Operating Officer, James
R. Gillis, which we amended in August 2000 and again in July 2002. The agreement provides for Mr. Gillis to serve as President and Chief Operating Officer until January 30, 2006. As base compensation for his services, Mr. Gillis received an annual salary of $450,000 during the 2005 fiscal year. Under the agreement, Mr. Gillis is also entitled to receive a guaranteed annual bonus of $250,000 as long as he is employed by the company on February 28 of each year and a discretionary bonus of up to $100,000 each fiscal year at the discretion of the Compensation Committee. Mr. Gillis agreed to refrain from disclosing information confidential to the Company during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by us during the term of his employment and for two years thereafter.

On February 28, 2005, we entered into a new employment agreement with Mr. Gillis. Under this new agreement, we will continue to employ Mr. Gillis in his current capacity as our president and chief operating officer for a five-year term commencing February 28, 2005. Mr. Gillis will have the usual and customary duties, responsibilities and authority of president and chief operating officer and will perform such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. We will pay Mr. Gillis (a) $300,000 in cash upon the execution and delivery of the employment agreement and (b) a base salary of (i) $475,000 during fiscal year 2006, (ii) $525,000 during fiscal year 2007, (iii) $600,000 during fiscal year 2008, (iv) $624,000 during fiscal year 2008 and (v) $649,000 from the beginning of fiscal year 2009 through the expiration of the employment agreement. In addition, Mr. Gillis is entitled to receive a guaranteed bonus each year during his employment with us in an amount equal to 50% of his base salary in effect in a given year (payable in equal quarterly installments), or such other amount as the compensation committee may approve in its sole discretion; except that in the first year no quarterly bonus payment will be less than $62,500. We will also permit Mr. Gillis to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Jason S. Flegel. In January 2001, we entered into an employment agreement with Jason S. Flegel, our Executive Vice President - Operations, which automatically continues for one year terms unless terminated by either party on ninety days notice. Under his employment agreement, Mr. Flegel received an annual base compensation of $291,000 during the 2005 fiscal year. In addition, the agreement permits the compensation committee to award to Mr. Flegel a discretionary bonus of up to $100,000 on such basis as the committee determines to be relevant. Mr. Flegel agreed to refrain from disclosing information confidential to the Company during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by us during the term of his employment and for two years thereafter.

On February 28, 2005, we entered into a new employment agreement with Mr. Flegel. Under the new agreement, we will continue to employ Mr. Flegel in his current capacity as our executive vice president for a five-year term commencing February 28, 2005. Mr. Flegel will have the usual and customary duties, responsibilities and authority of an executive vice president and will perform such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. We will pay Mr. Flegel (a) $125,000 in cash upon the execution and delivery of the employment agreement and (b) a base salary of (i) $400,000 during fiscal year 2006, (ii) $450,000 during fiscal year 2007, (iii) $475,000 during fiscal year 2008, (iv) $500,000 during fiscal year 2008 and (v) $520,000 from the beginning of fiscal year 2009 through the expiration of the employment agreement. In addition, Mr. Flegel is entitled to receive an annual bonus in an amount, not to exceed 75% of Mr. Flegel's base salary in effect in a given year, to be determined by the compensation committee in its sole discretion. We will also permit Mr. Flegel to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Marc Fierman. In July 2003, we entered into an employment and non-competition agreement with our Chief Financial Officer, Marc Fierman, providing for his continued service in that position until January 31, 2006. As compensation for his services, Mr. Fierman is entitled to receive a base salary of $200,000 (subject to an annual mandatory increase of 6% per year) and a guaranteed bonus equal to 20% of his base salary. The agreement also permits the compensation committee to award to Mr. Fierman a discretionary bonus of up to 30% of his base compensation depending on such factors as the committee determines to be relevant. Mr. Fierman agreed to refrain from disclosing information confidential to the Company during the term of the employment agreement and agreed not to engage, directly or indirectly, in the rendering of services competitive with those offered by us during the term of his employment and for six months thereafter.

On February 28, 2005, we entered into a new employment agreement with Mr. Fierman. Under the new agreement, we will continue to employ Mr. Fierman in his current capacity as our executive vice president and chief financial officer for a five-year term commencing February 28, 2005. Mr. Fierman will have the usual and customary duties, responsibilities and authority of executive vice president and chief financial officer and will perform such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. We will pay Mr. Fierman (a) $135,000 in cash upon the execution and delivery of the employment agreement and (b) a base salary of (i) $325,000 during fiscal year 2006, (ii) $350,000 during fiscal year 2007, (iii) $375,000 during fiscal year 2008, (iv) $400,000 during fiscal year 2008 and (v) $425,000 from the beginning of fiscal year 2009 through the expiration of the employment agreement. In addition, Mr. Fierman is entitled to receive an annual bonus in an amount, not to exceed 50% of Mr. Fierman's base salary in effect in a given year, to be determined by the compensation committee in its sole discretion. We will also permit Mr. Fierman to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Alan E. Tuchman. On February 28, 2005, we entered into an employment agreement with Mr. Tuchman. Under the new agreement, we will employ Mr. Tuchman as our executive vice president for a five-year term commencing February 28, 2005. Mr. Tuchman will have the usual and customary duties, responsibilities and authority of an executive vice president and will perform such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. We will pay Mr. Tuchman a base salary of (i) $475,000 during fiscal year 2006, (ii) $500,000 during fiscal year 2007, (iii) $520,000 during fiscal year 2008, (iv) $540,800 during fiscal year 2008 and (v) $562,432 from the beginning of fiscal year 2009 through the expiration of the employment agreement. In addition, Mr. Tuchman is entitled to receive an annual bonus in an amount, not to exceed 75% of Mr. Tuchman's base salary in effect in a given year, to be determined by the compensation committee in its sole discretion. We will also permit Mr. Tuchman to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Carol G. Kloster. On May 10, 2005, we entered into an employment agreement with Ms. Kloster. Under the agreement, we will employ Ms. Kloster as our executive vice president for a five-year term commencing on May 10,

2005. Ms. Kloster will have the usual and customary duties, responsibilities and authority of an executive vice president and will perform such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. We will pay Ms. Kloster a base salary of (i) $475,000 during fiscal year 2006, (ii) $500,000 during fiscal year 2007, (iii) $520,000 during fiscal year 2008, (iv) $540,800 during fiscal year 2008 and (v) $562,432 from the beginning of fiscal year 2009 through the expiration of the employment agreement. In addition, Ms. Kloster is entitled to receive an annual bonus in an amount, not to exceed 75% of Ms. Kloster's base salary in effect in a given year, to be determined by the compensation committee in its sole discretion. We will also permit Ms. Kloster to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

CHALLENGE GRANT PROGRAM

On February 28, 2005, the compensation committee approved the Source Interlink Companies, Inc. Challenge Grant Program, effective as of March 1, 2005 (the "CHALLENGE GRANT"). The Challenge Grant provides that S. Leslie Flegel and any member of our management and other highly compensated employees (within the meaning of the Employment Retirement Income Security Act of 1974, as amended) that Mr. Flegel and the compensation committee (when required under the Challenge Grant) designate as eligible to participate in the Challenge Grant ("ELIGIBLE CHALLENGE GRANT PARTICIPANTS") are entitled to share an aggregate payout (the "AGGREGATE PAYOUT") tied to the attainment by us of certain specified consolidated net operating income targets over the period commencing March 1, 2005 and ending January 31, 2008 (the "CHALLENGE PERIOD").

Payment of the Aggregate Payout amounts will be made at the conclusion of the Challenge Period and will be allocated among Eligible Challenge Grant Participants in such amounts as determined by Mr. Flegel and the compensation committee (when required under the Challenge Grant); provided, that no more that 35% of the Aggregate Payout will be allocated to Mr. Flegel. The compensation committee reserves the right, but has no obligation, to adjust upward or downward the consolidated net operating income targets under the Challenge Grant if, during the Challenge Period, we complete the acquisition or disposition of a significant amount of assets otherwise than in the ordinary course of business. Any such adjustment during the Challenge Period will be reasonably related to any increase or decrease in our net income expected to result from the completion of such acquisition or disposition.

DIRECTOR COMPENSATION

Under our current policy, each of our directors who is not also one of our employees receives (i) an annual retainer of $35,000 and (ii) an additional $3,000 for each quarterly board meeting attended. Chairmen of committees receive an additional retainer ranging from $10,000 to $25,000 per year depending on the committee chaired. Each committee member, other than the chairman, receives an additional $3,000 per year for each committee on which he serves. All director fees are payable in cash. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the board and its committees. Our directors also receive an annual grant of stock options for the purchase of 10,000 shares of our stock at an exercise price equal to the last reported sale price on the date of grant, typically the first business day in February of each year. These options are fully vested on the date of issuance.

CHANGES TO NOMINATING COMMITTEE PROCEDURE

During the year ended January 31, 2006 there were no changes to the procedure by which shareholders may nominate candidates for election to our Board of Directors.

AUDIT COMMITTEE

The Audit Committee met 9 times during the 2006 fiscal year. The current members of the audit committee are Allan R. Lyons (chairman), David R. Jessick and Aron
S. Katzman, each of whom is independent as defined in rules adopted by the SEC and The Nasdaq Stock Market. The board has determined that two members of the audit committee, Messrs. Lyons and Jessick, qualify as audit committee financial experts under the standards issued by the SEC.

The Audit Committee appoints, evaluates, retains, terminates, compensates and oversees the work of any public accounting firm engaged by us to audit our financial statements or performing other audit, review or attest services for us. The Audit Committee also supervises and monitors the establishment and implementation of a system of financial control processes and internal controls and procedures designed to provide reasonable assurance of the reliability of our financial reports.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the 2006 fiscal year, the compensation committee consisted of: Aron S. Katzman (chairman), Kenneth F. Teasdale (resigned February 28, 2005), Gregory Mays (joined February 28, 2005), and A. Clinton Allen (joined February 28,
2005). Mr. Teasdale is the chairman of Armstrong Teasdale LLP, formerly one of our principal outside law firms. In the 2006 fiscal year, we paid Armstrong Teasdale LLP approximately $0.1 million in legal fees and disbursements under a fee structure that we believe reflects current market rates.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS REGARDING EXECUTIVE COMPENSATION

The Compensation Committee, composed entirely of independent directors, is responsible to our board, and indirectly to our stockholders, for monitoring and implementing our executive compensation program. The Compensation Committee reviews and recommends executive compensation levels and cash and equity incentives for executive officers. It reports its recommendations to the board for its consideration and action. The following is the Compensation Committee's report for the 2006 fiscal year.

COMPENSATION PHILOSOPHY

The Compensation Committee believes that our executive compensation program should be designed and administered to provide a competitive compensation program that will enable us to attract, motivate, reward and retain executives who have the skills, education, experience and capabilities required to discharge their duties in a competent and efficient manner. In addition, the Compensation Committee believes that executive compensation should be driven primarily by the long-term interests of the company and its stockholders.

COMPENSATION STRATEGY

The Compensation Committee's general executive compensation strategy is based on the following three principles:

      - Compensation Should Relate to Performance. Executive compensation should reward performance and be competitive with pay for positions of similar responsibility at other companies of comparable complexity and size, or comparable companies within the various industries in which we compete.

      - Incentive Compensation Should Be a Greater Part of Total Direct Compensation For More Senior Positions. As employees assume greater responsibilities and have the opportunity to create more stockholder value, an increasing share of their total compensation package will be derived from variable incentive compensation (both of a long and short-term nature) generated by achievement of objectives producing long-term improvement in corporate performance.

      - Employee Interests Should Be Aligned with Stockholders. Executive compensation should reward contribution to long term stockholder value.

The executive compensation program consists of three elements: salary and other annual compensation; short term incentives; and long-term incentives. Our goal is to provide above-market compensation opportunities tied to achievement of high standards and above-market goals for growth and performance.

Salary and Other Annual Compensation

The annual salary for our executive officers is based upon the level and scope of the responsibility of the office, pay levels of similarly positioned executive officers among companies competing for the services of such executives and a consideration of the level of experience and performance profile of the particular executive officer. Based upon its review and evaluation, the Compensation Committee establishes the base salary to be paid to each executive officer. In addition, our executive officers receive certain perquisites, which are valued in accordance with SEC rules at the company's incremental cost of providing these benefits.

Short Term Incentives

The Compensation Committee also has the discretion to make discretionary cash awards for meritorious service to our long-term interests which in some cases may include the individual executive's performance objectives. At the conclusion of each fiscal year, the Compensation Committee reviews the individual executive's performance and, when deemed appropriate, authorizes payment for achievement.

Long Term Incentive Compensation

The Compensation Committee has for many years used stock options as long-term incentives for executives and other key employees. Stock options have been used because they directly relate the amounts earned by executives and other key employees to the amount of appreciation realized by our stockholders over comparable periods. Recent changes in the accounting treatment of stock options have caused the Compensation Committee to deemphasize the use of stock options as a long term incentive mechanism. In lieu of stock options, the Compensation Committee has established cash based incentive programs, including a supplemental executive retirement plan and a challenge grant plan, and intend to explore additional plans and programs designed to reward contributions to increase long term stockholder value.

REVIEW OF COMPENSATION PROGRAM

In light of the then proposed acquisitions of Alliance Entertainment Corp. and Chas. Levy Circulating Co., LLC., the Compensation Committee engaged Pearl Meyer & Partners, a Clark Consulting practice, to conduct a review and analysis of our current executive compensation program. In connection with such review and analysis, Pearl Meyer compared the competitiveness of our total reward package and the provisions and design of current executive contracts by comparison to a group of public and private companies of comparable complexity and size with particular focus on comparable companies within the various industries in which we compete.

Based on Pearl Meyer's research and report, the Compensation Committee found that significant competitive weaknesses were present in our approach to executive compensation. Specifically, the Compensation Committee concluded that our compensation architecture lacked sufficient retention incentives and rewarded short term results more than long term growth. While additional initiatives may be undertaken, the Compensation Committee developed new contracts that were executed with each of our executive officers on February 28, 2005 concurrent with the consummation of our merger with Alliance Entertainment Corp.

COMPENSATION OF OUR CHIEF EXECUTIVE OFFICER

For the 2006 fiscal year, Mr. Flegel's compensation was governed by the terms of a contract between him and us that was executed on February 28, 2006. In accordance with our contract, Mr. Flegel is entitled to receive a short term incentive payment following each fiscal year ended during his employment with us if and to the extent earned, but subject to the maximum amount specified, under our Short Term Incentive Program. The Short Term Incentive Program entitles Mr. Flegel to earn a short term incentive payment amount in any given fiscal year, up to $1,800,000, which amount is tied to our attainment of certain net operating income performance goals expressed as a percentage of the our board-approved annual budget. Mr. Flegel is also eligible to participate in our Challenge Grant Program and to receive a disbursement of up to 35% of the aggregate payout contemplated thereby. We will also permit Mr. Flegel to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally

In conjunction with its general review of our executive compensation program, the Compensation Committee engaged Pearl Meyer to act as its independent executive compensation advisor with respect to the design and negotiation of the compensation package for our chief executive officer and to render an opinion regarding the proposed contract terms and compensation levels -- including signing bonus, salary, short term incentive program and challenge grant program. On February 28, 2005, Pearl Meyer rendered to the Compensation Committee its written opinion, that the compensation package implemented on that date for our chief executive officer is a fully appropriate reward program.

PERQUISITES

Historically, we have provided certain perquisites to our executive officers. During the 2006 fiscal year, these perquisites included:

      -     supplemental medical expense reimbursement;

      -     personal use of company-leased motor vehicles;

      -     personal use of company-leased aircraft;

      -     reimbursement of country club dues.

During the 2006 fiscal year, none of our executive officers received perquisites and other personal benefits having a total value in excess of the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the executive officer in the Summary Compensation Table presented in the annual report on Form 10-K of which this report is a part.

SECTION 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), disallows any federal income tax deductions by us for compensation paid to our executive officers in excess of $1 million each in any taxable year. Compensation above $1,000,000 may be deducted if it meets certain technical requirements to be classified as "performance-based compensation." The Compensation Committee believes that it is in the best interests of our company and its stockholders to pay compensation to its executive officers that is deductible by the company for federal income tax purposes. Our stock option plans have been structured to permit grants of stock options to be eligible for this performance-based exception (so that compensation upon exercise of such options or receipt of such awards, as the case may be, should be deductible under the Code). The Compensation Committee has taken and intends to continue to take whatever actions are necessary to minimize our non-deductible compensation expense, while maintaining, to the extent possible, the flexibility which the Compensation Committee believes to be an important element of our executive compensation program.

CONCLUSION

The Compensation Committee believes that the quality of executive leadership significantly affects long-term performance and that it is in the best interest of the stockholders to fairly compensate executive leadership for achievements that meet or exceed the high standards set by the Compensation Committee, so long as there is corresponding risk when performance falls short of such standards. In its review of the executive compensation program as implemented in the 2006 fiscal year, the Compensation Committee believes that the compensation received by our executive, including our chief executive officer, is competitive within the industry and, when combined with the substantial equity holdings of our executive officers, provides incentives for performance that are aligned with the financial interests of our stockholders.

                         Respectfully submitted by the Compensation Committee of the Board of Directors

                         Aron S. Katzman, Chairman
                         A. Clinton Allen
                         Gregory Mays

PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return over the last five fiscal years on our common stock compared to the cumulative total return of companies listed on The Nasdaq Stock Market (Composite), the Nasdaq 100 Index, and the Russell 2000 (Growth). The graph is based on the market price of our common stock and the common stock for all companies at January 31 each year and assumes that $100 was invested on January 31, 2001 in the common stock of all companies and dividends were reinvested for all companies.

                                                                       January 31,
                                       --------------------------------------------------------------------------
                                          2001         2002         2003        2004         2005         2006
                                       ----------  -----------  -----------  ----------   ----------   ----------
Source Interlink Common Stock          $      100  $        95  $        82  $      235   $      214   $      201
Nasdaq Stock Market (Composite)        $      100  $        70  $        48  $       75   $       74   $       83
Nasdaq 100 Index                       $      100  $        60  $        38  $       58   $       59   $       66
Russell 2000                           $      100  $        81  $        56  $       90   $       93   $      111

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this item is included in Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this annual report on Form 10-K.

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL STOCKHOLDERS

The following table sets forth as of April 10, 2006, certain information concerning the ownership of our common stock by:

      - each person who is known to us to own beneficially 5% or more of our outstanding common stock;

      - each of our directors, our chief executive officer and our four other most highly paid executive officers in fiscal year 2006; and

      -     all directors and executive officers as a group.

The information presented below is based on information supplied by our officers and directors and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares shown as beneficially owned by them, except to the extent authority is shared by spouses under applicable community property laws. The business address of our officers and directors is in care of Source Interlink Companies, Inc. 27500 Riverview Center Blvd., Suite 400, Bonita Springs, Florida 34134.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes all shares over which the subject individual has or shares voting or investment power. Shares of common stock subject to options that are currently exercisable within 60 days of the date of this report are treated as outstanding for the purpose of computing the percentage ownership of the subject individual. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

As of April 10, 2006, there were 51,711,848 shares of our common stock outstanding.

                                                                              Amount and Nature of     Percent of Shares
                 Name of Beneficial Owner                                     Beneficial Ownership     Beneficially Owned
                 ------------------------                                     --------------------     ------------------
AEC Associates, L.L.C.(a)                                                        17,685,568                   34.2%
New Mountain Vantage(f)                                                           3,284,000                   6.35%
Wells Fargo & Company(g)                                                          2,631,568                   5.09%
S. Leslie Flegel                                                                  1,305,235(b)                2.49%
James R. Gillis                                                                     398,751(b)(c)                 *
Jason S. Flegel                                                                     378,260(b)(d)                 *
Allan R. Lyons                                                                      364,037(b)(e)                 *
Aron S. Katzman                                                                     339,467(b)                    *
Carol G. Kloster                                                                    152,000(b)                    *
Alan E. Tuchman                                                                     413,046(b)                    *
Marc Fierman                                                                         86,356(b)                    *
A. Clinton Allen                                                                     20,000(b)                    *
George A. Schnug                                                                     10,000(b)                    *
Ariel Z. Emanuel                                                                     10,000(b)                    *
Gray Davis                                                                           10,000(b)                    *
Michael R. Duckworth                                                                 10,000(b)                    *
David R. Jessick                                                                     10,000(b)                    *
Gregory Mays                                                                         10,000(b)                    *
All directors and executive officers, as a group (15 persons)                     3,517,152                    6.6%

---------------------

*     Calculation results in a percentage less than 1%.

(a) The business address for AEC Associates, L.L.C. is: c/o The Yucaipa Companies, 9130 West Sunset Boulevard, Los Angeles, California 90069.

(b) Includes shares issuable under options that are currently exercisable within 60 days in accordance with the following table:

                                                                                           Number of Shares
                                                                                            Issuable Under
      Name                                                                                     Options
      ----                                                                                 ----------------
S. Leslie Flegel                                                                                755,000
James R. Gillis                                                                                 290,000
Jason S. Flegel                                                                                 211,500
Allan R. Lyons                                                                                   30,000
Aron S. Katzman                                                                                  80,000
Carol G. Kloster                                                                                150,000
Alan E. Tuchman                                                                                 263,046
Marc Fierman                                                                                     85,356
A. Clinton Allen                                                                                 20,000
George A. Schnug                                                                                 10,000
Ariel Z. Emanuel                                                                                 10,000
Gray Davis                                                                                       10,000
Michael R. Duckworth                                                                             10,000
David R. Jessick                                                                                 10,000
Gregory Mays                                                                                     10,000

(c) Of the reported shares, 150 shares are held by Mr. Gillis' child, who shares Mr. Gillis' residence. Mr. Gillis disclaims beneficial ownership of these securities, and this statement shall not be deemed an admission that he is the beneficial owner of the securities for any purpose.

(d) Of the reported shares, 78,169 shares are held by Mr. Flegel's spouse individually and as a custodian for Mr. Flegel's minor children. Mr. Flegel disclaims beneficial ownership of these securities, and this statement shall not be deemed an admission that he is the beneficial owner of the securities for any purpose.

(e) Of the reported shares, 116,010 shares are held by Mr. Lyon's spouse. Mr. Lyons disclaims beneficial ownership of these securities, and this statement shall not be deemed an admission that he is the beneficial owner of the securities for any purpose.

(f) The business address for New Mountain Vantage Advisors, L.L.C. is 787 Seventh Avenue, 49th Floor, New York, NY 10019. The shares reported include shares held by New Mountain Vantage Advisors, L.L.C. and its subsidiaries and affiliates.

(g) The business address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104. The shares reported include shares held by Wells Fargo & Company and its subsidiaries and affiliates.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers, as well as other persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and The Nasdaq Stock Market reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the 2006 fiscal year, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except:

      - S. Leslie Flegel failed to timely file a Statement of Changes in Beneficial Ownership of Securities to reflect the exercise of 330,000 options to purchase shares of common stock and the subsequent sale of 300,000 shares of common stock. This omission was corrected by filing a Form 4 for Mr. Flegel in January 2006.

      - Carol Kloster failed to timely file a Statement of Changes in Beneficial Ownership of Securities to reflect the purchase of 2,000 shares of common stock and the issuance of options to purchase 150,000 shares of common stock. This omission was correct by filing a Form 4 for Ms. Kloster in September 2005.

      - Alan Tuchman failed to timely file a Statement of Changes in Beneficial Ownership of Securities to reflect the issuance of 150,000 options to purchase shares of common stock. This omission was corrected by filing a Form 4 for Mr. Tuchman in September 2005.

      - Each of Messrs. Allen, Davis, Duckworth, Emanuel, Jessick, Katzman, Lyons, Mays and Schnug failed to timely file a Statement of Changes in Beneficial ownership of Securities to reflect the issuance of 10,000 options to purchase shares of common stock received as compensation for service as a director. These omissions were corrected by filing a Form 4 for each of these individuals in May or September 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Kenneth F. Teasdale, who served as one of our directors through February 28, 2005, is the chairman of Armstrong Teasdale LLP, formerly one of our principal outside law firms. In fiscal year 2006, we paid Armstrong Teasdale LLP less than $0.1 million in legal fees and disbursements under a fee structure that we believe reflects current market rates. Mr. Teasdale resigned from our board on February 28, 2005.

Ariel Z. Emanuel, one of our directors, was paid $1.5 million upon consummation of the merger with Alliance Entertainment Corp. as compensation for consulting services provided to Alliance in connection with the merger. Mr. Emanuel was not a director at the time Alliance entered into this arrangement with him nor when the board approved the merger.

In connection with the merger with Alliance, we and The Yucaipa Companies, an entity affiliated with AEC Associates, entered into a consulting agreement. Pursuant to the consulting agreement and subject to certain conditions specified therein, Yucaipa agreed to provide the Registrant, upon request, with consulting and financial services for an annual fee of $1 million, plus out-of-pocket expenses, however, no additional services are required. The term of the consulting agreement is for a period of five years. Either party may terminate the consulting agreement at any time; however, if we terminate the consulting agreement then we will be required to pay Yucaipa a cash termination payment equal to the remaining unpaid portion of the fees owed for the term in which the termination occurs plus $1 million. Yucaipa agrees, during the term of the consulting agreement and for one year thereafter, not to solicit any employees or consultants of ours or Alliance. In February 2006, in accordance with the terms of the agreement, we engaged Yucaipa to perform certain special services.

AEC Associates is the majority stockholder of Digital On-Demand, Inc. In connection with the spin-off of certain assets by Alliance to Digital On-Demand, Inc. which occurred prior to the merger, Alliance and Digital On-Demand, Inc. entered into a number of agreements including a distribution and separation agreement, licensing and co-marketing agreement, transition/shared services agreement and tax-sharing and indemnification agreement. We assumed the rights and obligations of Alliance under these agreements upon consummation of our merger with Alliance.

Carol Kloster, one of our executive officers, is a director of Chas. Levy Company, LLC, formerly the sole member of Chas. Levy Circulating Co. LLC. Concurrent with our acquisition of Chas. Levy Circulating Co. LLC, we entered into an agreement with Levy Home Entertainment, LLC, a wholly owned subsidiary of Chas. Levy Company, LLC to purchase book product for distribution to our customers. During the period beginning in May 2005 and ending January 31, 2006, we purchased $23.1 million in book product from Levy Home Entertainment, net of returns.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BDO Seidman, LLP, independent certified public accountants, served as our independent registered public accounting firm during the fiscal year ended January 31, 2006 and has been selected by the audit committee to serve as our independent registered public accounting firm for the current fiscal year. Representatives of BDO Seidman, LLP are expected to be present at the annual meeting of stockholders. They will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

The following table summarizes fees billed to us by our principal accounting firm and independent registered public accounting firm BDO Seidman, LLP for professional services rendered as of and for the years ended January 31, 2006, 2005 and 2004:

                                     Year ended January 31,
                               -----------------------------------
(IN THOUSANDS)                   2006         2005         2004
------------------             ---------    ---------    ---------
Audit fees                     $   1,357    $   1,122    $     615
Audit related fees                    23          175           --
Tax fees                              39           24           --
All other fees                        --           --           --
                               ---------    ---------    ---------
Total fees                     $   1,419    $   1,321    $     615
                               =========    =========    =========

Audit Fees

These fees comprise professional services rendered in connection with the audit of our consolidated financial statements on Form 10-K and the review of our quarterly consolidated financial statements on Form 10-Qs that are customary under auditing standards generally accepted in the United States of America. Audit fees also include consultations regarding accounting issues and consents for other SEC filings.

Audit Related Fees

These fees result from assurance and related services that are reasonably related to the performance of the audits and reviews of our financial statements and are not included under "Audit Fees" in the foregoing table. In 2006, these fees related to due diligence work performed in connection with acquisitions and the audit of the Company's 401(k) plan.

Tax Fees

These fees comprise professional services relating to tax compliance, tax planning and tax advice.

All Other Fees

These fees comprise all other services other than those reported above. Our intent is to minimize services in this category.

POLICY REGARDING AUDIT COMMITTEE PRE-APPROVAL AND PERMITTED NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit committee has adopted a policy for pre-approval of audit and permitted non-audit services by our independent registered public accounting firm. The full audit committee approves annually projected services and fee estimates for these services and establishes budgets for major categories of services. The audit committee chairman has been designated by the audit committee to approve any services arising during the year that were not pre-approved by the audit committee and services that were pre-approved but for which the associated fees will materially exceed the budget established for the type of service at issue. Services approved by the chairman are communicated to the full audit committee at its next regular meeting. For each proposed service, the independent registered public accounting firm is required to provide back-up documentation detailing said service. The audit committee will regularly review summary reports detailing all services being provided to us by our independent registered public accounting firm. During our 2006 fiscal year, all services performed by the independent registered public accounting firm were pre-approved.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A) 1. FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets - January 31, 2006 and 2005

Consolidated statements of income - years ended January 31, 2006, 2005 and 2004

Consolidated statements of stockholders' equity - years ended January 31, 2006, 2005 and 2004

Consolidated statements of cash flows - years ended January 31, 2006, 2005 and 2004

Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Source Interlink Companies, Inc. and subsidiaries is included herein:

Schedule II - Valuation and qualifying accounts S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. EXHIBITS

See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOURCE INTERLINK COMPANIES, INC.

April 17, 2006                   By: /s/ Marc Fierman
                                     -------------------------------------------
                                     Marc Fierman
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2006                   /s/ S. Leslie Flegel
                                 -----------------------------------------------
                                 S. Leslie Flegel
                                 Chairman, Chief Executive Officer and Director
                                 (principal executive officer)

April 17, 2006                   /s/ James R. Gillis
                                 -----------------------------------------------
                                 James R. Gillis
                                 President, Chief Operating Officer and Director

April 17, 2006                   /s/ Marc Fierman
                                 -----------------------------------------------
                                 Marc Fierman
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

April 17, 2006                   /s/ A. Clinton Allen
                                 -----------------------------------------------
                                 A. Clinton Allen
                                 Director

April __, 2006
                                 -----------------------------------------------
                                 Gray Davis
                                 Director

April 17, 2006                   /s/ Michael R. Duckworth
                                 -----------------------------------------------
                                 Michael R. Duckworth
                                 Director

April __, 2006
                                 -----------------------------------------------
                                 Ariel Z. Emanuel
                                 Director

April 17, 2006                   /s/ David R. Jessick
                                 -----------------------------------------------
                                 David R. Jessick
                                 Director

April 17, 2006                   /s/ Aron S. Katzman
                                 -----------------------------------------------
                                 Aron S. Katzman
                                 Director

April 17, 2006                   /s/ Allan R. Lyons
                                 -----------------------------------------------
                                 Allan R. Lyons
                                 Director

April 17, 2006                   /s/ Gregory Mays
                                 -----------------------------------------------
                                 Gregory Mays
                                 Director

April 17, 2006                   /s/ George A. Schnug
                                 -----------------------------------------------
                                 George A. Schnug
                                 Director

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
---------                           -----------
    2.1     Agreement and Plan of Merger, dated November 18, 2004, by and among
            Source Interlink Companies, Inc., Alliance Entertainment Corp. and
            Alligator Acquisition, LLC , incorporated by reference to Current
            Report on Form 8-K, as filed with the SEC on November 24, 2004 (File
            No. 001-13437).

    2.2     Agreement and Plan of Merger dated February 28, 2005, between Source
            Interlink Companies, Inc., a Missouri corporation and Source
            Interlink Companies, Inc., a Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

    2.3 Unit Purchase Agreement dated May 10, 2005 between the Registrant and Chas. Levy Company LLC, incorporated by reference to Current
            Report on Form 8-K, as filed with the SEC on May 16, 2005 (File No.
            001-13437).

    2.4 Unit Purchase Agreement dated March 30, 2006 between the Registrant and Anderson News, LLC, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on April 5, 2006 (File No.
            001-13437).

    2.5 Unit Purchase Agreement dated March 30, 2006 between the Registrant and Anderson News, LLC, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on April 5, 2006 (File No.
            001-13437).

    3.9     Certificate of Incorporation of Source Interlink Companies, Inc., a
            Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

   3.10     Amended and Restated Bylaws of Source Interlink Companies, Inc., a
            Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

    4.1     Form of Common Stock Certificate of Source Interlink Companies,
            Inc., a Delaware corporation, incorporated by reference to Current
            Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

    4.2 Form of Warrant issued pursuant to a Loan Agreement dated as of October 30, 2003, by and between Source Interlink Companies, Inc., its subsidiaries and Hilco Capital, LP, as agent, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 5, 2003. (File No. 001-13437).

    4.3 Form of Warrant Agreement issued pursuant to a Loan Agreement dated as of October 30, 2003, by and between Source Interlink Companies,
            Inc., its subsidiaries and Hilco Capital, LP, as agent, as amended and restated, incorporated by reference to Registration Statement on Form S-3, as filed with the SEC on August 30, 2004 (File No.
            333-118655).

    4.4 Warrantholders Rights Agreement dated as of October 30, 2003 by and between Source Interlink Companies, Inc. and Hilco Capital LP, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 5, 2003 (File No. 001-13437).

    4.5     Stockholder's Agreement dated February 28, 2005, between the
            Registrant and AEC Associates, LLC, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005
            (File No. 001-13437).

   10.3**   The Source Information Management Company Amended and Restated 1995
            Incentive Stock Option Plan, incorporated by reference to Annual
            Report on Form 10-K, as filed with the SEC on May 1, 2001 (File No.
            001-13437).

   10.6** Employment Agreement dated February 28, 2005 between the Registrant and James R. Gillis, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

  10.20**   The Source Information Management Company Amended and Restated 1998
            Omnibus Plan, incorporated by reference to Annual Report on Form
            10-K, as filed with the SEC on May 1, 2001 (File No. 001-13437).

  10.21** Employment Agreement dated February 28, 2005 between the Registrant and S. Leslie Flegel, incorporated by reference to Current Report on Form 8-K,as filed with the SEC on March 4, 2005 (File No.
            001-13437).

  10.22** Employment Agreement dated February 28, 2005 between the Registrant and Jason S. Flegel, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

  10.31     Lease Agreement by and between Riverview Associates Limited
            Partnership and Source Interlink Companies, Inc. dated August 9,
            2001, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 16, 2002 (File No. 001-13437).

10.31.1     Lease Amendment by and between Riverview Associates Limited
            Partnership and Source Interlink Companies, Inc. dated August 27,
            2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on September 15, 2003 (File No. 001-13437).

10.31.2     Second Lease Amendment dated April 20, 2005 between Riverview
            Associates Limited Partnership and Source Interlink Companies, Inc.
            incorporated by reference to Quarterly Report on Form 8-K, as filed with the SEC on April 21, 2005 (File No. 001-13437).

  10.32     Industrial Lease between Broadway Properties LTD and Innovative
            Metal Fixtures, Inc. dated for reference June 1, 2001, and
            Assignment and Assumption Agreement between Innovative Metal
            Fixtures, Inc., Aaron Wire & Metal Products LTD and Broadway
            Properties LTD dated May 3, 2002, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003
            (File No. 001-13437).

  10.33     Net Lease between Conewago Contractors, Inc. and Pennsylvania
            International Distribution Services, Inc. dated as of May 1, 2000, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437).

10.33.1     First Amendment to Net Lease between Conewago Contractors, Inc. and
            International Periodical Distributors, Inc. effective September 1,
            2003, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December 15, 2003 (File No. 001-13437).

10.33.2     Second Amendment to Net Lease between Conewago Contractors, Inc. and
            International Periodical Distributors, Inc. effective December 1,
            2004, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December 10, 2004 (File No. 001-13437).

  10.34     Lease Agreement between Regal Business Center, Inc and Publisher
            Distribution Services, Inc. dated as of September 1, 1998, as amended by First Modification and Ratification of Lease Agreement dated as of October __, 1998 and Second Modification and Ratification of Lease Agreement dated as of October __, 2001 (dates omitted in original), incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No.
            001-13437).

  10.36     Commercial Lease Agreement between NCSC Properties LLC and Huck
            Store Fixture Company of North Carolina dated July 1, 2002, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437).

  10.37     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank,
            Sylvia Goshen, Anna Godel, Sylvia Thorne and/or Wank Brothers and
            Brand Manufacturing Corp. dated June 1, 1989, as amended by
            Extension of Lease dated October 22, 1999, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003
            (File No. 001-13437).

  10.38     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank,
            Sylvia Goshen, Steven Godel, Sylvia Thorne and/or Wank Brothers and
            Brand Manufacturing Corporation dated November 1, 1995, as amended by Extension of Lease dated October 22, 1999, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437).

  10.39     Agreement between Louis Nathan Wank, Irving Wank, Murray Wank,
            Sylvia Goshen, Anna Godel, Sylvia Thorne and/or Wank Brothers and
            Brand Manufacturing Corp. dated September 1, 1984, as amended by
            Extension of Lease dated October 22, 1999, incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003
            (File No. 001-13437).

  10.40 Agreement of Lease dated as of October 24, 2000 by and between Joseph P. Day Realty Corp., as agent for owner Ron Bet 40th Street
            LLC, and Brand Manufacturing Corp., incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on June 16,
            2003 (File No. 001-13437).

  10.41** Employment Agreement dated February 28, 2005 between the Registrant and Marc Fierman, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

  10.44 Amended and Restated Loan Agreement dated February 28, 2005 by and among the Registrant, its subsidiaries, and Wells Fargo Foothill, Inc., as arranger and administrative agent, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

10.44.1     First Amendment to Amended and Restated Loan Agreement dated April
            18, 2005 by and among Source Interlink Companies, Inc., its subsidiaries, Wells Fargo Foothill, Inc., as arranger, administrative agent and collateral agent, and Wachovia Bank, N.A., as documentation agent, incorporated by reference to Quarterly
            Report on Form 8-K, as filed with the SEC on April 21, 2005 (File
            No. 001-13437).

  10.48+    Retail Magazine Supply Agreement between Barnes & Noble, Inc. and
            International Periodical Distributors, Inc. dated as of August 6,
            2004, incorporated by reference to Quarterly Report on Form 10-Q, as filed with the SEC on December 10, 2004 (File No. 001-13437).

10.48.1+    First Amendment to Retail Magazine Supply Agreement effective as of
            April 1, 2006 between Barnes & Noble, Inc. and International
            Periodical Distributors, Inc. , incorporated by reference to Current
            Report on Form 8-K, as filed with the SEC on February 14, 2006 (File
            No. 001-13437).

  10.49** Employment Agreement dated February 28, 2005 between the Registrant and Alan Tuchman, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

  10.50** The 1999 Equity Participation Plan of Alliance Entertainment Corp., incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the SEC on January
            18, 2005 (File No. 333-121656).

  10.51**   The 1999 Employee Equity Participation and Incentive Plan of
            Alliance Entertainment Corp., incorporated by reference to Exhibit
            10.3 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the SEC on January 18, 2005 (File No. 333-121656).

  10.52**   Amended and Restated Digital On-Demand, Inc. 1998 Executive Stock
            Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the SEC on January 18, 2005 (File No. 333-121656).

  10.53**   Amended and Restated Digital On-Demand, Inc. 1998 General Stock
            Incentive Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-4, as filed with the SEC on January 18, 2005 (File No. 333-121656).

  10.54     Multi-Tenant Industrial Triple Net Lease, dated as of September 5,
            2003, between Catellus Development Corporation and AEC One Stop
            Group, Inc., incorporated by reference to Exhibit 10.6 to Amendment
            No. 1 to Registration Statement on Form S-4, as filed with the SEC on January 18, 2005 (File No. 333-121656).

  10.55**   Source Interlink Companies, Inc. Supplemental Executive Retirement
            Plan, effective as of March 1, 2005, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005
            (File No. 001-13437).

  10.56** Source Interlink Companies, Inc. Challenge Grant Program, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

  10.57** Executive Participation Agreement dated February 28, 2005 between the Registrant and James R. Gillis, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005
            (File No. 001-13437).

  10.58** Form of Executive Participation Agreement, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

  10.59** Form of Split-Dollar Insurance Agreement, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

  10.60 Consulting Agreement dated February 28, 2005 between the Registrant and The Yucaipa Companies, LLC, incorporated by reference to Current
            Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

  10.61+ Product Fulfillment Services Agreement dated as of March 17, 2004 between Barnes & Noble, Inc. and AEC One Stop Group, Inc., incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on April 18, 2005 (File No. 001-13437)

  10.62+    Distribution and Supply Agreement dated May 10, 2005 between the
            Registrant and Levy Home Entertainment LLC, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on May 16, 2005 (File No. 001-13437)

  10.63 Lease Agreement dated May 10, 2005 between Chas. Levy Company LLC and Chas. Levy Circulating Co. LLC concerning real estate located at 1140 North Branch Street, Chicago, Illinois, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on May 16, 2005 (File No. 001-13437)

  10.64**   Employment Agreement dated May 10, 2005 between the Registrant and
            Carol G. Kloster, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on May 16, 2005 (File No. 001-13437)

  10.65* Lease Agreement dated May 10, 2005 between Chas. Levy Company LLC and Chas. Levy Circulating Co. LLC concerning real estate located at 1006 Wright Street, Brainerd, Minnesota

  10.66*    Lease Agreement dated March 15, 2000 between High Properties and the
            Chas. Levy Circulating Company, LLC relating to 1850 Colonial
            Village Lane, Lancaster, Pennsylvania

10.66.1*    Amendment #1 to the Lease dated December 3, 2003

  10.67*    Industrial Real Estate Lease dated March 22, 1999 between MICO
            Archibald Partners, L.L.C. and Anderson News, LLC relating to 2590
            East Lindsay Privado, Ontario, California.

   14.1     Code of Business Conduct and Ethics of Source Interlink Companies,
            Inc., a Delaware corporation, incorporated by reference to Current
            Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No.
            001-13437).

   14.2 Code of Ethics for Chief Executive Officer and Financial Executives of Source Interlink Companies, Inc., a Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

   14.3     Code of Conduct for Directors and Executive Officers of Source
            Interlink Companies, Inc., a Delaware corporation, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

   21.1*    Subsidiaries of the Registrant.

   23.1*    Consent of BDO Seidman, LLP.

   31.1*    Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer.

   31.2*    Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer.

   32.1*    Section 1350 Certification of Principal Executive Officer and
            Principal Financial Officer.

*    Filed herewith

**   Indicates management contract or compensatory plan, contract or arrangement

+ Certain material has been omitted pursuant a request for confidential treatment and such material has been filed separately with the SEC.

                                  DRAFT 4/10/06
                        SOURCE INTERLINK COMPANIES, INC.
                          INDEX OF FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF SOURCE INTERLINK COMPANIES, INC.                              PAGE
------------------------------------------------------------------------------------------------           ----
Report of Independent Registered Public Accounting Firm                                                     F-2

Consolidated Balance Sheets at January 31, 2006 and 2005                                                    F-3

Consolidated Statements of Income for the fiscal years ended January 31, 2006, 2005 and 2004                F-5

Consolidated Statements of Stockholders' Equity for the fiscal years ended
  January 31, 2006, 2005 and 2004                                                                           F-6

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2006, 2005 and 2004            F-7

Notes to Consolidated Financial Statements                                                                  F-8

Financial Statement Schedule                                                                                S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited the accompanying consolidated balance sheets of Source Interlink Companies, Inc. as of January 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2006. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc. at January 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Source Interlink Companies, Inc.'s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 10, 2006

                        SOURCE INTERLINK COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        January 31,
                                                                 --------------------------
                                                                    2006           2005
                                                                 -----------    -----------
ASSETS
 Current Assets
    Cash                                                         $    23,239    $     1,387
    Trade receivables, net                                           129,782         48,078
    Purchased claims receivable                                        9,922          2,006
    Inventories                                                      198,483         16,868
    Income tax receivable                                              2,180          2,275
    Deferred tax asset                                                16,403          2,302
    Other                                                              6,058          3,349
                                                                 -----------    -----------

  Total current assets                                               386,067         76,265
                                                                 -----------    -----------

  Property, plants and equipment                                      89,971         36,706
  Less accumulated depreciation and amortization                     (23,255)       (14,375)
                                                                 -----------    -----------

  Net property plants and equipment                                   66,716         22,331
                                                                 -----------    -----------
  Other assets
    Goodwill, net                                                    302,293         71,600
    Intangibles                                                      118,988         16,126
    Deferred tax asset                                                    --          2,903
    Other                                                             10,408          8,528
                                                                 -----------    -----------

  Total other assets                                                 431,689         99,157
                                                                 -----------    -----------

Total assets                                                     $   884,472    $   197,753
                                                                 ===========    ===========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                January 31,
                                                                                          -----------------------
                                                                                             2006         2005
                                                                                          ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Checks issued against future advances on revolving credit facility                    $       --   $    1,951
    Accounts payable and accrued expenses (net of allowance for returns of
    $167,423 and $70,292 at January 31, 2006 and 2005, respectively)                         321,074       25,274
    Deferred revenue                                                                           3,226        2,205
    Other                                                                                         --           19
    Current portion of obligations under capital leases                                          476           --
    Current maturities of debt                                                                 6,508        5,630
                                                                                          ----------   ----------

  Total current liabilities                                                                  331,284       35,079
  Deferred tax liability                                                                       4,526           --
  Obligations under capital leases                                                             1,118           --
  Debt, less current maturities                                                               80,727       34,139
  Other                                                                                        7,224          852
                                                                                          ----------   ----------

  Total liabilities                                                                          424,879       70,070
                                                                                          ----------   ----------
  Commitments and contingencies

  Stockholders' equity
    Contributed capital:
      Preferred stock, $0.01 par (2,000 shares authorized; none issued)                           --           --
      Common stock, $0.01 par (100,000 and 40,000 shares authorized; 51,704 and 23,859           517          238
      shares issued)
      Additional paid-in-capital                                                             467,543      150,269
                                                                                          ----------   ----------

    Total contributed capital                                                                468,060      150,507
    Accumulated deficit                                                                      (10,817)     (23,696)
    Accumulated other comprehensive income (loss):
      Foreign currency translation                                                             2,350        1,439
    Less: Treasury stock (100 shares at cost)                                                     --         (567)
                                                                                          ----------   ----------

  Total stockholders' equity                                                                 459,593      127,683
                                                                                          ----------   ----------

Total liabilities and stockholders' equity                                                $  884,472   $  197,753
                                                                                          ==========   ==========
See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Year ended January 31,
                                                                          -------------------------------------------
                                                                              2006            2005           2004
                                                                          ------------   -------------   ------------
Revenues                                                                  $  1,527,451   $     356,644   $    315,791
Cost of revenues (including depreciation of $1,245, $1,225 and $1,258)       1,219,997         258,851        229,748
                                                                          ------------   -------------   ------------

Gross profit                                                                   307,454          97,793         86,043
Selling, general and administrative expense                                    177,867          51,379         47,712
Fulfillment freight                                                             72,806          21,067         16,381
Depreciation and amortization                                                   18,213           3,751          2,826
Relocation expenses                                                                 --           2,450          1,730
Loss on sale of land and building                                                   --           1,122             --
Merger and acquisition charges                                                   3,319              --             --
                                                                          ------------   -------------   ------------

Operating income                                                                35,249          18,024         17,394
                                                                          ------------   -------------   ------------

Other income (expense):
   Interest expense (including amortization of deferred financing fees
     of $631, $471, and $647)                                                   (6,794)         (1,575)        (3,427)
   Interest income                                                                 220             175            358
   Write off of deferred financing costs and original issue discount                --          (1,495)          (865)
   Other                                                                           203             161            393
                                                                          ------------   -------------   ------------

Total other expense                                                            (6,371)          (2,734)        (3,541)
                                                                          ------------   -------------   ------------

Income from continuing operations, before income taxes                          28,878          15,290         13,853
Income tax expense                                                              14,553           2,228          3,690
                                                                          ------------   -------------   ------------

Income from continuing operations                                               14,325          13,062         10,163
Loss from discontinued operations, net of tax                                   (1,446)           (980)          (115)
                                                                          ------------   -------------   ------------

Net income                                                                $     12,879   $      12,082   $     10,048
                                                                          ============   =============   ============

Earnings (loss) per share - basic
   Continuing operations                                                  $       0.29   $        0.57   $       0.55
   Discontinued operation                                                        (0.03)          (0.04)         (0.01)
                                                                          ------------   -------------   ------------

Total                                                                     $       0.26   $        0.53   $       0.54
                                                                          ============   =============   ============

Earnings (loss) per share - diluted
   Continuing operations                                                  $       0.28   $        0.53   $       0.52
   Discontinued operation                                                        (0.03)          (0.04)         (0.01)
                                                                          ------------   -------------   ------------

Total                                                                     $       0.25   $        0.49   $       0.51
                                                                          ============   =============   ============

Weighted average shares outstanding - basic                                     49,097          22,963         18,476
Weighted average shares outstanding - diluted                                   50,894          24,833         19,866
                                                                          ------------   -------------   ------------

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                    Accumulated
                                     Common Stock        Additional                     Other      Treasury Stock          Total
                                  ------------------      Paid-in     Accumulated  Comprehensive   ---------------     Stockholders'
                                  Shares      Amount      Capital       Deficit    Income (Loss)   Shares   Amount        Equity
                                  ------      ------     ----------   ----------   -------------   ------   ------     ------------
Balance, January 31, 2003         18,363      $ 184      $  97,338    $  (45,826)  $        (210)     100   $(567)     $     50,919

Net income                            --         --             --        10,048              --       --      --            10,048
Foreign currency translation          --         --             --            --           1,142       --      --             1,142
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------

Comprehensive income                  --         --             --        10,048           1,142       --      --            11,190
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------

Exercise of stock options            624          6          2,820            --              --       --      --             2,826
Tax benefit from stock
   options exercised                  --         --            924            --              --       --      --               924
Original issue discount of
   note payable from  warrants        --         --            936            --              --       --      --               936
Other                                  4         --            279            --              --       --      --               279
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------
Balance, January 31, 2004         18,991        190        102,297       (35,778)            932      100    (567)           67,074

Net income                            --         --             --        12,082              --       --      --            12,082
Foreign currency translation          --         --             --            --             507       --      --               507
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------

Comprehensive income                  --         --             --        12,082             507       --      --            12,589
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------

Exercise of stock options          1,058         10          5,915            --              --       --      --             5,925
Tax benefit from stock
   options exercised                  --         --          1,621            --              --       --      --             1,621
Public offer proceeds (net
of offering costs of $3,226)       3,800         38         40,436            --              --       --      --            40,474
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------
Balance, January 31, 2005         23,849        238        150,269       (23,696)          1,439      100    (567)          127,683

Net income                            --         --             --        12,879              --       --      --            12,879
Foreign currency translation          --         --             --            --             911       --      --               911
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------

Comprehensive income                  --         --             --        12,879             911       --      --            13,790
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------

Exercise of stock options          1,013         11          5,029            --              --       --      --             5,040
Tax benefit from stock
   options exercised                  --         --          1,866            --              --       --      --             1,866
Stock issued in Alliance
   acquisition                    26,942        269        304,445            --              --       --      --           304,714
Exchange of stock options
   and warrants to acquire
   Alliance common stock              --         --          6,500            --              --       --      --             6,500
Retirement of treasury stock        (100)        (1)          (566)           --              --     (100)    567                --
                                  ------      -----      ---------    ----------   -------------   ------   ------     ------------
Balance, January 31, 2006         51,704      $ 517      $ 467,543    $  (10,817)  $       2,350       --   $  --      $    459,593
                                  ======      =====      =========    ==========   =============   ======   ======     ============

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Year ended January 31,
                                                                                      -----------------------------------
                                                                                        2006          2005         2004
                                                                                      ---------     --------     --------
OPERATING ACTIVITIES
   Net income                                                                         $  12,879     $ 12,082     $ 10,048
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                       20,089        5,447        4,731
     Provision for losses on accounts receivable                                          6,100        3,003        1,819
     Deferred income taxes                                                                7,395       (1,382)        (534)
     Deferred revenue                                                                       997          525         (497)
     Loss on sale of land and building                                                       --        1,122           --
     Write off of deferred financing costs and original issue discount                       --        1,495          865
     Excess tax benefit from exercise of stock options                                    1,866        1,621          924
     Other                                                                                  700       (1,589)         123
     Changes in assets and liabilities (excluding business acquisitions):
       (Increase) decrease in accounts receivable                                       (33,295)     (10,256)         455
       (Increase) decrease in inventories                                               (41,518)         610       (1,329)
       Decrease in other current and non-current assets                                   2,154          706        1,364
       Increase (decrease) in accounts payable and other liabilities                     81,463      (24,845)      (5,673)
                                                                                      ---------     --------     --------

Cash provided by (used in) operating activities                                          58,830      (11,461)      12,296
                                                                                      ---------     --------     --------

INVESTMENT ACTIVITIES
   Capital expenditures                                                                 (13,069)      (7,146)      (2,113)
   Purchase of claims                                                                  (109,095)     (87,230)     (81,341)
   Payments received on purchased claims                                                101,179       91,181       83,144
   Collections (advances) under magazine export agreement                                    --        6,830       (6,830)
   Payments under magazine import agreement                                                  --       (1,500)      (1,000)
   Payments under magazine export agreement                                                  --           --       (1,400)
   Acquisition of Empire State News Corp.                                                    --       (4,212)          --
   Acquisition of Worldwide agreements                                                       --      (12,473)          --
   Acquisition of Promag Retail Services, LLC                                                --       (3,352)          --
   Net cash from Alliance Entertainment Corp. acquisition                                16,882       (2,585)          --
   Acquisition of Chas. Levy Circulating Company, LLC, net of cash acquired             (44,991)          --           --
   Acquisition of customer list                                                          (2,300)          --           --
   Proceeds from the sale of fixed assets                                                 1,548          735           --
                                                                                      ---------     --------     --------

Cash used in investing activities                                                       (49,846)     (19,752)      (9,540)
                                                                                      ---------     --------     --------

FINANCING ACTIVITIES
   (Decrease) increase in checks issued against revolving credit facilities             (13,529)     (12,178)       7,518
   Borrowings (repayments) under credit facilities                                       25,712        7,554      (27,733)
   Payments of notes payable                                                            (23,357)     (23,977)      (5,974)
   Borrowings under notes payable                                                        20,605       10,000       20,000
   Proceeds from the issuance of common stock                                             5,040       46,399        2,826
   Payments under capital leases                                                           (527)          --           --
   Deferred financing cost                                                               (1,076)        (161)          --
                                                                                      ---------     --------     --------

Cash provided by (used in) financing activities                                          12,868       27,637       (3,363)
                                                                                      ---------     --------     --------

Increase (decrease) in cash                                                              21,852       (3,576)        (607)
Cash, beginning of period                                                                 1,387        4,963        5,570
                                                                                      ---------     --------     --------
Cash, end of period                                                                   $  23,239     $  1,387     $  4,963
                                                                                      =========     ========     ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Source Interlink Companies, Inc. (the "Company") and its subsidiaries distribute home entertainment products direct to specialty and mainstream retailers, design, manufacture, install and remove retail fixtures located at the check-out lane, manage retailers' claims for rebates with magazine publishers, provide access to a comprehensive database of point-of-sale data to retailers and product managers, and manufacture and install high-end wood retail display fixtures principally in the United States.

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

REVENUE RECOGNITION

CD, DVD and Magazine Fulfillment

Revenues from the sale of CDs, DVDs and magazines the Company distributes are recognized at the time of delivery less allowances for estimated returns. Revenues from the sale of CDs, DVDs and magazines to wholesalers that are not shipped through our distribution centers are recognized at the later of notification from the shipping agent that the product has been delivered or the on-sale date of the CD, DVD or magazine. The Company records a reduction in revenue for estimated CD, DVD and magazine sales returns and a reduction in cost of sales for estimated CD, DVD and magazine purchase returns. Estimated returns are based on historical sell-through rates. A certain number of retailers use scan-based trading terms, in which retailers are not obligated to pay until the item sells at the retail store. In such arrangements, the Company recognizes revenue upon the sale of the merchandise by the retailer.

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

PROPERTY, PLANTS & EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting over the estimated useful lives as follows:

                                                              Life
                                                            ---------
Asset Class:
   Buildings                                                 40 years
   Machinery and equipment                                  5-7 years
   Vehicles                                                 5-7 years
   Furniture and fixtures                                   5-7 years
   Computers                                                3-5 years

Leasehold improvements are amortized over the shorter of the useful life of the asset or the life of the lease.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review was completed in the first fiscal quarter of 2006, 2005 and 2004 and no impairment charge was necessary. Fair value of the operating unit is determined based on a combination of discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. For goodwill valuation purposes only, the fair value of the operating segment is allocated to the assets and liabilities of the operating segment to arrive at an implied fair value of goodwill, based upon known facts and circumstances as if the acquisition occurred currently. The difference between the carrying value and the estimated fair value of the goodwill would be recognized as an impairment loss.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS

The Company currently amortizes intangible assets over the estimated useful life of the asset ranging from 3 to 20 years (See Footnote 6). The weighted average estimated useful life is approximately 18 years for customer lists, 4 years for non-compete agreements, and 7 years for software.

DEFERRED FINANCING FEES

Deferred financing fees are capitalized and amortized over the life of the credit facility and are included in other long-term assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-live assets in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This Statement applies to long-lived assets other than goodwill, and prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

CONCENTRATIONS OF CREDIT RISK

The Company has significant concentrations of credit risk in its CD and DVD Fulfillment, Magazine Fulfillment and In-Store Services segments. If the Company experiences a significant reduction in business from its clients, the Company's results of operations and financial condition may be materially and adversely affected. The Company aggregates customers with a common parent when calculating the applicable percentages. For CD, DVD and magazine distribution the Company calculates contribution to revenue based on the actual distribution and estimated sell-through based on the Company's calculated sales return reserve.

During fiscal 2006, two customers (Barnes and Noble, Inc. and Borders Group, Inc.) accounted for 33.8% (27.5% and 6.3%) of total revenues.

During fiscal 2005, these two customers accounted for 53.2% (28.7% and 24.5%) of total revenues.

During fiscal 2004, these two customers accounted for 53.4% (28.3% and 25.1%) of total revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides for potential uncollectible accounts receivable at a level management believes is sufficient based on customer specific information and historical collection experience.

SHIPPING AND HANDLING CHARGES

Shipping and handling charges related to the distribution of magazines and CDs and DVDs are not included in Cost

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of Revenues. Shipping and handling costs totaled approximately $72.8 million, $21.1 million and $16.4 million in 2006, 2005 and 2004, respectively.

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt including credit facilities approximates fair value due to their stated interest rate approximating a market rate. The fair value of the Company's fixed-rate debt approximates its carrying amount. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the fiscal 2006, 2005 or 2004 net income related to our stock option plans as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

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

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123:

                                                            Year ended January 31,
                                                -------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2006            2005           2004
                                                ------------   -------------   ------------
Net income (as reported)                        $     12,879   $      12,082   $     10,048
Stock compensation costs, net of tax                  (1,742)           (423)        (1,330)
                                                ------------   -------------   ------------

Pro-forma net income                            $     11,137   $      11,659   $      8,718
                                                ============   =============   ============

Weighted average shares, basic                        49,097          22,963         18,476
Weighted average shares, diluted                      50,894          24,833         19,866

Basic earnings per share - as reported          $       0.26   $        0.53   $       0.54
Diluted earnings per share - as reported        $       0.25   $        0.49   $       0.51

Basic earnings per share - pro-forma            $       0.23   $        0.51   $       0.47
Diluted earnings per share - pro-forma          $       0.22   $        0.47   $       0.44
                                                ------------   -------------   ------------

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         Year ended January 31,
                                                --------------------------------------
                                                  2006            2005           2004
                                                ---------      ---------     ---------
Dividend yield                                          0%             0%            0%
Expected volatility                                  0.50           0.50          0.50
Risk-free interest rate                         3.65-3.79%     2.18-2.86%    2.16-2.58%
Expected life                                     3 years        3 years       3 years

RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FAS 151 - "Inventory Costs" (FAS 151). FAS 151 is effective for the first fiscal year beginning after June 15, 2005. FAS 151 clarifies current guidance regarding the classification of costs associated with inventory, such as idle facility costs, freight, handling, and waste. The Company does not believe that the adoption of FAS 151 will have a material affect on the Company's results of operations or financial position.

In December 2004, the FASB issued FAS 123(R) - "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) is effective for the first fiscal year beginning after June 15, 2005. FAS 123(R) changes the way entities account for the issuance of stock-based compensation. In particular, FAS 123(R) requires that entities begin expensing the fair value of stock options. The Company has not yet completed its evaluation of the impact of adopting FAS 123(R). However, it believes that initial adoption of FAS 123(R) will result in expense being recognized for outstanding and unvested stock options and that additional compensation expense will be recognized in subsequent fiscal years.

In May 2005, the FASB issued FAS 154 - "Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 and Statement No. 3" ("FAS 154"). FAS 154 is effective for the first fiscal year beginning after December 15, 2005. FAS 154 changes the way entities account for accounting changes for which there is no stated transition method and for the correction of accounting errors. The adoption of FAS 154 will only impact the Company's results of operations and financial position to the extent that it adopts accounting methods for which there is no stated transition method or corrects accounting errors in future periods. Therefore, the Company does not believe that the adoption of FAS 154 will have a material affect on its results of operations or financial position.

In March 2006, the FASB issued FAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("FAS 156"). FAS 156 is effective for the first fiscal year beginning after September 15, 2006. FAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting FAS 156 on its results of operations or financial position, but does not expect that the adoption of FAS 156 will have a material impact.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

CHAS. LEVY CIRCULATING COMPANY LLC ACQUISITION

On May 10, 2005, the Company and Chas. Levy Company LLC ("Seller") entered into a Unit Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Company purchased all of the issued

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill and other intangible assets, which is deductible for tax purposes, recorded in connection with the transaction totaled $61.9 million and $15.9 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets. Deferred tax amounts associated with the acquisition have not been finalized.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended July 31, 2005. The acquisition was accounted for by the purchase method and, accordingly, the results of Levy's operations have been included in our consolidated statements of income since May 10, 2005.

The assets acquired and liabilities assumed in the acquisition are summarized below:

(IN THOUSANDS)                                     Amount
----------------------------------------        ------------
Cash                                            $      4,276
Trade receivables, net                                 6,703
Inventories                                           37,664
Current deferred tax asset                             2,726
Non current-deferred tax asset                         1,415
Property and equipment                                 1,539
Goodwill                                              61,949
Intangible assets                                     15,865
Other assets                                           1,728
Accounts payable and accrued liabilities             (67,928)
Long-term debt                                       (13,359)
Other long-term liabilities                           (3,311)
                                                ------------
Total consideration                             $     49,267
                                                ============

ALLIANCE ENTERTAINMENT CORP. ACQUISITION

On February 28, 2005, the Company completed its acquisition with Alliance Entertainment Corp. ("Alliance") pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated November 18, 2004 (the "Agreement"). Alliance provides full-service distribution of home entertainment products. They provide product and commerce solutions to "brick-and-mortar" and e-commerce retailers, while maintaining trading relationships with major manufacturers in the home entertainment industry. The Company consummated the acquisition to further its objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products.

The purchase price of approximately $315.5 million consisted of $304.7 million in the Company's common stock, representing approximately 26.9 million shares, $6.5 million related to the exchange of approximately 0.9 million

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill and other intangible assets, none of which is deductible for tax purposes, recorded in connection with the transaction totaled $168.9 million and $94.2 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2005. The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance's operations have been included in our consolidated statements of income since March 1, 2005.

The assets acquired and liabilities assumed in the acquisition are summarized below:

(IN THOUSANDS)                                     Amount
----------------------------------------        ------------
Cash                                            $     18,567
Trade receivables, net                                47,806
Inventories                                          102,434
Property and equipment                                41,881
Goodwill                                             168,893
Intangible assets                                     94,214
Other assets                                          16,326
Accounts payable and accrued liabilities            (158,264)
Obligations under capital leases                        (563)
Long-term debt                                       (11,811)
Other long-term liabilities                           (4,000)
                                                ------------

Total consideration                             $    315,483
                                                ============

The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance's operations have been included in our consolidated statements of income since March 1, 2005.

PRO-FORMA OPERATING RESULTS (Unaudited)

The following table summarizes pro forma operating results as if the Company had completed the acquisition of Alliance and Levy on February 1, 2003:

                                                           Year ended January 31,
                                                -------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               2006            2005           2004
                                                ------------   -------------   ------------
Revenues                                        $  1,697,003   $   1,674,794   $  1,519,982
Net income                                      $     12,604   $      19,505   $     (1,747)

Earnings per share - basic
   Continuing operations                        $       0.28   $        0.40   $      (0.03)
   Discontinued operations                             (0.03)          (0.02)            --
                                                ------------   -------------   ------------

Total                                           $       0.25   $        0.38   $      (0.03)
                                                ============   =============   ============
Earnings per share - diluted
   Continuing operations                        $       0.27   $        0.39   $      (0.03)
   Discontinued operations                             (0.03)          (0.02)            --
                                                ------------   -------------   ------------

Total                                           $       0.24   $        0.37   $      (0.03)
                                                ============   =============   ============

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on February 1, 2003, nor is it indicative of future results.

Merger charges related to the acquisition of Alliance recorded as expenses by the Company through January 31, 2006 totaled $3.3 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

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

Since the company has historically operated these magazine import and export businesses under leases, included in the magazine fulfillment segment, results of operations for the import and export businesses are included in the statement of operations for the years ended January 31, 2006, 2005 and 2004 respectively. Thus, this acquisition was not material to the Company's operations.

Under the original export lease agreement, the Company agreed to pay the prior owner's outstanding trade payables out of the collections of the prior owner's outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection are to be settled at a future date. The balance was paid in full in November 2004.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

Intangible assets:
   Goodwill                                                      8,529
   Customer lists and non-compete agreement                      3,400
Total assets acquired                                           11,929
Less: Additional notes payable issued                           (7,717)
                                                               -------
Total cash paid                                                $ 4,212
                                                               =======

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

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

Intangible assets:
 Goodwill                                                        8,723
 Customer lists and non-compete agreement                        4,500
Total assets acquired                                           13,223
Less: Note payable issued                                         (750)
                                                               -------
Total cash paid                                                $12,473
                                                               =======

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

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

Current assets:                                                    485
Fixed assets                                                     1,902
Goodwill                                                         8,612
Total assets acquired                                           10,999
Less: Current liabilities                                       (6,080)
Less: Note payable issued                                       (1,200)
Less: Other long-term liabilities                                 (367)
                                                               -------
Total cash paid                                                $ 3,352
                                                               =======

3. TRADE RECEIVABLES

Trade receivables consist of the following:

                                                         January 31,
                                                ----------------------------
(IN THOUSANDS)                                       2006           2005
--------------                                  -------------   ------------
Trade receivables                               $     343,882   $    129,031
Less allowances for:
   Sales returns and other                            193,418         78,404
   Doubtful accounts                                   20,682          2,549
                                                -------------   ------------

   Total allowances                                   214,100         80,953
                                                -------------   ------------

Trade receivables, net                          $     129,782   $     48,078
                                                =============   ============

4. INVENTORIES

Inventories consist of the following:

                                                         January 31,
                                                ----------------------------
(IN THOUSANDS)                                       2006           2005
-------------                                   -------------   ------------
Raw materials                                   $       2,652   $      2,657
Work-in-process                                         3,458          1,459
Finished goods:
   Pre-recorded music and video                       131,601             --
   Magazine and book                                   57,827          1,407
   Fixtures                                             2,945         11,345
                                                -------------   ------------

Total inventories                               $     198,483   $     16,868
                                                =============   ============

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consist of the following:

                                                             January 31,
                                                      ------------------------
(IN THOUSANDS)                                            2006         2005
------------------------                              -----------  -----------
Land                                                  $     8,418  $       870
Buildings                                                  17,206        8,809
Leasehold improvements                                      5,768        2,566
Machinery and equipment                                    31,649       10,806
Vehicles                                                      494          354
Furniture and fixtures                                      6,809        3,855
Computers                                                  15,870        9,446
Construction in progress                                    3,757           --
                                                      -----------  -----------

Total property, plants and equipment                  $    89,971  $    36,706
                                                      ===========  ===========

Depreciation expense from property, plants and equipment was $8.9 million, $3.8 million and $3.3 million for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows:

                                                             January 31,
                                                      ------------------------
(IN THOUSANDS)                                            2006         2005
----------------------------                          -----------  -----------
Amortized intangible assets:
  Customer lists                                      $   111,320  $    16,025
  Non-compete agreements                                    2,250        1,000
  Software                                                 16,492           --
                                                      -----------  -----------

Total intangibles                                         130,062       17,025
Accumulated amortization:
   Customer lists                                          (8,133)        (836)
   Non-compete agreements                                    (556)         (42)
   Software                                                (2,385)          --
                                                      -----------  -----------
Total accumulated amortization                            (11,074)        (899)
                                                      -----------  -----------
Intangibles, net                                      $   118,988  $    16,126
                                                      ===========  ===========

Amortization expense from intangible assets was $10.2 million, $1.2 million and $0.7 million for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Amortization expense for each of the five succeeding years is estimated to be $11.4 million per year.

Changes in the carrying amount of goodwill for the year ended January 31, 2006 are as follows:

                                          CD and DVD        Magazine       In-Store
(IN THOUSANDS)                            Fulfillment      Fulfillment     Services    Consolidated
--------------                            -----------      -----------     --------    ------------
Balance, January 31, 2005                 $        --      $    17,258     $ 54,342    $     71,600
Additions                                     168,898           61,949                      230,847
Foreign currency translation adjustments           --               --          452             452
Working capital adjustments                        --             (606)          --            (606)
                                          -----------      -----------     --------    ------------
Balance, January 31, 2006                 $   168,898      $    78,601     $ 54,794    $    302,293
                                          ===========      ===========     ========    ============

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of:

                                                             January 31,
                                                      ------------------------
(IN THOUSANDS)                                            2006         2005
------------------------------------------------      -----------  -----------
Revolving credit facility - Wells Fargo Foothill      $    45,001  $    19,289
Note payable - Wells Fargo Foothill                            --        8,766
Note payable - Magazine import and export                   6,227        9,879
Note payable - Former owner of Empire                         717        1,200
Note payable - Arrangements with suppliers                 11,815           --
Mortgage loan - Wachovia Bank                              20,000           --
Equipment loans - SunTrust Leasing                          3,216           --
Other                                                         259          635
                                                      -----------  -----------

Total debt                                                 87,235       39,769
Less current maturities                                     6,508        5,630
                                                      -----------  -----------

Debt, less current maturities                         $    80,727  $    34,139
                                                      ===========  ===========

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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at January 31, 2006) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At January 31, 2006 the prime rate was 7.5%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company has 3 LIBOR contracts outstanding at January 31, 2006 (expiring through February 2006) and bear interest at a weighted average rate of approximately 6.4% To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at January 31, 2006

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $195.5 million at January 31, 2006.

WFF and its affiliates together beneficially held 2,631,568 shares, or 5.09%, of the Company's outstanding common stock as of January 31, 2006. The Company did not engage in any material transactions with WFF during the year ended January 31, 2006, other than those listed above.

EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of January 31, 2006 was $3.2 million.

SUPPLIER LOANS

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Loans") totaling $14.0 million. The maturity dates of the supplier notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $1.6 million and $1.7 million due to be repaid in fiscal year 2007 and 2008, respectively. The total principal balance of the supplier loans as of January 31, 2006 is $11.8 million.

MORTGAGE LOAN

The Company obtained a 10 year, $20.0 million conventional mortgage loan through Wachovia Bank (the "Wachovia Mortgage"). The Wachovia Mortgage is collateralized by land and building located in Coral Springs, FL. The Wachovia Mortgage monthly principal payments are approximately $0.08 million beginning in October 2006 plus interest at a rate of LIBOR plus a margin of 1.60%. At the end of the 10 year term, a balloon payment in the amount of $11.1 million is due and payable.

MAGAZINE IMPORT AND EXPORT NOTES

Concurrent with the magazine import and export acquisition in November 2004, the Company issued an additional $7.7 million in notes payable. At January 31, 2006, the balance on all magazine import and export notes was $6.2 million. These notes bear interest at a rate of 2.37% and require quarterly payments through February, 2008.

The aggregate amount of debt maturing in each of the next five fiscal years is as follows:

(IN THOUSANDS)                                                        Amount
-------------                                                      -----------
Fiscal year:
  2007                                                             $     6,508
  2008                                                                   6,970
  2009                                                                   4,239
  2010                                                                   2,509
  2011                                                                  46,951
  Thereafter                                                            20,058
                                                                   -----------

  Total                                                            $    87,235
                                                                   ===========

At January 31, 2006 and 2005, unamortized deferred financing fees were approximately $2.2 million and $1.8 million, respectively.

8. DISCONTINUED OPERATION

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations:

                                                              Year ended January 31,
                                                      -------------------------------------
(IN THOUSANDS)                                            2006         2005         2004
---------------------------------------------         -----------  -----------  -----------
Revenue                                               $        --  $    13,380  $    17,343

Loss before income taxes                              $    (2,410) $    (3,033) $      (191)
Income tax benefit                                            964        1,213           76
                                                      -----------  -----------  -----------

Loss from discontinued operation, net of tax               (1,446)      (1,820)        (115)
                                                      -----------  -----------  -----------

Pre-tax gain on sale of discontinued business                  --        1,400           --
Income tax expense                                             --         (560)          --
                                                      -----------  -----------  -----------

Gain on sale of business, net of tax                           --          840           --
                                                      -----------  -----------  -----------

Discontinued operations, net of tax                   $    (1,446) $      (980) $      (115)
                                                      ===========  ===========  ===========

9. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computation are as follows:

                                                              Year ended January 31,
                                                         --------------------------------
(IN THOUSANDS)                                            2006         2005         2004
----------------------------------------------           ------       ------       ------
Weighted average number of common shares
 outstanding - basic                                     49,097       22,963       18,476
Effect of dilutive securities:
  Stock options and warrants                              1,797        1,870        1,390
                                                         ------       ------       ------

Weighted average number of common shares
 outstanding - diluted                                   50,894       24,833       19,866
                                                         ======       ======       ======

The following securities were excluded because
 their effect would be anti-dilutive:
  Stock options and warrants                                864          251          843
                                                         ------       ------       ------

10. INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of income for the income from continuing operations before income taxes consists of the following components:

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              Year ended January 31,
                                                      -------------------------------------
(IN THOUSANDS)                                            2006         2005         2004
--------------                                        -----------  -----------  -----------
Current
  Federal                                             $     4,701  $     2,627  $     3,292
  State                                                     1,265          539          580
  Foreign                                                   1,192          444          482
                                                      -----------  -----------  -----------

Total current                                               7,158        3,610        4,354
                                                      -----------  -----------  -----------

Deferred
  Federal                                                   5,916       (1,608)        (694)
  State                                                     1,479          466           (9)
  Foreign                                                      --         (240)          39
                                                      -----------  -----------  -----------

Total deferred                                              7,395       (1,382)        (664)
                                                      -----------  -----------  -----------

Total income tax expense                              $    14,553  $     2,228  $     3,690
                                                      ===========  ===========  ===========

The following summary reconciles income taxes for continuing operations at the maximum federal statutory rate with the effective rates for 2006, 2005 and 2004:

                                                              Year ended January 31,
                                                      -------------------------------------
(IN THOUSANDS)                                            2006         2005         2004
----------------------------------------              -----------  -----------  -----------
Income tax expense at statutory rate                  $    10,107  $     5,351  $     4,848
Permanent difference relating to non-
 deductible amortization of intangibles                     2,263           --           --
Change in valuation allowance                                  --       (4,104)      (3,208)
State income tax expense, net of federal
 income tax benefit                                         1,894          653          371
Difference in foreign tax rates                                13          (61)        (104)
Other, net                                                    276          389        1,783
                                                      -----------  -----------  -----------

Income tax expense                                    $    14,553  $     2,228  $     3,690
                                                      ===========  ===========  ===========

Components of income from continuing operations before income taxes are as follows:

                                                              Year ended January 31,
                                                      -------------------------------------
(IN THOUSANDS)                                            2006         2005         2004
---------------------------------------               -----------  -----------  -----------
United States                                         $    26,832  $    14,259  $    12,065
Foreign                                                     2,046        1,031        1,788
                                                      -----------  -----------  -----------

Total income from continuing operations               $    28,878  $    15,290  $    13,853
                                                      ===========  ===========  ===========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

                                                             January 31,
                                                      ------------------------
(IN THOUSANDS)                                            2006         2005
----------------------------------                    -----------  -----------
Deferred tax assets
  Net operating loss carryforwards                    $     4,122  $     4,576
  Allowance for doubtful accounts                           8,056        1,025
  Goodwill                                                     --          456
  Payroll related items                                     2,222          312

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Deferred revenue                                          1,246          882
  Inventory reserve                                         2,456           --
  Other                                                     3,144          606
                                                      -----------  -----------

Total deferred tax asset                                   21,246        7,857
                                                      -----------  -----------

Deferred tax liabilities
  Book/tax difference in capital assets                     7,448        1,791
  Goodwill                                                  1,149           --
  Prepaid expenses                                            772          861
                                                      -----------  -----------

Total deferred tax liabilities                              9,369        2,652
                                                      -----------  -----------

Net deferred tax asset                                $    11,877  $     5,205
                                                      ===========  ===========

Classified as:
  Current asset                                       $    16,403  $     2,302
  Long-term (liability) asset                              (4,526)       2,903
                                                      -----------  -----------

Net deferred tax asset                                $    11,877  $     5,205
                                                      ===========  ===========

At January 31, 2006, the Company had net operating loss ("NOL") carryforwards of approximately $11.8 million expiring in 2019.

Internal Revenue Service regulations limit the utilization of these operating losses to approximately $1.2 million per year. At January 31, 2006, the Company assessed the future utilization of its deferred tax assets, including NOL carryforwards and determined that it is more likely than not that the benefit of such deferred tax assets will be realized and a valuation allowance is not necessary.

11. RELATED PARTY TRANSACTIONS

The Company purchased legal services from Armstrong Teasdale LLP totaling approximately less than $0.1, $0.3 and $0.7 million for the years ended January 31, 2006, 2005 and 2004, respectively.

Pursuant to an agreement through August 2007, the Company conducts significant business with one customer distributing magazines, music and DVDs. The Chairman and major stockholder of this customer is a passive minority investor of AEC Associates, the Company's largest shareholder. During the fiscal year ended January 31, 2006, the Company had revenues of $421.0 million related to this customer and this customer's subsidiaries.

AEC Associates is the majority stockholder of Digital On-Demand, Inc. In connection with the spin-off of certain assets by Alliance to Digital On-Demand, Inc. which occurred prior to the merger, Alliance and Digital On-Demand, Inc. entered into a number of agreements including a distribution and separation agreement, licensing and co-marketing agreement, transition/shared services agreement and tax-sharing and indemnification agreement. We assumed the rights and obligations of Alliance under these agreements upon consummation of our merger with Alliance.

Carol Kloster, one of our executive officers, is a director of Chas. Levy Company, LLC, formerly the sole member of Chas. Levy Circulating Co. LLC. Concurrent with our acquisition of Chas. Levy Circulating Co. LLC, we entered into an agreement with Levy Home Entertainment, LLC, a wholly owned subsidiary of Chas. Levy Company, LLC to purchase book product for distribution to our customers. During the period beginning in May 2005 and ending January 31, 2006, we purchased $23.1 million in book product from Levy Home Entertainment, net of returns.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and manufacturing space, computer equipment and vehicles under leases that expire over the next 15 years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.

Rent expense was approximately $9.2 million, $5.5 million and $5.9 million for the years ended January 31, 2006, 2005 and 2004, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of year or more consisted of the following at January 31, 2006:

(IN THOUSANDS)                                                        Amount
--------------                                                     -----------
Fiscal year:
  2007                                                             $    11,367
  2008                                                                   9,561
  2009                                                                   8,609
  2010                                                                   7,499
  2011                                                                   4,970
  Thereafter                                                            16,245
                                                                   -----------

  Total                                                            $    58,251
                                                                   ===========

CHALLENGE GRANT PROGRAM

On March 1, 2005 the Company adopted the Challenge Grant Program (the "Program") to incentivize key executive personnel to maximize shareholder value resulting from the Alliance Entertainment Corp. acquisition. The effective date of the Program is March 1, 2005 and is in effect for the three year period commencing February 1, 2005 and ending January 31, 2008.

The Aggregate Payout under the Program shall be equal to that amount set forth in the following table opposite the applicable range which encompasses the cumulative operating income, as defined, over the three year period:

 Greater Than                   Less Than or Equal to           Aggregate Payout
--------------                  ---------------------           ----------------
      $0                            $195.2 million                     $0
$195.2 million                      $202.8 million               $2.50 million
$202.8 million                      $210.4 million               $5.00 million
$210.4 million                      $218.0 million               $7.50 million
$218.0 million                      $227.2 million               $10.00 million
$227.2 million                      $236.4 million               $11.00 million
$236.4 million                      $245.6 million               $12.00 million
$245.6 million                      $254.8 million               $13.00 million
$254.8 million                      $264.0 million               $14.00 million
$264.0 million                        Unlimited                  $15.00 million

The Aggregate Payout, if any, shall be allocated among the Executives in such amounts and proportions as may be determined by the Chief Executive Officer with, in the case of Executives that are also officers of the Corporation subject to the reporting requirements of Section 16 promulgated under the Securities Exchange Act of 1934, as

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amended, the approval of the Compensation Committee of the Board of Directors; provided however that 35% of the Aggregate Payout shall be allocated to S. Leslie Flegel. Based on current performance and projected performance levels, the Company has not accrued any aggregate payout related to the Program at January 31 2006.

If a Change of Control, as defined, shall occur during the Challenge Period, the Aggregate Payout under the Program shall be equal to that amount set forth in the following table opposite the applicable period in which the Change of Control occurs.

Twelve Month Period Ending                                      Aggregate Payout
--------------------------                                      ----------------
     January 31, 2006                                            $10.0 million
     January 31, 2007                                            $12.5 million
     January 31, 2008                                            $15.0 million

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

                                                                                              Weighted
                                                                   Range of Exercise Prices    Average
                                                        Number of  ------------------------   Exercise
                                                         Options       Low         High         Price
                                                        ---------  -----------  -----------  ----------
Options outstanding at January 31, 2003                 4,840,917  $      2.42  $     21.60  $     7.09
Options granted                                           826,750         4.56         9.66        5.09
Options forfeited or expired                             (141,972)        4.21        16.63        7.29
Options exercised                                        (623,661)        2.42         5.94        4.52
                                                        ---------  -----------  -----------  ----------

Options outstanding at January 31, 2004                 4,901,034         2.42        21.60        7.07
Options granted                                           223,500         8.58        12.55        9.40
Options forfeited or expired                             (586,089)        4.56        21.60       12.37
Options exercised                                        (982,446)        2.42         8.04        5.53
                                                        ---------  -----------  -----------  ----------

Options outstanding at January 31, 2005                 3,555,999         2.42        21.60        6.48
Options granted                                           587,500         9.79        11.00       10.95
Options acquired                                          807,107         1.77         9.21        7.07
Options forfeited or expired                              (28,923)        1.77        16.63        7.14
Options exercised                                        (994,493)        1.77         9.75        4.85
                                                        ---------  -----------  -----------  ----------

Options outstanding at January 31, 2006                 3,927,190  $      2.30  $     18.31  $     7.64
                                                        =========  ===========  ===========  ==========

The following table summarizes information about the stock options outstanding at January 31, 2006:

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                            Options Outstanding             Options Exercisable
                                                    -------------------------------------  ---------------------
                                                                  Weighted                              Weighted
                                                                  Average     Remaining                  Average
                                                       Number     Exercise   Contractual     Number     Exercise
                                                    Outstanding    Price    Life (Months)  Exercisable   Price
                                                    -----------   --------  -------------  -----------  --------
Range of exercise prices:
  $2.30 - $5.00                                      1,168,708    $   4.52     17 - 84      1,168,708   $   4.52
  $5.01 - $7.50                                        693,550        5.31     24 - 82        693,550       5.31
  $7.51 - $10.00                                     1,044,032        8.55     2 - 112        998,365       8.55
  $10.01 - $15.00                                      913,000       11.29    37 - 112        835,667      11.32
  $15.01 - $18.31                                      107,900       16.61     46 - 50        107,900      16.61
                                                     ---------    --------    --------      ---------   --------

  Total                                              3,927,190    $   7.64     2 - 112      3,804,190   $   7.56
                                                     =========    ========    ========      =========   ========

Options exercisable at January 31, 2005 and 2004 totaled 2,894,983 and 4,281,918, respectively and had weighted average exercise prices of $6.65 and $7.35, respectively.

The weighted average fair value of each option granted during the year was $4.08, $3.40 and $1.82 (at grant date) in 2006, 2005 and 2004, respectively. The options were issued at exercise prices which were equal to or exceeded the quoted market price of the Company's Common Stock on the date of grant. At January 31, 2006, there were 290,522 options remaining, under the Company stock option plans.

PROFIT SHARING AND 401(k) PLAN

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2006, 2005 and 2004.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee's contribution, not to exceed 5% of the employee's salary. The amounts matched by the Company during the years ended January 31, 2006, 2005 and 2004 pursuant to this Plan were approximately $1.4 million, $0.3 million and $0.4 million, respectively.

UNION PLAN

At January 31, 2006, 385 of the Company's 6,206 employees were members of a collective bargaining unit. The Company is party to three collective bargaining agreements, which expire at various times through October 31, 2008. Contributions to the union funds were approximately $0.7 million, $0.3 million and $0.4 million for the years ended January 31, 2006, 2005, and 2004, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company also provides an Supplemental Executive Retirement Plan ("SERP") that is designed to supplement the retirement benefits available through the Company's other savings plans to certain of the Company's executive officers. The minimum SERP liability is measured at year-end.

The accumulated year-end SERP benefit obligation, based on a discount rate of 7.00%, was $0.7 million at January 31, 2006 and is reflected in the Consolidated Balance Sheets as a liability. Benefits are funded by the Company through a Rabbi Trust. The year-end balance included in Other Assets was $1.1 million at January 31, 2006.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2006:

                                 Number      Number                  Expiration
                              Outstanding  Exercisable  Grant Date      Date
                              -----------  -----------  ----------   ----------
Exercise price:
  $  6.82                       150,000      150,000    10/23/2003   10/23/2013
  $  8.04                       338,667      338,667    10/30/2003    10/3/2008
  $  8.58                        35,000       11,667     8/30/2004    8/30/2014
  $ 11.62                        10,000       10,000      4/4/2005     4/4/2015

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid (refunded) is as follows:

                                                    Year ended January 31,
                                             ----------------------------------
(IN THOUSANDS)                                2006         2005         2004
--------------                               -------    ----------   ----------
Interest                                     $ 6,303    $    2,168   $    3,945
Income taxes                                 $ 6,606    $      359   $   (2,962)

Significant non-cash activities were as follows:

YEAR ENDED JANUARY 31, 2006

On February 28, 2005, as discussed in Note 2, the Company acquired Alliance Entertainment Corp. for the total consideration of $315.5 million as follows:

(IN THOUSANDS)                                                         Amount
-----------------------------------------------------------------    ----------
Fair value of common stock issued to Alliance shareholders           $  304,714
Fair value of options to purchase common stock issued to
 Alliance shareholders                                                    6,500
Cash paid for direct acquisition costs (of which, $1.7 million
 were paid during the year ended January 31, 2005)                        4,269
                                                                     ----------

Total purchase price for acquisition of Alliance                     $  315,483
                                                                     ==========

The total purchase price was allocated to the assets and liabilities of Alliance Entertainment Corp. as disclosed in Note 2.

YEAR ENDED JANUARY 31, 2005

In conjunction with the acquisition of Empire State News Corp., the Company incurred $1.6 million of deferred consideration in the form of two notes payable totaling $1.2 million (see Note 7) and deferred compensation of $0.4 million, subject to finalization of working capital adjustments in accordance with the purchase agreement.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In conjunction with the acquisition of WMS, Inc., the Company issued an addition $7.7 million in notes payable to acquire all import and export assets, naming rights and other intangibles, including a non-compete by the seller (see Note
7).

The Company paid in full a note payable it had with Hilco Capital and wrote off the original issue discount of $0.9 million and the unamortized deferred financing fees of $0.64 million.

YEAR ENDED JANUARY 31, 2004

In connection with a magazine export agreement entered into with WMS, Inc., a liability of $4.2 million was recognized for the guaranteed payments owed under the agreement.

In connection with the with establishment of the Wells Fargo Foothill credit facility, the outstanding balances (including any accrued but unpaid interest and fees) with Bank of America and Congress Financial were paid in full. Termination or our existing facilities resulted in a write-off of the related unamortized deferred financing fees of $0.9 million.

16. SHAREHOLDERS' EQUITY

In February 2005, the Company issued 26.9 million shares of common stock to the former shareholders of Alliance Entertainment Corp. as partial consideration for the Company's acquisition of Alliance at a value of approximately $304.7 million, valued at the average market price over the 5 day period preceding and following the announcement of the acquisition. The Company also exchanged 0.9 million Alliance stock options, which were valued using the Black-Scholes option pricing model and assumptions substantially the same as those presented in Note 1.

Also in February 2005, the Company reincorporated from Missouri into Delaware, and retired 100,000 shares of stock it held in treasury.

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

In October 2003, the Company issued 400,000 warrants to purchase shares of the Company's common stock at $8.04 per share. The warrants were valued at $0.9 million using the Black-Scholes option pricing model.

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

Based on the comparability of the operations, Levy's results are included in the Magazine Fulfillment group. As a result of the acquisition of Alliance on February 28, 2005, the Company created a CD and DVD Fulfillment reporting segment. Based on the reporting of the senior management, the previous Wood Manufacturing group's results are included in the In-Store Services group. The results for the years ended January 31, 2005 and 2004 have been restated to conform to this presentation.

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The segment results are as follows:

                                                    CD and DVD    Magazine    In-Store      Shared
(IN THOUSANDS)                                      Fulfillment Fulfillment   Services     Services   Consolidated
--------------                                      ----------- -----------   --------     --------   ------------
YEAR ENDED JANUARY 31, 2006
  Revenues                                         $   889,380  $   566,438  $   71,633   $       --   $1,527,451
  Cost of revenues                                     733,173      437,869      48,955           --    1,219,997
                                                   -----------  -----------  ----------   ----------   ----------

  Gross profit                                         156,207      128,569      22,678           --      307,454
  Selling, general and administrative expense           79,564       68,488       8,515       21,300      177,867
  Fulfillment freight                                   30,993       41,813          --           --       72,806
  Depreciation and amortization                         11,147        4,446         601        2,019       18,213
  Relocation expense                                        --           --          --           --           --
  Merger and acquisition costs                              --           --         344        2,975        3,319
                                                   -----------  -----------  ----------   ----------   ----------

  Operating income (loss)                          $    34,503  $    13,822  $   13,218   $  (26,294)  $   35,249
                                                   ===========  ===========  ==========   ==========   ==========

Capital Expenditures                               $     8,469  $     1,576  $      623   $    2,401   $   13,069

AS OF JANUARY 31, 2006
  Total assets                                     $   507,546  $   205,782  $  109,762   $   57,525   $  884,472
  Goodwill, net                                    $   168,898  $    78,601  $   54,794   $       --   $  302,293
  Intangibles, net                                 $    87,742  $    27,374  $    3,872   $       --   $  118,988

                                                   CD and DVD     Magazine    In-Store      Shared
(IN THOUSANDS)                                     Fulfillment  Fulfillment   Services     Services   Consolidated
--------------                                     -----------  -----------   --------     --------   ------------
YEAR ENDED JANUARY 31, 2005
  Revenues                                         $        --  $   280,171  $   76,473   $      --    $  356,644
  Cost of revenues                                          --      210,639      48,212          --       258,851
                                                   -----------  -----------  ----------   ---------    ----------

  Gross profit                                              --       69,532      28,261          --        97,793
  Selling, general and administrative expense               --       28,481       9,154      13,744        51,379
  Fulfillment freight                                       --       21,067          --          --        21,067
  Depreciation and amortization                             --        1,392         504       1,855         3,751
  Relocation expense                                        --        2,090         360          --         2,450
  Loss on sale of land and building                         --           --          --       1,122         1,122
                                                   -----------  -----------  ----------   ---------    ----------

  Operating income (loss)                          $        --  $    16,502  $   18,243   $ (16,721)   $   18,024
                                                   ===========  ===========  ==========   =========    ==========

Capital Expenditures                               $        --  $     2,379  $      279   $   4,488    $    7,146

AS OF JANUARY 31, 2005
  Total assets                                     $        --  $    69,116  $  109,172   $  19,465    $  197,753
  Goodwill, net                                    $        --  $    17,258  $   54,342   $      --    $   71,600
  Intangibles, net                                 $        --  $    11,800  $    4,326   $      --    $   16,126

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    CD and DVD    Magazine    In-Store      Shared
(IN THOUSANDS)                                     Fulfillment  Fulfillment   Services     Services   Consolidated
--------------                                     -----------  -----------   --------     --------   ------------
YEAR ENDED JANUARY 31, 2004
  Revenues                                         $        --  $   238,471  $   77,320   $      --   $  315,791
  Cost of revenues                                          --      179,460      50,288          --      229,748
                                                   -----------  -----------  ----------   ---------   ----------

  Gross profit                                              --       59,011      27,032          --       86,043
  Selling, general and administrative expense               --       25,474       9,357      12,881       47,712
  Fulfillment freight                                       --       16,381          --          --       16,381
  Depreciation and amortization                             --        1,076         261       1,489        2,826
  Relocation expense                                        --        1,654          --          76        1,730
                                                   -----------  -----------  ----------   ---------   ----------

  Operating income (loss)                          $        --  $    14,426  $   17,414   $ (14,446)  $   17,394
                                                   ===========  ===========  ==========   =========   ==========

Capital Expenditures                               $        --  $       312  $      407   $   1,394   $    2,113

AS OF JANUARY 31, 2004
  Total assets                                     $        --  $    47,718  $   98,207   $  18,176   $  164,101
  Goodwill, net                                    $        --  $        --  $   45,307   $      --   $   45,307
  Intangibles, net                                 $        --  $     7,824  $      107   $      --   $    7,931

Approximately $31.7 million, $38.5 million, and $32.0 million of our total revenues in the Magazine Fulfillment segment for the years ended January 31, 2006, 2005 and 2004, respectively, were derived from the export of U.S. publications to overseas markets. For the years ended January 31, 2006, 2005 and 2004, identifiable assets attributable to the export of U.S. publications were $14.3 million, $18.0 million and $16.4 million, respectively.18.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2005 has been restated due to the discontinued operation as discussed in Note 8 and is as follows:

                                                                                Three months ended
                                                                -------------------------------------------------
(IN THOUSANDS)                                                   April 30      July 31    October 31  January 31
--------------                                                   --------      -------    ----------  ----------
2006
  Revenues                                                      $  234,421   $  393,790   $  425,859  $  473,381
  Gross profit                                                  $   50,545   $   78,989   $   86,084  $   91,826
  Income from continuing operations                             $    1,671   $    4,076   $    6,083  $    2,495
  Income (loss) from discontinued operation                     $       --   $   (1,446)  $       --  $       --
  Net income                                                    $    1,671   $    2,630   $    6,083  $    2,495

  Earnings (loss) per share - Basic
    Continuing operations                                       $     0.04   $     0.08   $     0.12  $     0.05
    Discontinued operation                                              --        (0.03)          --          --
                                                                ----------   ----------   ----------  ----------

  Total                                                         $     0.04   $     0.05   $     0.12  $     0.05
                                                                ==========   ==========   ==========  ==========

  Earnings (loss) per share - Diluted
    Continuing operations                                       $     0.04   $     0.08   $     0.11  $     0.05
    Discontinued operation                                              --        (0.03)          --          --
                                                                ----------   ----------   ----------  ----------

  Total                                                         $     0.04   $     0.05   $     0.11  $     0.05
                                                                ==========   ==========   ==========  ==========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2005
  Revenues                                                      $   82,181   $   86,858   $   90,756  $   96,849
  Gross profit                                                  $   22,079   $   23,676   $   25,710  $   26,328
  Income from continuing operations                             $      633   $    4,063   $    4,029  $    4,337
  Income (loss) from discontinued                               $     (135)  $       74   $      349  $   (1,268)
  operation
  Net income                                                    $      497   $    4,138   $    4,378  $    3,069

  Earnings (loss) per share - Basic
    Continuing operations                                       $     0.03   $     0.17   $     0.17  $     0.18
    Discontinued operation                                           (0.01)        0.01         0.02       (0.05)
                                                                ----------   ----------   ----------  ----------

  Total                                                         $     0.02   $     0.18   $     0.19  $     0.13
                                                                ==========   ==========   ==========  ==========

  Earnings (loss) per share - Diluted
    Continuing operations                                       $     0.03   $     0.17   $     0.16  $     0.17
    Discontinued operation                                           (0.01)        0.00         0.01       (0.05)
                                                                ----------   ----------   ----------  ----------

  Total                                                         $     0.02   $     0.17   $     0.17  $     0.12
                                                                ==========   ==========   ==========  ==========

During the year ended January 31, 2006, the Company filed Consolidated Financial Statements on Forms 10-Q, which reflected $119 million in goodwill resulting from the acquisition of Alliance and $7.1 million in goodwill resulting from the acquisition of Levy as vendor lists classified as indefinite lived intangible assets. In these Consolidated Financial Statements on Form 10-K these amounts are now properly reflected as goodwill. If the previously filed Forms 10-Q had been filed with the same classification as shown in this Form 10-K, then goodwill and intangible assets at April 30, 2005, July 31, 2005, and October 31, 2005, by segment would have been as follows:

                                                   CD and DVD    Magazine    In-Store      Shared
(IN THOUSANDS)                                     Fulfillment  Fulfillment   Services     Services   Consolidated
--------------                                     -----------  -----------   --------     --------   ------------
APRIL 30, 2005
  Goodwill, net                                    $   169,520  $    16,652  $   50,139   $    4,139   $  240,450
  Intangibles, net                                 $    91,268  $    13,891  $    4,210   $       --   $  109,369

JULY 31, 2005
  Goodwill, net                                    $   169,925  $   107,872  $   50,322   $    4,139   $  332,258
  Intangibles, net                                 $    89,867  $     6,829  $    4,097   $       --   $  100,793

OCTOBER 31, 2005
  Goodwill, net                                    $   170,144  $    88,751  $   50,502   $    4,139   $  313,536
  Intangibles, net                                 $    87,984  $    26,052  $    3,985   $       --   $  118,021

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

19. SUBSEQUENT EVENTS

On March 2, 2006, the Company engaged an affiliate of The Yucaipa Companies, LLC as a consultant in connection with the process of pursuing strategic alternatives pursuant to a Consulting Agreement entered into between the Company and Yucaipa in February 2006. Yucaipa is an affiliate of AEC Associates, LLC, the largest single stockholder of the Company. In addition, the Company's Board of Directors, in consultation with The Yucaipa Companies, LLC, hired Deutsche Bank Securities Inc. to act as its exclusive financial advisor in the process of evaluating strategic alternatives. In connection with this evaluation process, Deutsche Bank Securities, Inc. will work with the affiliate of The Yucaipa Companies, LLC.

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note will be repaid by the Company over a six month period beginning April 2006 and bears interest at LIBOR minus one (3.83% at March 30, 2006). The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreements pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC ("SCN") from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The promissory note will be repaid by the Company over a six month period beginning April 2006 and bears interest at LIBOR minus one (3.83% at March 30, 2006). The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

                           SOURCE INTERLINK COMPANIES
                                   SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS SCHEDULE
                                 (IN THOUSANDS)

                     Column A                        Column B            Column C           Column D     Column E
                     --------                        --------            --------           --------     --------
                                                    Balance at                 Charge to
                                                   beginning of   Charged to     other                  Balance at
                    Description                       period       expense     accounts    Deductions  end of period
                    -----------                       ------       -------     --------    ----------  -------------
Year ended January 31, 2006:
  Allowance for doubtful accounts                  $     2,126   $     6,100  $   18,833   $    6,377   $   20,682
  Sales return reserves                            $    78,404   $ 1,178,681  $  109,663   $1,173,330   $  193,418

Year ended January 31, 2005:
  Allowance for doubtful accounts                  $     4,568   $     3,003  $      200   $    5,645   $    2,126
  Sales return reserves                            $    64,566   $   356,691  $    3,147   $  346,000   $   78,404

Year ended January 31, 2004:
  Allowance for doubtful accounts                  $     5,925   $     1,819  $       --   $    3,176   $    4,568
  Sales return reserves                            $    36,994   $   317,303  $       --   $  289,731   $   64,566