Form 10-Q
period 2006-04-30
SOURCE INTERLINK COMPANIES INC
filed 2006-06-09
CIK 943605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 001-13437

                        (SOURCE INTERLINK COMPANIES LOGO)

                        SOURCE INTERLINK COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                          20-2428299
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 27500 Riverview Center Blvd., Suite 400                             34134
         Bonita Springs, Florida                                  (Zip Code)
(Address of principal executive offices)

                                 (239) 949-4450
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in
                   Rule 12b-2 of the Exchange Act. (Check one)

                                 [ ] Yes [X] No

 As of June 2, 2006, there were 51,783,364 shares of the Company's common stock outstanding.

================================================================================

                                   Cover Page

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                                3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                              22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.         34

ITEM 4.  CONTROLS AND PROCEDURES.                                            35

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                  37

ITEM 1A. RISK FACTORS.                                                       37

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.        37

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                    37

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                37

ITEM 5.  OTHER INFORMATION.                                                  37

ITEM 6.  EXHIBITS.                                                           37

                              Table of Contents

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      INDEX OF FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of April 30, 2006 (unaudited) and
January 31, 2006.                                                             4

Consolidated Statements of Income for the three months ended
April 30, 2006 and 2005 (unaudited).                                          6

Consolidated Statement of Stockholders' Equity for the three months ended
April 30, 2006 (unaudited).                                                   7

Consolidates Statements of Cash Flows for the three months ended
April 30, 2006 and 2005 (unaudited).                                          8

Notes to Consolidated Financial Statements                                    9

                        SOURCE INTERLINK COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     April 30,
                                                        2006      January 31,
                                                    (unaudited)       2006
                                                    -----------   -----------
ASSETS
   Current assets
      Cash                                          $       --     $ 23,239
      Trade receivables, net                           137,657      129,782
      Purchased claims receivable                       10,169        9,922
      Inventories                                      233,505      198,483
      Income tax receivable                              2,686        2,180
      Deferred tax asset                                16,563       16,403
      Other                                              7,644        6,058
                                                    ----------     --------
   Total current assets                                408,224      386,067
                                                    ----------     --------
   Property, plants and equipment                       92,977       89,971
   Less accumulated depreciation and amortization      (23,808)     (23,255)
                                                    ----------     --------
   Net property, plants and equipment                   69,169       66,716
                                                    ----------     --------

   Other assets
      Goodwill, net                                    420,298      302,293
      Intangibles, net                                 130,375      118,988
      Other                                              9,873       10,408
                                                    ----------     --------
   Total other assets                                  560,546      431,689
                                                    ----------     --------
Total assets                                        $1,037,939     $884,472
                                                    ==========     ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        April 30,
                                                                                          2006       January 31,
                                                                                       (unaudited)       2006
                                                                                       -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Checks issued against future advances on revolving credit facility               $    5,965     $     --
      Accounts payable and accrued expenses (net of allowance for returns of
         $169,693 and $167,423 at April 30, 2006 and January 31, 2006, respectively)      343,994      321,074
      Deferred revenue                                                                      2,606        3,226
      Current portion of obligations under capital leases                                     884          476
      Current maturities of debt                                                           21,849        6,508
                                                                                       ----------     --------
   Total current liabilities                                                              375,298      331,284
   Deferred tax liability                                                                  39,624        4,526
   Obligations under capital leases                                                         1,721        1,118
   Debt, less current maturities                                                          150,634       80,727
   Other                                                                                    7,083        7,224
                                                                                       ----------     --------
   Total liabilities                                                                      574,360      424,879
                                                                                       ----------     --------

   Commitments and contingencies
   Stockholders' equity
      Contributed capital:
         Preferred stock, $0.01 par (2,000 shares authorized; none issued)                     --           --
         Common stock, $0.01 par (100,000 and 40,000 shares authorized; 51,712 and
             51,704 shares issued)                                                            517          517
         Additional paid-in-capital                                                       468,011      467,543
                                                                                       ----------     --------
      Total contributed capital                                                           468,528      468,060
      Accumulated deficit                                                                  (7,558)     (10,817)
      Accumulated other comprehensive income:
         Foreign currency translation                                                       2,609        2,350
                                                                                       ----------     --------
   Total stockholders' equity                                                             463,579      459,593
                                                                                       ----------     --------
Total liabilities and stockholders' equity                                             $1,037,939     $884,472
                                                                                       ==========     ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three months ended
                                                                  April 30,
                                                             -------------------
                                                               2006       2005
                                                             --------   --------
Revenues                                                     $454,600   $234,421
Cost of revenues (including depreciation of $278 and $193)    364,660    183,876
                                                             --------   --------
Gross profit                                                   89,940     50,545
Selling, general and administrative expense                    54,320     29,674
Fulfillment freight                                            21,935     10,336
Depreciation and amortization                                   5,805      3,103
Merger and acquisition charges                                     --      3,094
Impairment of land and building held for sale                     529         --
                                                             --------   --------
Operating income                                                7,351      4,338
                                                             --------   --------
Other income (expense):
   Interest expense (including amortization of deferred
      financing fees of $157 and $275)                         (2,268)      (935)
   Interest income                                                 68         46
   Other                                                           14         74
                                                             --------   --------
Total other expense                                            (2,186)      (815)
                                                             --------   --------
Income before income taxes                                      5,165      3,523
Income tax expense                                              1,906      1,852
                                                             --------   --------
Net income                                                   $  3,259   $  1,671
                                                             ========   ========

Earnings per share - basic                                   $   0.06   $   0.04

Earnings per share - diluted                                 $   0.06   $   0.04

Weighted average common shares outstanding - basic             51,708     42,314
Weighted average common shares outstanding - diluted           53,154     44,395

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Accumulated
                                          Common Stock    Additional                     Other           Total
                                        ---------------     Paid-in    Accumulated   Comprehensive   Stockholders'
                                        Shares   Amount     Capital      Deficit     Income (Loss)       Equity
                                        ------   ------   ----------   -----------   -------------   -------------
Balance, January 31, 2006               51,704    $517     $467,543     $(10,817)        $2,350         $459,593
Net income                                  --      --           --        3,259             --            3,259
Foreign currency translation                --      --           --           --            259              259
                                        ------    ----     --------     --------         ------         --------
Comprehensive income                        --      --           --        3,259            259            3,518
                                        ------    ----     --------     --------         ------         --------
Stock compensation expense                  --      --          400           --             --              400
Exercise of stock options                    8      --           54           --             --               54
Excess tax benefit from stock options
   exercised                                --      --           14           --             --               14
                                        ------    ----     --------     --------         ------         --------
Balance, April 30, 2006                 51,712    $517     $468,011     $ (7,558)        $2,609         $463,579
                                        ======    ====     ========     ========         ======         ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 Three months ended
                                                                                     April 30,
                                                                                -------------------
                                                                                  2006       2005
                                                                                --------   --------
OPERATING ACTIVITIES
   Net income                                                                   $  3,259   $  1,671
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                6,240      3,571
      Provision for losses on accounts receivable                                  1,728        240
      Deferred income taxes                                                           --         --
      Deferred revenue                                                              (360)       402
      Stock compensation expense                                                     400         --
      Excess tax benefit from exercise of stock options                               14        679
      Impairment of land and building held for sale                                  529         --
      Other                                                                         (259)       (70)
         Changes in assets and liabilities (excluding business acquisitions):
         (Increase) decrease in accounts receivable                               (8,220)     7,647
         Increase in inventories                                                  (9,816)   (15,605)
         Increase in other current and non-current assets                         (1,654)    (1,106)
         Decrease in accounts payable and other liabilities                      (48,775)    (8,041)
                                                                                --------   --------
Cash used in operating activities                                                (56,914)   (10,612)
                                                                                --------   --------

INVESTMENT ACTIVITIES
   Capital expenditures                                                           (1,955)    (2,355)
   Purchase of claims                                                            (27,902)   (31,384)
   Payments received on purchased claims                                          27,655     18,720
   Net cash from Alliance Entertainment Corp. acquisition                             --     16,879
   Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired          (13,620)        --
   Acquisition of Anderson SCN Services, LLC, net of cash acquired               (25,990)        --
   Acquisition of distribution rights                                                 --     (2,300)
   Other                                                                          (1,017)       (41)
                                                                                --------   --------
Cash used in investing activities                                                (42,829)      (481)
                                                                                --------   --------

FINANCING ACTIVITIES
   Increase (decrease) in checks issued against revolving credit facilities        5,965     (8,041)
   Borrowings under credit facilities                                             69,793     28,709
   Net borrowings (payments) on notes payable and capital leases                     692     (9,910)
   Proceeds from the issuance of common stock                                         54      1,241
   Deferred financing cost                                                            --       (899)
                                                                                --------   --------
Cash provided by financing activities                                             76,504     11,100
                                                                                --------   --------
(Decrease) increase in cash                                                      (23,239)         7
Cash, beginning of period                                                         23,239      1,387
                                                                                --------   --------
Cash, end of period                                                             $     --   $  1,394
                                                                                ========   ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Source Interlink Companies, Inc. (the "Company") is a leading marketing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items. The Company's fully integrated businesses include:

     - Distribution and fulfillment of entertainment products to major retail chains throughout North America and directly to consumers of entertainment products ordered through the Internet;

     - Import and export of periodicals sold in more than 100 markets worldwide;

     - Coordination of product selection and placement of impulse items sold at checkout counters;

     - Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase; and

     - Design, manufacture and installation of wire fixtures and custom wood displays in major retail chains.

Source Interlink serves approximately 110,000 retail store locations throughout North America. Supply chain relationships include movie studios, record labels, magazine and newspaper publishers, confectionary companies and manufacturers of general merchandise.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended April 30, 2006 and 2005 and our financial position as of April 30, 2006, respectively have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended January 31, 2006, as filed with the Securities and Exchange Commission ("SEC") on April 17, 2006.

Certain reclassifications have been made to conform to the current period presentation. These reclassifications had no effect on the results of operations or stockholders' equity.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2. BUSINESS COMBINATIONS

ACQUISITION OF ANDERSON MID-ATLANTIC NEWS, LLC

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note will be repaid by the Company over a six month period beginning June 2006 and bears interest at LIBOR minus one (4.02% at April 30, 2006). The purchase price and the intercompany debt repayment were funded from the Company's revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $26.4 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2006. The acquisition was accounted for by the purchase method and, accordingly, the results of Mid-Atlantic's operations have been included in our consolidated statements of income since March 31, 2006. The pro-forma operating results as if the Company had completed the acquisition at the beginning of the periods presented are not significant to the Company's consolidated financial statements and are not presented.

Goodwill at the date of the acquisition of Mid-Atlantic is based on a preliminary internal valuation study, therefore reported amounts may change based on finalization which is expected to occur during the second quarter of fiscal 2007.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

(IN THOUSANDS)                              Amount
--------------                             --------
Cash                                       $      4
Inventories                                   7,526
Property and equipment                          396
Goodwill                                     26,417
Intangible assets                             4,728
Other assets                                     63
Accounts payable and accrued liabilities    (21,391)
Long-term debt                                  (20)
                                           --------
Total consideration                        $ 17,723
                                           ========

ACQUISITION OF ANDERSON SCN SERVICES, LLC

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC ("SCN") from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of its outstanding intercompany debt. The

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The promissory note will be repaid by the Company over a six month period beginning June 2006 and bears interest at LIBOR minus one (4.02% at April 30, 2006). The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $55.5 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2006. The acquisition was accounted for by the purchase method and, accordingly, the results of SCN's operations have been included in our consolidated statements of income since March 31, 2006. The pro-forma operating results as if the Company had completed the acquisition at the beginning of the periods presented are not significant to the Company's consolidated financial statements and are not presented.

Goodwill at the date of the acquisition of SCN is based on a preliminary internal valuation study, therefore reported amounts may change based on finalization which is expected to occur during the second quarter of fiscal 2007.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

(IN THOUSANDS)                              Amount
--------------                             --------
Cash                                       $      8
Trade receivables, net                        3,241
Inventories                                  17,950
Property and equipment                        2,691
Goodwill                                     55,460
Intangible assets                             9,687
Other assets                                     54
Accounts payable and accrued liabilities    (51,882)
Obligations under capital leases             (1,010)
                                           --------
Total consideration                        $ 36,199
                                           ========

3. INVENTORIES

Inventories consist of the following:

                                   April 30,
                                      2006      January 31,
(IN THOUSANDS)                    (unaudited)       2006
--------------                    -----------   -----------
Raw materials                       $  2,846      $  2,652
Work-in-process                        3,369         3,458
Finished goods:
   Pre-recorded music and video      135,541       131,601
   Magazines and books                88,873        57,827
   Fixtures                            2,876         2,945
                                    --------      --------
Inventories                         $233,505      $198,483
                                    ========      ========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

4. GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows:

                                  April 30,
                                     2006      January 31,
(IN THOUSANDS)                   (unaudited)       2006
--------------                   -----------   -----------
Amortized intangible assets:
   Customer lists                 $125,742      $111,320
   Non-compete agreements            2,250         2,250
   Software                         16,492        16,492
                                  --------      --------
Total intangibles                  144,484       130,062
Accumulated amortization:
   Customer lists                  (10,354)       (8,133)
   Non-compete agreements             (691)         (556)
   Software                         (3,064)       (2,385)
                                  --------      --------
Total accumulated amortization     (14,109)      (11,074)
                                  --------      --------
Intangibles, net                  $130,375      $118,988
                                  ========      ========

Amortization expense from intangible assets was $3.0 million and $1.6 million for the three months ended April 30, 2006 and 2005, respectively. Amortization expense is expected to approximate $12.2 million for each of the next five fiscal years.

The changes in the carrying amount of goodwill for the three months ended April 30, 2006, are as follows:

                                            CD and DVD     Magazine    In-Store
(IN THOUSANDS)                             Fulfillment   Fulfillment   Services   Consolidated
--------------                             -----------   -----------   --------   ------------
Balance, January 31, 2006                    $168,898      $ 78,601     $54,794     $302,293
Additions                                      35,097        82,068         738      117,903
Foreign currency translation adjustments           --            --         102          102
                                             --------      --------     -------     --------
Balance, April 30, 2006                      $203,995      $160,669     $55,634     $420,298
                                             ========      ========     =======     ========

5. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of:

                                                                  April 30,
                                                                    2006       January 31,
(IN THOUSANDS)                                                   (unaudited)       2006
--------------                                                   -----------   -----------
Revolving credit facility - Wells Fargo Foothill                   $114,793      $45,001
Note payable - Magazine import and export                             5,551        6,227

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note payable - Former owner of Empire                                   717          717
Note payable - Former owner of Anderson Mid-Atlantic News, LLC        4,100           --
Note payable - Former owner of Anderson-SCN Services, LLC            10,200           --
Note payable - Arrangements with suppliers                           11,218       11,815
Mortgage loan - Wachovia Bank                                        20,000       20,000
Equipment loans - Suntrust Leasing                                    5,761        3,216
Other                                                                   143          259
                                                                   --------      -------
Total debt                                                          172,483       87,235
Less current maturities                                              21,849        6,508
                                                                   --------      -------
Debt, less current maturities                                      $150,634      $80,727
                                                                   ========      =======

WELLS FARGO FOOTHILL CREDIT FACILITY

On February 28, 2005, the Company modified its existing credit facility with Wells Fargo Foothill ("WFF") as a result of its acquisition of Alliance. The primary changes from the original line of credit were to (1) increase the maximum allowed advances under the line of credit from $45.0 million to $250.0 million and (2) extend the maturity date from October 2009 to October 2010. In addition, in conjunction with the modification of the existing credit facility, the Company repaid the balance of its $10.0 million WFF term loan. WFF, as arranger and administrative agent for each of the parties that may become a participant in such arrangement and their successors ("Lenders") will make revolving loans to us and our subsidiaries of up to $250.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at April 30, 2006) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At April 30, 2006 the prime rate was 7.75%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company had 2 LIBOR contracts outstanding at April 30, 2006 (expiring through July 2006) that bear interest at a weighted average rate of approximately 7.0%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at April 30, 2006.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $45.7 million at April 30, 2006.

EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of April 30, 2006 was $5.8 million.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

SUPPLIER LOANS

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Loans") totaling $14.0 million. The maturity dates of the notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $1.6 million and $1.7 million due to be repaid in fiscal year 2007 and 2008, respectively. The total principal balance of the Supplier Loans as of April 30, 2006 is $11.2 million.

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

MAGAZINE IMPORT AND EXPORT NOTES

Concurrent with the magazine import and export acquisition in November 2004, the Company issued an additional $7.7 million in notes payable. At April 30, 2006, the balance on all magazine import and export notes was $5.6 million. These notes bear interest at a rate of 2.37% and require quarterly payments through February, 2008.

NOTE TO FORMER OWNER OF MID-ATLANTIC

Concurrent with the acquisition of Mid-Atlantic, the Company issued a note payable to its former owner for $4.1 million. The note bears interest at LIBOR minus 1.0%, beginning in June 2006, and requires repayment in the amount of $0.5 million in the second fiscal quarter of 2006 and the remainder in the third fiscal quarter of 2006.

NOTE TO FORMER OWNER OF SCN

Concurrent with the acquisition of SCN, the Company issued a note payable to its former owner for $10.2 million. The note bears interest at LIBOR minus 1.0%, beginning in June 2006, and requires repayment in the amount of $1.3 million in the second fiscal quarter of 2006 and the remainder in the third fiscal quarter of 2006.

The aggregate amount of debt maturing through January 31, 2011 is as follows:

(IN THOUSANDS)          Amount
--------------         --------
Fiscal year:
   Remainder of 2007   $ 20,457
   2008                   7,866
   2009                   4,577
   2010                   2,781
   2011                 116,744
   Thereafter            20,058
                       --------
Total                  $172,483
                       ========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

At April 30, 2006 and January 31, 2006, unamortized deferred financing fees were approximately $2.0 million and $2.2 million, respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company leases facilities, vehicles, an aircraft, computer and other equipment under various capital and operating leases. Future minimum lease payments under non-cancelable operating leases with terms of one year or more at April 30, 2006 consist of the following:

(IN THOUSANDS)          Amount
--------------         -------
Fiscal year:
   Remainder of 2007   $11,691
   2008                 12,760
   2009                 10,803
   2010                  8,829
   2011                  5,646
   Thereafter           15,795
                       -------
Total                  $65,524
                       =======

7. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

                                                       Three months ended
                                                            April 30,
                                                       ------------------
(IN THOUSANDS)                                            2006     2005
--------------                                           ------   ------
Weighted average common shares outstanding - Basic       51,708   42,314
Dilutive effect of stock options and warrants             1,446    2,081
                                                         ------   ------
Weighted average common shares outstanding - Diluted     53,154   44,395
                                                         ======   ======

For the three months ended April 30, 2006 and 2005, stock options to purchase
0.4 million and 0.2 million stock options, respectively, were excluded from the calculation of diluted income per share because their exercise price exceeded the average market price of the common shares during the period.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows:

                                                 Three months ended
                                                      April 30,
                                                 ------------------
(IN THOUSANDS)                                      2006     2005
--------------                                     ------   ------
Interest                                           $2,054   $  853
Income taxes (net of receipts of $119 in 2006)     $2,501   $2,457

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

As discussed in Note 2, the Company acquired Mid-Atlantic on March 30, 2006 for the total consideration of $17.7 million, including $13.6 million in cash and $4.1 million in the form of a note payable.

As discussed in Note 2, the Company acquired SCN on March 30, 2006 for the total consideration of $36.2 million, including $26.0 million in cash and $10.2 million in the form of a note payable.

9. STOCK-BASED COMPENSATION

On February 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective method. Also on February 1, 2006, the Company granted approximately 0.1 million options to non-executive members of its board of directors. The Company recognized stock compensation expense of approximately $0.3 million associated with this grant. Total stock compensation expense recognized during the three months ended April 30, 2006 was $0.4 million.

Prior to adoption of FAS No. 123(R), Share-Based Payment, the Company had elected to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans, as permitted under FAS No. 123, Accounting for Stock-Based Compensation (FAS No. 123). No stock compensation expense was recognized during the three months ended April 30, 2005 as all options granted in those periods had an exercise price equal or greater than the market value of the underlying stock on the date of grant.

The following is a reconciliation of the net income per weighted average share had the Company adopted the fair-value provisions of FAS No. 123:

                                                                    Three months
                                                                     ended April
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 30, 2005
-------------------------------------                               ------------
Net income - as reported                                              $ 1,671
Add stock compensation expense included in net income, net of tax          --
Less pro-forma stock compensation expense, net of tax                    (670)
                                                                      -------
Pro-forma net income                                                  $ 1,001
                                                                      =======
Weighted average common shares outstanding - Basic                     42,314
Weighted average common shares outstanding - Diluted                   44,395

Earnings per share (as reported):
   Basic                                                              $  0.04
   Diluted                                                            $  0.04

Earnings per share (pro-forma):
   Basic                                                              $  0.02
   Diluted                                                            $  0.02

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                             Three months ended
                                                 April 30,
                                           ---------------------
                                              2006        2005
                                           ---------   ---------
Weighted average dividend yield                  0.0%        0.0%
Weighted average expected volatility            41.4%       50.0%

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Weighted average expected life             3.1 years   3.0 years
Weighted average risk-free interest rate         4.5%        3.8%

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

                                                           Range of      Weighted
                                                       Exercise Prices    Average
                                           Number of   ---------------   Exercise
                                            Options      Low     High      Price
                                           ---------   ------   ------   --------
Options outstanding at January 31, 2006    3,927,190   $ 2.30   $18.31    $ 7.64
Options granted                               71,712    11.39    11.39     11.39
Options forfeited or expired                  (3,100)   10.60    14.88     14.05
Options exercised                             (8,125)    4.21    10.60      6.28
                                           ---------   ------   ------    ------
Options outstanding at April 30, 2006      3,987,677   $ 2.30   $18.31    $ 7.70
                                           =========   ======   ======    ======

The following table summarizes information about the stock options outstanding at April 30, 2006:

                                      Options Outstanding              Options Exercisable
                            --------------------------------------   ----------------------
                                          Weighted                                 Weighted
                                           Average     Remaining                    Average
                               Number     Exercise    Contractual       Number     Exercise
                            Outstanding     Price    Life (Months)   Exercisable     Price
                            -----------   --------   -------------   -----------   --------
Range of exercise prices:
$2.30 - $5.00                1,166,108     $ 4.52        14 - 81      1,166,108     $ 4.52
$5.01 - $7.50                  691,250       5.31        21 - 79        691,250       5.31
$7.51 - $10.00               1,041,207       8.55        32 - 79      1,011,873       8.58
$10.01 - $15.00                981,212      11.29       35 - 117        981,212      11.29
$15.01 - $18.31                107,900      16.61        43 - 47        107,900      16.61
                             ---------     ------       --------      ---------     ------
Total                        3,987,677     $ 7.70       14 - 117      3,958,343     $ 7.70
                             =========     ======       ========      =========     ======

10. SEGMENT FINANCIAL REPORTING

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

Based on the comparability of the operations, Mid-Atlantic and SCN's results are included in the Magazine Fulfillment group.

The CD and DVD Fulfillment segment derives revenues from (1) selling and distributing pre-recorded music, videos, video games and related products to retailers, (2) providing product and commerce solutions to "brick-and-mortar"

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

The segment results are as follows:

                                          CD and DVD     Magazine    In-Store    Shared
(IN THOUSANDS)                           Fulfillment   Fulfillment   Services   Services   Consolidated
--------------                           -----------   -----------   --------   --------   ------------
THREE MONTHS ENDED APRIL 30, 2006
   Revenues                                $240,690      $194,979    $ 18,931   $    --     $  454,600
   Cost of revenues                         199,504       152,125      13,031        --        364,660
                                           --------      --------    --------   -------     ----------
   Gross profit                              41,186        42,854       5,900        --         89,940
   Selling, general and administrative
      expense                                21,805        24,106       2,236     6,173         54,320
   Fulfillment freight                        8,744        13,191          --        --         21,935
   Depreciation and amortization              3,458         1,651         146       550          5,805
   Impairment of land and building
      held for sale                              --            --          --       529            529
                                           --------      --------    --------   -------     ----------
   Operating income                        $  7,179      $  3,906    $  3,518   $(7,252)    $    7,351
                                           ========      ========    ========   =======     ==========

Capital Expenditures                       $    941      $    444    $     79   $   491     $    1,955

AS OF APRIL 30, 2006
   Total assets                            $527,684      $372,590    $114,540   $23,125     $1,037,939
   Goodwill, net                           $203,995      $160,669    $ 55,634   $    --     $  420,298
   Intangibles, net                        $ 85,866      $ 40,750    $  3,759   $    --     $  130,375

                                          CD and DVD     Magazine    In-Store    Shared
(IN THOUSANDS)                           Fulfillment   Fulfillment   Services   Services   Consolidated
--------------                           -----------   -----------   --------   --------   ------------
THREE MONTHS ENDED APRIL 30, 2005
   Revenues                                $148,462      $ 71,653    $ 14,306   $    --     $  234,421
   Cost of revenues                         121,136        52,740      10,000        --        183,876
                                           --------      --------    --------   -------     ----------
   Gross profit                              27,326        18,913       4,306        --         50,545
   Selling, general and administrative
      expense                                13,360         9,046       2,155     5,113         29,674
   Fulfillment freight                        4,667         5,669          --        --         10,336
   Depreciation and amortization              2,066           403         146       488          3,103
   Merger and acquisition charges                --            --         227     2,867          3,094
                                           --------      --------    --------   -------     ----------

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   Operating income                        $  7,233      $  3,795    $  1,778   $(8,468)    $    4,338
                                           ========      ========    ========   =======     ==========

Capital Expenditures                       $  1,554      $     53    $    158   $   590     $    2,355

AS OF JANUARY 31, 2006
   Total assets                            $507,546      $205,782    $109,762   $57,525     $  884,472
   Goodwill, net                           $168,898      $ 78,601    $ 54,794   $    --     $  302,293
   Intangibles, net                        $ 87,742      $ 27,374    $  3,872   $    --     $  118,988

Approximately $8.9 million and $8.3 million of the Company's total revenues in the Magazine Fulfillment segment for the three months ended April 30, 2006 and 2005, respectively, were derived from the export of U.S. publications to overseas markets. At April 30, 2006 and January 31, 2006, identifiable assets attributable to the export of U.S. publications were $29.3 million and $14.3 million.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                   (UNAUDITED)

11. SUBSEQUENT EVENT

In June 2006, the Company determined that the book value of a building it owned and held for sale at April 30, 2006 exceeded its fair market value. Therefore, the Company recognized an impairment charge of $0.5 million for the difference between the book value of the building and its fair market value. The impairment charge is included in the Company's consolidated results of operations for the three months ended April 30, 2006.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Quarterly Report on Form 10-Q including, but not limited to, those contained in Item 2 of Part I "Management's Discussion and Analysis of Financial Condition and Results of Operations," along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under "Risk Factors" in our Annual Report for the fiscal year ended January 31, 2006 on Form 10-K filed with the SEC on April 17, 2006:

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under "Risk Factors" in our Annual Report for the fiscal year ended January 31, 2006 filed with the SEC on April 17, 2006 could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 2 of Part I "Management's Discussion and Analysis of Financial Condition and Results of Operation." Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

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

     - Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase; and

     - Design, manufacture and installation of wire fixtures and custom wood displays in major retail chains.

Our clients include:

     - Mainstream retailers, such as Wal-Mart Stores, Inc., The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Sears Holdings Corporation., and Meijer, Inc.;

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

Our suppliers include:

     - Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

     - Film studios, such as The Walt Disney Company, Time Warner Inc., Sony Corp., The News Corporation, Viacom Inc. and General Electric Company; and

     - Magazine Distributors, such as COMAG Marketing Group, LLC, Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc.

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

OVERVIEW

Significant events that occurred during the three months ended April 30, 2006 and 2005 include:

ACQUISITION OF ANDERSON MID-ATLANTIC NEWS, LLC

On March 30, 2006, we acquired all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, we provided approximately $9.6 million on the date of acquisition to Mid-Atlantic to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit. Mid-Atlantic's results of operations have been included in our Consolidated Financial Statements since the date of acquisition. The preliminary allocation of purchase price is presented in Note 2 to our Consolidated Financial Statements.

ACQUISITION OF ANDERSON-SCN SERVICES, LLC

On March 30, 2006, we acquired all of the issued and outstanding membership interests of Anderson-SCN Services, LLC ("SCN") from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, we provided approximately $17.0 million on the date of acquisition to SCN to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit. SCN's results of operations have been included in our Consolidated Financial Statements since the date of acquisition. The preliminary allocation of purchase price is presented in Note 2 to our Consolidated Financial Statements.

ACQUISITION OF ALLIANCE ENTERTAINMENT CORP.

On February 28, 2005, we completed the acquisition of Alliance Entertainment Corp. ("Alliance"), a logistics and supply chain management services company for the home entertainment product market pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated as of November 18, 2004 (the "Merger Agreement").

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

RESULTS OF OPERATIONS

Please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and filed with the SEC on April 17, 2006 for more information on the types of revenues and expenses included within the specific line-items in our financial statements.

The following table sets forth, for the periods presented, information relating to our continuing operations, by segment:

                                  Three months ended April 30,
                           -----------------------------------------
                                   2006                  2005
                           -------------------   -------------------
(IN THOUSANDS)              Amount    Margin %    Amount    Margin %
--------------             --------   --------   --------   --------
CD AND DVD FULFILLMENT
   Revenues                $240,690              $148,462
   Cost of revenues         199,504               121,136
                           --------              --------
   Gross profit              41,186     17.1%      27,326     18.4%
   Operating expenses(a)     34,007                20,093
                           --------     ----     --------     ----
   Operating income        $  7,179      3.0%    $  7,233      4.9%
                           ========     ====     ========     ====
MAGAZINE FULFILLMENT
   Revenues                $194,979              $ 71,653
   Cost of revenues         152,125                52,740
                           --------              --------
   Gross profit              42,854     22.0%      18,913     26.4%
   Operating expenses(a)     38,948                15,118
                           --------     ----     --------     ----
   Operating income        $  3,906      2.0%    $  3,795      5.3%
                           ========     ====     ========     ====
IN-STORE SERVICES
   Revenues                $ 18,931              $ 14,306
   Cost of revenues          13,031                10,000
                           --------              --------
   Gross profit               5,900     31.2%       4,306     30.1%
   Operating expenses(a)      2,382                 2,528
                           --------     ----     --------     ----
   Operating income        $  3,518     18.6%    $  1,778     12.4%
                           ========     ====     ========     ====
SHARED SERVICES
   Revenues                $     --              $     --
   Cost of revenues              --                    --
                           --------              --------
   Gross profit                  --      n/a           --      n/a
   Operating expenses(a)      7,252                 8,468
                           --------     ----     --------     ----
   Operating income          (7,252)     n/a       (8,468)     n/a
                           ========     ====     ========     ====
TOTAL
   Revenues                $454,600              $234,421
   Cost of revenues         364,660               183,876
                           --------              --------
   Gross profit              89,940     19.8%      50,545     21.6%
   Operating expenses(a)     82,589                46,207
                           --------     ----     --------     ----
   Operating income           7,351      1.6%       4,338      1.9%
                           ========     ====     ========     ====

(a) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, relocation expenses, impairment of land and building held for sale, depreciation and amortization of intangibles.

REVENUES

Total revenues for the quarter ended April 30, 2006 increased $220.2 million, or 93.9%, from the same quarter of the prior year due primarily the following factors:

     -    The acquisition of Chas. Levy Circulating Co., LLC ("Levy") in May
          2005,

     -    The acquisition of Mid-Atlantic and SCN in the current quarter, and

     - The inclusion of three months of results of operations from Alliance in the current quarter compared to two months in the prior year.

CD and DVD Fulfillment

Our CD and DVD Fulfillment group's revenues were $240.7 million, an increase of $92.2 million, or 62.1%, from the same quarter of the prior year. The increase is due primarily to inclusion of three months of revenues from the group in results of operations for the current quarter compared to two months in the prior year. Additionally, the group experience increases in sales to major customers and large new customers of $11.1 million and increases in customer direct fulfillment of $8.5 million.

Magazine Fulfillment

Our Magazine Fulfillment group's revenues were $195.0 million, an increase of $123.3 million, or 172.1%, from the same quarter of the prior year.

The group's revenues for the three months ended April, 30 2006 and 2005 are comprised of the following components:

                      Three months ended
                           April 30,
                      ------------------
(IN THOUSANDS)          2006       2005     Change
--------------        --------   -------   --------
Domestic Mainstream   $126,444   $ 7,598   $118,846
Domestic Specialty      59,632    55,787      3,845
Export                   8,903     8,268        635
                      --------   -------   --------
Total                 $194,979   $71,653   $123,326
                      ========   =======   ========

Revenue consists of the gross amount of books and magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of Grocery, Discount, Transportation Terminals, Convenient Stores and Drug Stores. The mainstream distribution channel's revenues include book and magazine distribution. The increase in sales of $118.9 is primarily attributable to two recent acquisitions and a major new customer and existing customer expansion. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Levy, a leading magazine wholesaler based in Chicago, IL, with distribution centers in Chicago, IL, Lancaster, PA, Brainerd, MN, and City of Industry, CA. In March 2006, the group acquired additional distribution territories in Southern California and Washington DC/Baltimore markets, through the acquisition of Mid-Atlantic and SCN.

Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of Bookstores, Music outlets, Office Supply stores and Computer stores. The increase in sales relates to increased distribution to our two major bookstore chains.

Export revenues originate from the sale of domestic titles to foreign wholesalers and brokers for distribution to foreign markets.

Sales efficiencies expressed as a percentage of net distribution to gross distribution were 31.5%, 42.0% and 40.5% for the mainstream, specialty and export groups, respectively. The prior year comparable period efficiencies were 31.2%, 43.1% and 36.1%.

In-Store Services

Our In-Store Services group's revenues were $18.9 million, an increase of $4.6 million, or 32.3%, from the same quarter of the prior year.

The group's revenues are comprised of the following components:

                               Three months ended
                                    April 30,
                               ------------------
(IN THOUSANDS)                   2006       2005    Change
--------------                 --------   -------   ------
Claim filing and information    $ 4,548   $ 3,544   $1,004
Front end wire and services       7,676     5,072    2,604
Wood                              6,707     5,690    1,017
                                -------   -------   ------
Total                           $18,931   $14,306   $4,625
                                =======   =======   ======

Our claim filing revenues are recognized at the time the claim is paid. The $1.0 million increase in claim filing and information is attributable to the timing of the receipt of quarterly claim payments.

Our front end wire and services revenue increased $2.6 million due to increased production for several large jobs for large chain retailers, compared to relatively few large jobs during the same quarter of the prior year.

Our wood revenues increased $1.0 million due to increased store openings and remodels performed by our major customers.

GROSS PROFIT

Gross profit for the period increased $39.4 million, or 77.9%, over the same quarter of the prior year primarily due to the following factors:

     -    The acquisition of Levy in May 2005,

     -    The Mid-Atlantic and SCN in the current quarter, and

     - The inclusion of three months of results of operations from Alliance in the current quarter compared to two months in the prior year.

Overall gross profit margins decreased 1.8 percentage points in the current quarter compared the same quarter of the prior year.

CD and DVD Fulfillment

Gross profit for our CD and DVD Fulfillment group was $41.2 million, an increase of $13.9 million, or 50.7%, over the prior year. The increase relates primarily to the inclusion of three months of results of operations from the group in the current quarter compared to two months in the prior year. Gross profit margins for the group decreased from 18.4% in the prior year to 17.1% in the current quarter, primarily due to increased DVD sales, which have lower gross profit margins, over the same quarter of the prior year. In addition, there were increased customer direct fulfillment sales, in which our CD and DVD Fulfillment group sells directly to consumers via retailer websites. These sales have generally lower gross profit margins than sales to retailers for resale to consumers.

Magazine Fulfillment

Our Magazine Fulfillment group's gross profit was $42.9 million for the quarter ended April 30, 2006. Compared to the comparable prior fiscal year period, gross profit increased $23.9 million or 126.6%. Gross profit margin decreased from 26.4% to 22.0%.

The decrease in gross profit margins is attributable to the change in sales mix due to the increase in revenues in the mainstream distribution channel, as a result of the acquisition of Levy, Mid-Atlantic and SCN. The mainstream distribution channel generally has lower gross margins then the specialty distribution channel due to certain publisher rebates that are available to the specialty distribution channel that are not available in the domestic distribution channel. Gross margins were 23.2% and 21.3% in the current quarter for the specialty and mainstream groups, respectively.

In-Store Services

Our In-Store Services group's gross profit was $5.9 million in the current quarter, an increase of $1.6 million, or 37.0%, compared to the same quarter of the prior year. The group's gross profit margin increased from 30.1% to 31.2%. The increase in gross profit is attributed primarily to the increase in revenues discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the current quarter were $54.3 million, an increase of $24.6 million, or 83.1%, compared to the prior year. Selling, general and administrative expenses as a percent of revenues declined from 12.7% to 11.9%.

CD and DVD Fulfillment

Selling, general and administrative expenses for our CD and DVD Fulfillment group were $21.8 million, an increase of $8.4 million, or 63.2%, compared to the prior year. The increase is primarily due to the inclusion in the current quarter of three months of the group's results of operations, compared to two months in the prior year. Selling, general and administrative expenses as a percentage of the group's revenues increased from 9.0% to 9.1%.

Magazine Fulfillment

The Magazine Fulfillment group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations.

Selling, general and administrative expenses increased $15.1 million, or 166.5%, from $9.0 million to $24.1 million. The increase relates primarily to the expansion of the group's mainstream distribution backroom operations and in-store merchandising field force via the acquisitions described above. Selling, general and administrative expenses as a percentage of the group's revenues decreased from 12.6% to 12.4%.

In-Store Services

The In-Store Services group's selling, general and administrative expenses remained relatively flat at $2.2 million.

Shared Services

The selling, general and administrative expenses of the Shared Services group increased $1.1 million, or 20.7% over the same quarter of the prior year. The increase is primarily due to increased operating expenses to support our significant growth and a charge of $0.4 million taken in the current quarter related to non-cash stock compensation expense associated with our adoption of FAS 123(r). As noted above, shared services selling, general, and administrative expenses declined as a percentage of total revenues from 2.2% to 1.4%.

FULFILLMENT FREIGHT

Our fulfillment freight expenses were $21.9 million, an increase of $11.6 million, or 112.2%, compared to the prior year. The increase is primarily attributable to significantly higher distribution due to the acquisition of Chas. Levy Circulating Co., LLC in May 2005, the acquisition of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC and the inclusion of three months of the results of operations of Alliance Entertainment Corp. in the current quarter compared to two months in the same quarter of the prior year, coupled with significantly higher fuel costs in the current quarter compared with the same quarter of the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $5.8 million, an increase of $2.7 million, or 87.1%, compared to the prior year. The increase is primarily attributable to the acquisition of Levy in May 2005, the acquisition of Mid-Atlantic and SCN and the inclusion of three months of the results of operations of Alliance the current quarter compared to two months in the prior year.

IMPAIRMENT OF LAND AND BUILDING HELD FOR SALE

In May 2006, we entered into a contract to sell land and a building that we owned during the second quarter of fiscal 2007. As such, we recorded an impairment charge in the three months ended April 30, 2006 for the difference between the estimated realizable value and the carrying amount of the land and building.

MERGER AND ACQUISITION CHARGES

Merger charges related to acquisition recorded as expense by the Company through April 30, 2005 totaled $3.1 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

OPERATING INCOME

Operating income for the quarter ended April 30, 2006 increased $3.0 million, or 69.5%, compared to the prior year due to the factors described above.

Operating profit margins decreased from 1.9% to 1.6%, primarily due to decreases in gross profit margins discussed above.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. The increase of $1.3 million relates primarily to significantly higher borrowings during the current quarter due primarily to the acquisition of Mid-Atlantic and SCN and increased interest rates on debt.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

INCOME TAX EXPENSE

The effective tax rates were 36.9% and 52.6% for the current quarter and the same quarter of the prior year, respectively. The decrease in the effective tax rate is due to a revision of the treatment of certain timing differences. We anticipate our effective tax rate to approximate 40% for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

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

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance not allocated to the operation groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of April 30, 2006:

                                        Payments due during the year ending January 31,
                                     ----------------------------------------------------
                                     Remainder                                  2011 and
                                      of 2007      2008      2009     2010     thereafter     Total
                                     ---------   -------   -------   -------   ----------   --------
Debt obligations                      $20,457    $ 7,866   $ 4,577   $ 2,781    $136,802    $172,483
Interest payments(a)                    8,599     10,464    10,025     9,765      10,573      49,426
Capital leases                            801        888       704       212          --       2,605
Operating leases                       11,691     12,760    10,803     8,829      21,441      65,524
                                      -------    -------   -------   -------    --------    --------
Total contractual cash obligations    $41,548    $31,978   $26,109   $21,587    $168,816    $290,038
                                      =======    =======   =======   =======    ========    ========

(a) Interest is calculated using the prevailing weighted average rate on our outstanding debt at April 30, 2006, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

                                         Notional amounts expiring during the
                                               year ending January 31,
                                      -----------------------------------------
                                                                      2011 and
(IN THOUSANDS)                          2007    2008   2009   2010   thereafter    Total
--------------                        -------   ----   ----   ----   ----------   -------
Financial standby letters of credit   $11,625   $664    $--    $--       $--      $12,289

OPERATING CASH FLOW

Net cash used in operating activities was $56.9 million and $10.6 million for the quarters ended April 30, 2006 and 2005, respectively.

Operating cash flows for the three months ended April 30, 2006 were comprised of:

     -    Net income of $3.3 million,

     -    Plus non-cash charges including:

          -    depreciation and amortization of $6.2 million,

          -    provisions or losses on accounts receivable of $1.7 million,

          -    stock compensation expense of $0.4 million, and

          -    impairment of land and building held for sale of $0.5 million.

     -    Cash was used for:

          -    a decrease in deferred revenue of $0.4 million,

          -    an increase in accounts receivable of $8.2 million,

          -    an increase in inventories of $9.8 million,

          -    an increase in other assets of $1.7 million, and

          - a decrease in accounts payable and other liabilities of $48.8 million.

The increase in accounts receivable was primarily due to a $30.7 million increase in accounts receivable in our Magazine Fulfillment group. $6.2 million of this increase results from the timing of the acquisition of Mid-Atlantic and SCN, approximately $10.5 million in new receivables as a result of bringing in new customers and locations, and $6.2 million associated with increased domestic specialty distribution and the timing of receipts from major customers. Additionally, increased production within our In-Store Services group during the first quarter of fiscal 2007, versus fourth quarter fiscal 2006 resulted in $3.2 million in additional receivables. These increases in accounts receivable were partially offset by a decrease in accounts receivable of $25.1 million within our CD and DVD Fulfillment group, primarily related to the timing of receipts from major customers.

The increase in inventories was primarily due to a $5.6 million increase in inventories within our Magazine Fulfillment group, resulting from an increase of $7.8 million associated with bringing in new customers and locations, partially offset by other insignificant changes within the Magazine Fulfillment group of $2.2 million. Changes in inventory in our other groups were insignificant in size and accounted for the rest of the increase.

The decrease in accounts payable was primarily due to a decrease in accounts payable within our Magazine Fulfillment group of $31.5 million. $20.4 million of this increase results from the timing of the acquisition of Mid-Atlantic and SCN, with the remainder attributable to the timing of vendor payments within the first quarter of fiscal 2007. Additionally, our CD and DVD Fulfillment group had a decrease in accounts payable of $25.7 million associated with payments on accounts payable originated under extended holiday season payment terms in the fourth quarter of fiscal 2006.

Operating cash flows for the three months ended April 30, 2005 were comprised of:

     -    Net income of $1.7 million,

     -    Plus non-cash charges including:

          -    depreciation and amortization of $3.6 million,

          -    provisions for losses on accounts receivable of $0.2 million,

          - a tax benefit received on stock options exercised of $0.7 million, and

          -    an increase of $0.4 million in deferred revenue.

     - $7.6 million cash was also provided by a decrease in accounts receivable.

     -    Cash was used for:

          -    an increase in inventories of $15.6 million,

          - a decrease in accounts payable and other liabilities of $8.0 million, and

          -    an increase in other assets of $1.1 million.

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

INVESTING CASH FLOW

Net cash used in investing activities was $42.8 million and $0.5 million for the quarters ended April 30, 2006 and 2005, respectively.

For the quarter ended April 30, 2006 cash used in investing activities consisted primarily of $13.6 million paid to acquire Mid-Atlantic and $25.9 million paid to acquire SCN. Additionally, we incurred capital expenditures of $2.0 million and other investing expenditures of $1.0 million.

For the quarter ended April 30, 2005, cash used in investing activities was reduced by capital expenditures of $2.4 million, of which $1.6 million relates to equipment purchases made by the CD and DVD Fulfillment group in anticipation of new business. Our advance pay program used $12.7 million in the first quarter of 2006. We also invested $2.3 million for the rights to distribute certain titles over a period of three to fifteen years. Finally, as part of the acquisition of the CD and DVD Fulfillment group, we acquired cash of $16.9 million after direct acquisition costs.

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

Net cash provided by financing activities was $76.5 million and $11.1 million for the quarters ended April 30, 2006 and 2005, respectively.

Financing activities in the quarter ended April 30, 2006 consisted primarily of borrowings under our revolving credit facility of $69.8 million and an increase in checks issued against future borrowings under the revolving credit facility of $6.0 million. The significant borrowings under the revolving credit facility were primarily for the purpose of acquiring Mid-Atlantic and SCN.

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

DEBT

For a detailed description of the terms of our significant debt instruments, please see Note 7 to our Consolidated Financial Statements.

Significant debt transactions during the three months ended April 30, 2006 are as follows:

     - In connection with the acquisition of Mid-Atlantic on March 30, 2006, we issued a promissory note to its former owner in the amount of $4.1 million. It is to be repaid in the amount of $0.5 million in the second quarter of fiscal 2007, and the remainder in the third quarter of fiscal 2007. It bears interest beginning in June 2007 at the rate of LIBOR minus 1.0%. The remainder of the purchase price, $13.6 million, was funded by borrowings on our revolving credit facility.

     - In connection with the acquisition of SCN on March 30, 2006, we issued a promissory note to its former owner in the amount of $10.2 million. It is to be repaid in the amount of $1.3 million in the second quarter of fiscal 2007, and the remainder in the third quarter of fiscal 2007. It bears interest beginning in June 2007 at the rate of LIBOR minus 1.0%. The remainder of the purchase price, $26.0 million, was funded by borrowings on our revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt primarily relates to credit facilities with Wells Fargo Foothill. See
Note 7 to our Consolidated Financial Statements.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of $114.8 million at April 30, 2006. Interest on the outstanding balance is charge based on a variable interest rate related to the prime rate (7.75% at April 30, 2006) plus a margin specified in the credit agreement based on an availability calculation (0.0% at April 30, 2006).

A 1.0% increase in the prevailing interest rate on our debt at April 30, 2006 is estimated to cause an increase of $1.2 million in the interest expense for the remainder of the year ending January 31, 2007.

We do not perform any interest rate hedging activities related to this facility.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchase of foreign magazines for domestic distribution.

Revenues derived from the export of foreign titles (or sales to domestic brokers who facilitate the export) totaled $8.9 million for the quarter ended April 30, 2006 or 4.6% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $25.6 million (of a total $513.7 million or 5.0%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date").

Attached as exhibits to this Quarterly Report are certifications of our chief executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The information appearing below should be read in conjunction with the certifications for a more complete understanding of the topics presented.

ABOUT DISCLOSURE CONTROLS

Disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) are designed to provide assurance that the information concerning us and our consolidated subsidiaries, which is required to be included in our reports and statements filed or submitted under the Exchange Act, as amended, (i) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

CONCLUSIONS

Based on this evaluation, our chief executive officer and our chief financial officer, have concluded that, subject to the limitations noted above, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as set forth in this paragraph, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act that occurred during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect those controls. During the first quarter of fiscal 2007, we transitioned certain Magazine Fulfillment Accounts Receivable functions to an application acquired as part of the Chas. Levy Circulating Co., LLC transaction. We implemented the change to leverage our technological infrastructure and improve the efficiency of transaction processing, not in response to an identified internal control deficiency. This system migration will likely have a material effect on our internal controls over financial reporting and will require testing for effectiveness.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions of the range of possible loss, we believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

There were no material changes, additions or deletions from our risk factors as presented in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2006 as filed with the SEC on April 17, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOURCE INTERLINK COMPANIES, INC.


June 9, 2006                            By: /s/ Marc Fierman
                                            ------------------------------------
                                            Marc Fierman
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   31.1*      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
              Officer.

   31.2*      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
              Officer.

   32.1*      Section 1350 Certification of Principal Executive Officer and
              Principal Financial Officer.