Form 10-Q
period 2006-07-31
SOURCE INTERLINK COMPANIES INC
filed 2006-09-11
CIK 943605

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

                  For the quarterly period ended July 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the transition period from __________ to ________

                        Commission file number 001-13437

                        [SOURCE INTERLINK COMPANIES LOGO]

                        SOURCE INTERLINK COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    20-2428299
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

27500 Riverview Center Blvd., Suite 400
        Bonita Springs, Florida                           34134
----------------------------------------                ----------
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one)
                                 [ ] Yes [X] No

                       As of September 1, 2006, there were
          51,914,012 shares of the Company's common stock outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                      PART I - FINANCIAL INFORMATION

ITEM 1.    Financial statements.                                                                       3

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.     22

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.                                40

ITEM 4.    Controls and Procedures.                                                                   41

                        PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.                                                                         43

ITEM 1A.   Risk Factors.                                                                              43

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                               43

ITEM 3.    Defaults upon Senior Securities.                                                           43

ITEM 4.    Submission of Matters to a Vote of Security Holders.                                       43

ITEM 5.    Other Information.                                                                         43

ITEM 6.    Exhibits.                                                                                  43

                               Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. financial statements.

                          INDEX OF FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Consolidated Balance Sheets as of July 31, 2006 (unaudited) and January 31, 2006.                            4

Consolidated Statements of Income for the three and six months ended July 31, 2006 and 2005 (unaudited).     6

Consolidated Statement of Stockholders' Equity for the six months ended July 31, 2006 (unaudited).           7

Consolidated Statements of Cash Flows for the six months ended July 31, 2006 and 2005 (unaudited).           8

Notes to Consolidated Financial Statements                                                                   9

                        SOURCE INTERLINK COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      July 31,
                                                       2006       January 31,
                                                    (unaudited)        2006
                                                    -----------   -----------
ASSETS
  Current assets
    Cash                                            $     2,397   $    23,239
    Trade receivables, net                              118,814       129,782
    Purchased claims receivable                          10,623         9,922
    Inventories                                         209,802       198,483
    Income tax receivable                                   438         2,180
    Deferred tax asset                                   18,963        16,403
    Other                                                 7,166         6,058
                                                    -----------   -----------

  Total current assets                                  368,203       386,067
                                                    -----------   -----------

  Property, plants and equipment                         96,565        89,971
  Less accumulated depreciation and amortization        (26,666)      (23,255)
                                                    -----------   -----------

  Net property, plants and equipment                     69,899        66,716
                                                    -----------   -----------

  Other assets
    Goodwill, net                                       429,119       302,293
    Intangibles, net                                    127,110       118,988
    Other                                                 9,293        10,408
                                                    -----------   -----------

  Total other assets                                    565,522       431,689
                                                    -----------   -----------

Total assets                                        $ 1,003,624   $   884,472
                                                    ===========   ===========

                        SOURCE INTERLINK COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                July 31,
                                                                                  2006       January 31,
                                                                              (unaudited)      2006
                                                                              -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable and accrued expenses (net of allowance for returns of
     $168,234 and $167,423 at July 31, 2006 and January 31, 2006,
     respectively)                                                            $   317,601   $   321,074
    Deferred revenue                                                                2,374         3,226
    Current portion of obligations under capital leases                               852           476
    Current maturities of debt                                                     18,335         6,508
                                                                              -----------   -----------

  Total current liabilities                                                       339,162       331,284
  Deferred tax liability                                                           36,531         4,526
  Obligations under capital leases                                                  1,502         1,118
  Debt, less current maturities                                                   151,055        80,727
  Other                                                                             6,534         7,224
                                                                              -----------   -----------

  Total liabilities                                                               534,784       424,879
                                                                              -----------   -----------

  Commitments and contingencies

  Stockholders' equity
    Contributed capital:
      Preferred stock, $0.01 par (2,000 shares authorized; none issued)                --            --
      Common stock, $0.01 par (100,000 shares authorized; 51,910 and 51,704
        shares issued)                                                                519           517
      Additional paid-in-capital                                                  469,308       467,543
                                                                              -----------   -----------

    Total contributed capital                                                     469,827       468,060
    Accumulated deficit                                                            (3,464)      (10,817)
    Accumulated other comprehensive income:
      Foreign currency translation                                                  2,477         2,350
                                                                              -----------   -----------

  Total stockholders' equity                                                      468,840       459,593
                                                                              -----------   -----------

Total liabilities and stockholders' equity                                    $ 1,003,624   $   884,472
                                                                              ===========   ===========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Three months ended             Six months ended
                                                                  July 31,                      July 31,
                                                          ------------------------     --------------------------
                                                              2006        2005             2006             2005
                                                          ----------    ----------     -----------    -----------
Revenues                                                  $  441,507    $  393,790     $   896,107    $   628,211
Cost of revenues (including depreciation of
    $263, $306, $541, and $596, respectively)                345,667       314,801         710,327        498,677
                                                          ----------    ----------     -----------    -----------
Gross profit                                                  95,840        78,989         185,780        129,534

Selling, general and administrative expense                   54,427        46,958         108,747         76,633
Fulfillment freight                                           25,092        18,354          47,027         28,690
Depreciation and amortization                                  6,012         4,241          11,817          7,344
Merger and acquisition charges                                    --            --              --          3,094
Relocation expense                                               715            --             715             --
Impairment of land and building held for sale                     --            --             529             --
                                                          ----------    ----------     -----------    -----------
Operating income                                               9,594         9,436          16,945         13,773
                                                          ----------    ----------     -----------    -----------

Other income (expense):

   Interest expense (including amortization of
     deferred financing fees of $150, $168, $306,
     and $302, respectively)                                  (2,869)       (1,744)         (5,137)        (2,678)
   Interest income                                                44            44             112             90
   Other                                                          56            61              70            135
                                                          ----------    ----------     -----------    -----------
Total other expense                                           (2,769)       (1,639)         (4,955)        (2,453)
                                                          ----------    ----------     -----------    -----------
Income from continuing operations, before income taxes         6,825         7,797          11,990         11,320
Income tax expense                                             2,731         3,721           4,637          5,573
                                                          ----------    ----------     -----------    -----------

Income from continuing operations                              4,094         4,076           7,353          5,747
Loss from discontinued operations, net of tax                     --        (1,446)             --         (1,446)
                                                          ----------    ----------     -----------    -----------
Net income                                                $    4,094    $    2,630   $       7,353    $     4,301
                                                          ==========    ==========     ===========    ===========

Earnings per share - basic:

   Continuing operations                                  $     0.08    $     0.08   $        0.14    $      0.12
   Discontinued operations                                        --         (0.03)             --          (0.03)
                                                          ----------    ----------     -----------    -----------
Total                                                     $     0.08    $     0.05   $        0.14    $      0.09
                                                          ==========    ==========     ===========    ===========

Earnings per share - diluted:

   Continuing operations                                  $     0.08    $     0.08   $        0.14    $      0.12
   Discontinued operations                                        --         (0.03)             --          (0.03)
                                                          ----------    ----------     -----------    -----------

Total                                                     $     0.08    $     0.05   $        0.14    $      0.09
                                                          ==========    ==========     ===========    ===========

Weighted average common shares outstanding - basic            51,811        51,140          51,760         46,800
Weighted average common shares outstanding - diluted          53,291        52,960          53,223         48,751

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     Accumulated
                                                    Common Stock                                        Other          Total
                                                    --------------     Additional     Accumulated   Comprehensive  Stockholders'
                                                    Shares  Amount   Paid-in Capital    Deficit      Income (Loss)     Equity
                                                    ------  ------  ----------------  -----------   -------------  -------------
Balance, January 31, 2006                           51,704  $  517  $        467,543  $   (10,817)  $     2,350     $  459,593

Net income                                              --      --                --        7,353            --          7,353
Foreign currency translation                            --      --                --           --           127            127
                                                    ------  ------  ----------------  -----------   -----------     ----------
Comprehensive income                                    --      --                --        7,353           127          7,480
                                                    ------  ------  ----------------  -----------   -----------     ----------
Stock compensation expense                              --      --               416           --            --            416
Exercise of stock options and warrants                 206       2             1,164           --            --          1,166
Excess tax benefit from stock options exercised         --      --               185           --            --            185
                                                    ------  ------  ----------------  -----------   -----------     ----------

Balance, July 31, 2006                              51,910     519           469,308       (3,464)        2,477        468,840
                                                    ======  ======  ================  ===========   ===========     ==========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six months ended July 31,
                                                                                  ------------------------
                                                                                     2006           2005
                                                                                  ----------    ----------
OPERATING ACTIVITIES
   Net income                                                                     $    7,353    $   4,301
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                    12,664        8,242
     Provision for losses on accounts receivable                                       2,214        1,725
     Deferred revenue                                                                   (711)         139
     Stock compensation expense                                                          416           --
     Excess tax benefit from exercise of stock options                                 1,164        1,096
     Impairment of land and building held for sale                                       529           --
     Other                                                                            (1,424)         (74)
     Changes in assets and liabilities (excluding business acquisitions):
        Decrease (increase) in accounts receivable                                     7,427         (981)
        Decrease (increase) in inventories                                            13,713      (15,179)
        (Increase) decrease in other current and non-current assets                   (3,199)       4,665
        (Decrease) increase in accounts payable and other liabilities                (80,975)      11,445
                                                                                  ----------    ---------

Cash used in operating activities                                                    (40,829)      15,379
                                                                                  ----------    ---------

INVESTMENT ACTIVITIES

   Capital expenditures                                                               (6,460)      (6,120)
   Purchase of claims                                                                (58,541)     (54,280)
   Payments received on purchased claims                                              57,840       46,290
   Net cash from Alliance Entertainment Corp. acquisition                                 --       16,878
   Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired              (13,652)          --
   Acquisition of Anderson SCN Services, LLC, net of cash acquired                   (26,081)          --
   Acquisition of distribution rights                                                     --       (2,300)
   Acquisition of Chas. Levy Circulating Company, LLC, net of cash acquired               --      (44,991)
   Proceeds from sale of fixed assets                                                     51        1,480
   Other                                                                              (1,330)          --
                                                                                  ----------    ---------

Cash used in investing activities                                                    (48,173)     (43,043)
                                                                                  ----------    ---------

FINANCING ACTIVITIES

   Decrease in checks issued against revolving credit facilities                          --       (7,517)
   Borrowings under credit facilities                                                 71,905       55,210
   Net Payments on notes payable and capital leases                                   (5,096)     (19,316)
   Proceeds from the issuance of common stock                                          1,351        3,056
   Deferred financing cost                                                                --       (1,048)
                                                                                  ----------    ---------

Cash provided by financing activities                                                 68,160      30,385,
                                                                                  ----------    ---------

(Decrease) increase in cash                                                          (20,842)       2,721
Cash, beginning of period                                                             23,239        1,387
                                                                                  ----------    ---------

Cash, end of period                                                               $    2,397    $   4,108
                                                                                  ==========    =========

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended July 31, 2006 and 2005 and our financial position as of July 31, 2006, respectively have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2. BUSINESS COMBINATIONS

ACQUISITION OF ANDERSON MID-ATLANTIC NEWS, LLC

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note will be repaid by the Company over a six month period that began in June 2006 and bears interest at LIBOR minus one (4.39% at July 31, 2006). The purchase price and the intercompany debt repayment were funded from the Company's revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $26.9 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

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

Goodwill at the date of the acquisition of Mid-Atlantic is based on a preliminary internal valuation study, therefore reported amounts may change based on finalization which is expected to occur during the third quarter of fiscal 2007.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

(IN THOUSANDS)                                 Amount
----------------------------------------     -----------
Cash                                         $         4
Inventories                                        7,526
Property and equipment                               516
Goodwill                                          26,946
Intangible assets                                  4,700
Other assets                                          63
Accounts payable and accrued liabilities         (22,003)
                                             -----------

Total consideration                          $    17,752
                                             ===========

ACQUISITION OF ANDERSON SCN SERVICES, LLC

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC ("SCN") from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

million. The promissory note will be repaid by the Company over a six month period that began in June 2006 and bears interest at LIBOR minus one (4.39% at July 31, 2006). The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $63.2 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

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

Goodwill at the date of the acquisition of SCN is based on a preliminary internal valuation study, therefore reported amounts may change based on finalization which is expected to occur during the third quarter of fiscal 2007.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

(IN THOUSANDS)                                  Amount
----------------------------------------     -----------
Cash                                         $         8
Trade receivables, net                             2,175
Inventories                                       17,950
Property and equipment                             2,174
Goodwill                                          63,224
Intangible assets                                  9,600
Other assets                                         119
Accounts payable and accrued liabilities         (57,957)
Obligations under capital leases                  (1,011)
                                             -----------

Total consideration                          $    36,282
                                             ===========

3. TRADE RECEIVABLES

Trade receivables consist of the following:

                                  July 31,
                                    2006          January 31,
(IN THOUSANDS)                  (unaudited)          2006
-------------------------       -----------       -----------
Trade receivables               $   333,693       $   348,620
Less allowances for:
  Sales returns and other           196,382           198,156
  Doubtful accounts                  18,496            20,682
                                -----------       -----------

  Total allowances                  214,879           218,838
                                -----------       -----------

Trade receivables, net          $   118,814       $   129,782
                                ===========       ===========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. INVENTORIES

Inventories consist of the following:

                                    July 31,
                                      2006           January 31,
(IN THOUSANDS)                     (unaudited)          2006
------------------------------     -----------       -----------
Raw materials                      $     3,272       $     2,652
Work-in-process                          3,342             3,458
Finished goods:
  Pre-recorded music and video         123,352           131,601
  Magazines and books                   76,742            57,827
  Fixtures                               3,094             2,945
                                   -----------       -----------

Inventories                        $   209,802       $   198,483
                                   ===========       ===========

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

5. GOODWILL AND INTANGIBLE ASSETS

A summary of the Company's intangible assets is as follows:

                                    July 31,
                                      2006           January 31,
(IN THOUSANDS)                     (unaudited)          2006
------------------------------     -----------       -----------
Amortized intangible assets:
  Customer lists                   $   125,780       $   111,320
  Non-compete agreements                 2,250             2,250
  Software                              16,340            16,492
                                   -----------       -----------

Total intangibles                      144,370           130,062
Accumulated amortization:
  Customer lists                       (12,672)           (8,133)
  Non-compete agreements                  (830)             (556)
  Software                              (3,758)           (2,385)
                                   -----------       -----------

Total accumulated amortization         (17,260)          (11,074)
                                   -----------       -----------

Intangibles, net                   $   127,110       $   118,988
                                   ===========       ===========

Amortization expense from intangible assets was $3.1 million and $1.9 million for the three months ended July 31, 2006 and 2005, respectively and $6.2 million and $3.5 million for the six months ended July 31, 2006 and 2005 respectively. Amortization expense is expected to approximate $12.5 million for each of the next five fiscal years.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The changes in the carrying amount of goodwill for the six months ended July 31, 2006, are as follows:

                                 CD and DVD      Magazine      In-Store
(IN THOUSANDS)                  Fulfillment    Fulfillment     Services     Consolidated
----------------------------    -----------    -----------    ----------    ------------
Balance, January 31, 2006       $   168,898    $    78,601    $   54,794    $    302,293
Additions                            35,097         90,936           738         126,771
Foreign currency translation
adjustments                              --             --            55              55
                                -----------    -----------    ----------    ------------

Balance, July 31, 2006          $   203,995    $   169,537    $   55,587    $    429,119
                                ===========    ===========    ==========    ============

6. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of:

                                                                   July 31,
                                                                     2006        January 31,
(IN THOUSANDS)                                                    (unaudited)        2006
--------------------------------------------------------------    -----------    -----------
Revolving credit facility - Wells Fargo Foothill                  $   116,906    $    45,001
Note payable - Magazine import and export                               4,871          6,227
Note payable - Former owner of Empire                                     517            717
Note payable - Former owner of Anderson Mid-Atlantic News, LLC          3,075             --
Note payable - Former owner of Anderson-SCN Services, LLC               7,650             --
Note payable - Arrangements with suppliers                             11,006         11,815
Mortgage loan - Wachovia Bank                                          20,000         20,000
Equipment loans - Suntrust Leasing                                      5,269          3,216
Other                                                                      96            259
                                                                  -----------    -----------

Total debt                                                            169,390         87,235
Less current maturities                                                18,335          6,508
                                                                  -----------    -----------

Debt, less current maturities                                     $   151,055    $    80,727
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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at July 31, 2006) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At July 31, 2006 the prime rate was 8.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Coverage Ratio. The Company had three LIBOR contracts outstanding at July 31, 2006 (expiring through October 2006) that bear interest at a weighted average rate of approximately 7.23%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at July 31, 2006.

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $42.0 million at July 31, 2006.

EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of July 31, 2006 was $5.3 million.

SUPPLIER LOANS

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Loans") totaling $14.0 million. The maturity dates of the notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $1.6 million and $1.7 million due to be repaid in fiscal year 2007 and 2008, respectively. The total principal balance of the Supplier Loans as of July 31, 2006 was $11.0 million.

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

MAGAZINE IMPORT AND EXPORT NOTES

Concurrent with the magazine import and export acquisition in November 2004, the Company issued an additional $7.7 million in notes payable. At July 31, 2006, the balance on all magazine import and export notes was $4.9 million. These notes bear interest at a rate of 2.37% and require quarterly payments through February, 2008.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE TO FORMER OWNER OF MID-ATLANTIC

Concurrent with the acquisition of Mid-Atlantic, the Company issued a note payable to its former owner for $4.1 million. The balance outstanding at July 31, 2006 was $3.1 million. The note bears interest at LIBOR minus 1.0% and requires repayment of the outstanding balance in the third fiscal quarter of 2006.

NOTE TO FORMER OWNER OF SCN

Concurrent with the acquisition of SCN, the Company issued a note payable to its former owner for $10.2 million. The balance outstanding at July 31, 2006 was $7.7 million. The note bears interest at LIBOR minus 1.0% and requires repayment of the outstanding balance in the third fiscal quarter of 2006.

The aggregate amount of debt maturing through January 31, 2011 is as follows:

(IN THOUSANDS)           Amount
-------------------    -----------
Fiscal year:
  Remainder of 2007    $    14,558
  2008                       7,850
  2009                       5,285
  2010                     119,687
  2011                       1,951
  Thereafter                20,059
                       -----------

Total                  $   169,390
                       ===========

At July 31, 2006 and January 31, 2006, unamortized deferred financing fees were approximately $1.9 million and $2.2 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

The Company leases facilities, vehicles, an aircraft, computer and other equipment under various capital and operating leases. Future minimum lease payments under non-cancelable operating leases with terms of one year or more at July 31, 2006 consist of the following:

(IN THOUSANDS)           Amount
-------------------    -----------
Fiscal year:
  Remainder of 2007    $     8,383
  2008                      13,217
  2009                      11,034
  2010                       9,125
  2011                       5,783
  Thereafter                15,860
                       -----------

Total                  $    63,402
                       ===========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED

8. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

                                                              Three months ended July 31,   Six months ended July 31,
                                                              ---------------------------   -------------------------
                                                                 2006           2005          2006          2005
                                                              -----------    ------------   ---------    ------------
Weighted average common shares outstanding - basic                 51,811          51,140      51,760          46,800
Dilutive effect of stock options and warrants outstanding           1,480           1,820       1,463           1,951
                                                              -----------    ------------   ---------    ------------

Weighted average common shares outstanding - diluted               53,291          52,960      53,223          48,751
                                                              ===========    ============   =========    ============

The following were not included in weighted average common shares outstanding because they are antidilutive:

  Stock options                                                       221             349         330             287
  Warrants                                                             10              10          10              18
                                                              -----------    ------------   ---------    ------------

  Total                                                               231             359         340             305
                                                              ===========    ============   =========    ============

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows:

                                                    Six months ended July 31,
                                                  -----------------------------
(IN THOUSANDS)                                        2006             2005
----------------------------------------------    -----------      ------------
Interest                                          $     4,521      $     2,325
Income taxes (net of receipts of $556 in 2006)    $     7,178      $     2,596
                                                  -----------      ------------

As discussed in Note 2, the Company acquired Mid-Atlantic on March 30, 2006 for the total consideration of $17.7 million, including $13.6 million in cash and $4.1 million in the form of a note payable.

As discussed in Note 2, the Company acquired SCN on March 30, 2006 for the total consideration of $36.2 million, including $26.0 million in cash and $10.2 million in the form of a note payable.

10. STOCK-BASED COMPENSATION

On February 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective method. Also on February 1, 2006, the Company granted approximately 0.1 million options to non-executive members of its board of directors. The Company recognized stock compensation expense of approximately $0.3 million associated with this grant. For the three and six months ended July 31, 2006, the Company recorded $0.4 million in stock compensation expense.

Prior to adoption of FAS No. 123(R), Share-Based Payment, the Company had elected to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans, as permitted under FAS No. 123, Accounting for Stock-Based Compensation (FAS No. 123). No stock compensation expense was recognized during the three and six months ended July 31, 2005 as all options granted in those periods had an exercise price equal or greater than the market value of the underlying stock on the date of grant.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following is a reconciliation of the net income per weighted average share had the Company adopted the fair-value provisions of FAS No. 123:


                                                               Three months       Six months
                                                              ended July 31,    ended July 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2005             2005
----------------------------------------------------          --------------    --------------
Net income - as reported                                         $  2,530          $  4,201
Pro-forma stock compensation expense, net of tax                     (661)           (1,331)
                                                                 --------          --------

Pro-forma net income                                             $  1,869          $  2,870
                                                                 ========          ========

Weighted average common shares outstanding - Basic                 51,140            46,800
Weighted average common shares outstanding - Diluted               52,960            48,751

Earnings per share (as reported):
   Basic                                                         $   0.05          $   0.09
   Diluted                                                       $   0.05          $   0.09

Earnings per share (pro-forma):
   Basic                                                         $   0.04          $   0.06
   Diluted                                                       $   0.04          $   0.06

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                    Six months ended July 31,
                                                    -------------------------
                                                       2006          2005
                                                    ----------   -----------
Weighted average dividend yield                          0.0 %         0.0 %
Weighted average expected volatility                    41.4 %        50.0 %
Weighted average expected life                       3.1 years     3.0 years
Weighted average risk-free interest rate                 4.5 %         3.8 %
Weighted average fair value                          $  3.79       $  4.08

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



                                                      Range of Exercise Prices     Weighted
                                           Number of  ------------------------     Average
                                            Options       Low         High      Exercise Price
                                           ---------  -----------  -----------  --------------
Options outstanding at January 31, 2006    3,927,190  $      2.30  $     18.31  $         7.64
Options granted                               71,712        11.39        11.39           11.39
Options forfeited or expired                  (3,700)       10.60        16.63           14.47
Options exercised                           (139,860)        2.30        10.78            8.40
                                           ---------  -----------  -----------  --------------

Options outstanding at July 31, 2006       3,855,342  $      2.30  $     18.31  $         7.67
                                           =========  ===========  ===========  ==============

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following table summarizes information about the stock options outstanding at July 31, 2006:

                                                           Options Outstanding                          Options Exercisable
                                           ----------------------------------------------------    -----------------------------
                                                                   Weighted         Remaining                        Weighted
                                              Number               Average         Contractual        Number         Average
                                           Outstanding          Exercise Price    Life (Months)    Exercisable    Exercise Price
                                           -----------          --------------    -------------    -----------    --------------
Range of exercise prices:
   $2.30  -  $ 5.00                         1,149,131              $  4.54           11 - 78         1,149,131       $   4.54
   $5.01  -  $ 7.50                           691,250                 5.31           18 - 76           691,250           5.31
   $7.51  -  $10.00                           931,449                 8.47          29 - 106           892,982           8.46
   $10.01 -  $15.00                           976,212                11.29          32 - 114           976,212          11.29
   $15.01 -  $18.31                           107,300                16.61           40 - 44           107,300          16.61
                                            ---------              -------          --------         ---------       --------

   Total                                    3,855,342              $  7.67          11 - 114         3,816,875       $   7.66
                                            =========              =======          ========         =========       ========

11. DISCONTINUED OPERATION

In November 2004, the Company sold and disposed of its secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unreleated third party. All assets and liabilities of the secondary wholesale distribution operation were not assumed by the buyer. The Company recognized a gain on the sale of this business of $1.4 million ($0.8 million net of tax) in the fourth quarter of fiscal year 2005. In the second quarter of fiscal 2006, the Company wrote off certain accounts receivable totaling $1.4 million, net of tax.

12. SEGMENT FINANCIAL REPORTING

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

The segment results are as follows:


                                         CD and DVD      Magazine      In-Store
(IN THOUSANDS)                           Fulfillment    Fulfillment    Services      Shared Services     Consolidated
-------------------------------------   ------------   ------------   ------------   ---------------     ------------
THREE MONTHS ENDED JULY 31, 2006
  Revenues                              $    198,182   $    223,240   $     20,085   $            --     $    441,507
  Cost of revenues                           160,487        172,175         13,005                --          345,667
                                        ------------   ------------   ------------   ---------------     ------------

  Gross profit                                37,695         51,065          7,080                --           95,840
  Selling, general and administrative
  expense                                     19,603         26,648          2,381             5,795           54,427
  Fulfillment freight                          7,505         17,587             --                --           25,092
  Depreciation and amortization                3,616          1,728            144               524            6,012
  Relocation expense                              --            547             --               168              715
                                        ------------   ------------   ------------   ---------------     ------------

  Operating income                      $      6,971   $      4,555   $      4,555   $        (6,487)    $      9,594
                                        ============   ============   ============   ===============     ============

AS OF JULY 31, 2006

  Total assets                          $    491,914   $    353,603   $    120,829   $        37,278     $  1,003,624
  Goodwill, net                         $    203,995   $    169,537   $     55,587   $            --     $    429,119
  Intangibles, net                      $     83,985   $     39,480   $      3,645   $            --     $    127,110

                                         CD and DVD      Magazine       In-Store
(IN THOUSANDS)                          Fulfillment    Fulfillment      Services     Shared Services     Consolidated
-------------------------------------   ------------   ------------   ------------   ---------------     ------------
THREE MONTHS ENDED JULY 31, 2005
  Revenues                              $    208,640   $    166,763   $     18,387   $            --     $    393,790
  Cost of revenues                           172,153        130,162         12,486                --          314,801
                                        ------------   ------------   ------------   ---------------     ------------

  Gross profit                                36,487         36,601          5,901                --           78,989
  Selling, general and administrative
  expense                                     19,873         19,715          2,153             5,217           46,958
  Fulfillment freight                          6,937         11,417             --                --           18,354
  Depreciation and amortization                2,836            765            155               485            4,241
                                        ------------   ------------   ------------   ---------------     ------------

  Operating income                      $      6,841   $      4,704   $      3,593   $        (5,702)    $      9,436
                                        ============   ============   ============   ===============     ============

AS OF JANUARY 31, 2006
  Total assets                          $    508,620   $    208,523   $    114,355   $        52,976     $    884,472
  Goodwill, net                         $    168,898   $     78,601   $     54,794   $            --     $    302,293
  Intangibles, net                      $     87,742   $     27,374   $      3,872   $            --     $    118,988

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

                                          CD and DVD    Magazine    In-Store
(IN THOUSANDS)                            Fulfillment  Fulfillment  Services   Shared Services  Consolidated
--------------------------------------    -----------  -----------  --------   ---------------  ------------
SIX MONTHS ENDED JULY 31, 2006
  Revenues                                $   438,872  $   418,219  $ 39,016   $            --   $  896,107
  Cost of revenues                            359,991      324,300    26,036                --      710,327
                                          -----------  -----------  --------   ---------------   ----------

  Gross profit                                 78,881       93,919    12,980                --      185,780
  Selling, general and administrative
    expense                                    41,408       50,754     4,617            11,968      108,747
  Fulfillment freight                          16,249       30,778        --                --       47,027
  Depreciation and amortization                 7,074        3,379       290             1,074       11,817
  Relocation expense                               --          547        --               168          715
  Impairment of land and building
    held for sale                                  --           --        --               529          529
                                          -----------  -----------  --------   ---------------   ----------

  Operating income                        $    14,150  $     8,461  $  8,073   $       (13,739)  $   16,945
                                          ===========  ===========  ========   ===============   ==========

Capital Expenditures                      $     3,026  $     1,127  $    157   $         2,067   $    6,377
                                          -----------  -----------  --------   ---------------   ----------

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                  (UNAUDITED)

                                          CD and DVD    Magazine    In-Store
(IN THOUSANDS)                            Fulfillment  Fulfillment  Services   Shared Services  Consolidated
-------------------------------------     -----------  -----------  --------   ---------------  ------------
SIX MONTHS ENDED JULY 31, 2005
  Revenues                                $   357,102  $   238,416  $ 32,693   $            --   $  628,211
  Cost of revenues                            293,289      182,902    22,486                --      498,677
                                          -----------  -----------  --------   ---------------   ----------

  Gross profit                                 63,813       55,514    10,207                --      129,534
  Selling, general and administrative
    expense                                    33,233       28,761     4,309            10,330       76,633
  Fulfillment freight                          11,604       17,086        --                --       28,690
  Depreciation and amortization                 4,902        1,168       301               973        7,344
  Merger and acquisition charges                   --           --       227             2,867        3,094
                                          -----------  -----------  --------   ---------------   ----------

  Operating income                        $    14,074  $     8,499  $  5,370   $       (14,170)  $   13,773
                                          ===========  ===========  ========   ===============   ==========

Capital Expenditures                      $     3,788  $       503  $    237   $         1,592   $    6,120
                                          -----------  -----------  --------   ---------------   ----------

Approximately $8.6 million and $8.5 million of the Company's total revenues in the Magazine Fulfillment segment for the three months ended July 31, 2006 and 2005, respectively, and $17.5 million and $16.8 million of the Company's total revenues in the Magazine Fulfillment segment for the six months ended July 31, 2006 and 2005, respectively, were derived from the export of U.S. publications to overseas markets. At July 31, 2006 and January 31, 2006, identifiable assets attributable to the export of U.S. publications were $21.2 million and $14.3 million.

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

We have organized the company into three operating business units:

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

      - In-Store Services - The in-store services segment designs, manufactures and invoices participants in front-end fixture programs, provides claim filing services for rebates owed retailers from publishers and their agents, designs, manufactures, ships, installs and removes front-end wire and custom wood fixtures and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

OVERVIEW

Significant events that occurred during the six months ended July 31, 2006 and 2005 include:

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

ACQUISITION OF CHAS. LEVY CIRCULATING COMPANY, LLC

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

Alliance historically operated two business segments: the Distribution and Fulfillment Services Group ("DFSG") and the Digital Media Infrastructure Services Group (the "DMISG"). Prior to the merger, on December 31, 2004,

Alliance disposed of all of the operations conducted by the DMISG business lines through a spin-off to its existing stockholders. Consequently, in connection with the merger, we acquired only the DFSG business and not the DMISG business. The DMISG business represented approximately 1.8% and 1.4% of Alliance's consolidated sales for the years ended December 31, 2004 and 2003, respectively.

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

FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

The following table sets forth, for the periods presented, information relating to our continuing operations, by segment for the three months ended July 31, 2006 and 2005:

                                   Three months ended July 31,
                          ----------------------------------------------
                                   2006                    2005
                          ----------------------    --------------------
(IN THOUSANDS)              Amount      Margin %     Amount     Margin %
-----------------------   ----------   ---------    ---------   --------
CD AND DVD FULFILLMENT
  Revenues                $ 198,182                  $208,640
  Cost of revenues          160,487                   172,153
                          ---------                  --------

  Gross profit               37,695         19.0%      36,487      17.5%
  Operating expenses(a)      30,724                    29,646
                          ---------                  --------

  Operating income        $   6,971          3.5%    $  6,841       3.3%
                          =========    =========     ========      ====

MAGAZINE FULFILLMENT
  Revenues                $ 223,240                  $166,763
  Cost of revenues          172,175                   130,162
                          ---------                  --------

  Gross profit               51,065         22.9%      36,601      21.9%
  Operating expenses(a)      46,510                    31,897
                          ---------                  --------

  Operating income        $   4,555          2.0%    $  4,704       2.8%
                          =========    =========     ========      ====

IN-STORE SERVICES
  Revenues                $  20,085                  $ 18,387
  Cost of revenues           13,005                    12,486
                          ---------                  --------

  Gross profit                7,080         35.3%       5,901      32.1%
  Operating expenses(a)       2,525                     2,308
                          ---------                  --------

  Operating income        $   4,555         22.7%    $  3,593      19.5%
                          =========    =========     ========      ====

SHARED SERVICES
  Revenues                $      --                  $     --
  Cost of revenues               --                        --
                          ---------                  --------

  Gross profit                   --          n/a           --       n/a
  Operating expenses(a)       6,487                     5,702
                          ---------                  --------

  Operating income           (6,487)         n/a       (5,702)      n/a
                          =========    =========     ========      ====

TOTAL
  Revenues                $ 441,507                  $393,790
  Cost of revenues          345,667                   314,801
                          ---------                  --------

  Gross profit               95,840         21.7%      78,989      20.1%
  Operating expenses(a)      86,246                    69,553
                          ---------                  --------

  Operating income        $   9,594          2.2%    $  9,436       2.4%
                          =========    =========     ========      ====



(a) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, relocation expenses, impairment of land and building held for sale, depreciation and amortization of intangibles.

REVENUES

Total revenues for the quarter ended July 31, 2006 increased $47.7 million, or 12.1%, from the same quarter of the prior year due primarily to the acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007.

CD and DVD Fulfillment

Our CD and DVD Fulfillment group's revenues were $198.2 million, a decrease of $10.5 million, or 5.0%, from the same quarter of the prior year. The decrease is due primarily a softer CD and DVD release schedule during the current quarter versus same quarter of the previous year, partially offset by DVD sales to large customers obtained in the second half of fiscal 2006.

Magazine Fulfillment

Our Magazine Fulfillment group's revenues were $223.2 million for the quarter ended July 31, 2006. Compared to the comparable prior fiscal year period revenues increased $56.5 million or 33.9%.

The group's revenues for the three months ended July 31, 2006 and 2005 are comprised of the following components (in thousands):

                             Three months
                            ended July 31,
                       ------------------------
(IN THOUSANDS)            2006          2005         Change
-------------------    ----------    ----------    ----------
Domestic Mainstream    $  163,962    $  101,789    $   62,173
Domestic Specialty         50,725        56,456        (5,731)
Export                      8,553         8,518            35
                       ----------    ----------    ----------

Total                  $  223,240    $  166,763    $   56,477
                       ==========    ==========    ==========

Revenue consists of the gross amount of books and magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of grocery, discount, transportation terminals, convenience stores and drug stores. The mainstream distribution channel's revenues include book and magazine distribution. The increase in sales is attributable to the acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007, and the inclusion of a full quarter of Levy in fiscal 2007 versus the same quarter of the previous year.

Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of bookstores, music outlets, office supply stores and computer stores. The decreases in sales is due primarily to decreased sales to our two major bookstore chains.

Export revenues originate from thee sale of domestic titles to foreign wholesalers and brokers for distribution to foreign markets.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 33.6%, 39.6% and 36.5% for the mainstream, specialty and export groups, respectively. The prior year comparable period efficiencies were 36.9%, 45.3% and 38.2%.

In-Store Services

Our In-Store Services group's revenues were $20.1 million, an increase of $1.7 million, or 9.2%, from the same quarter of the prior year.

The group's revenues are comprised of the following components:

                                    Three months
                                   ended July 31,
                                ------------------
(IN THOUSANDS)                   2006      2005      Change
----------------------------    -------   -------   --------
Claim filing and information    $ 4,091   $ 4,333   $  (242)
Front end wire and services       7,796     6,098     1,698
Wood                              8,198     7,956       242
                                -------   -------   -------

Total                           $20,085   $18,387   $ 1,698
                                =======   =======   =======

Our claim filing revenues are recognized at the time the claim is paid. The $0.2 million decrease in claim filing and information is attributable to the timing of the receipt of quarterly claim payments.

Our front end wire and services revenue increased $1.7 million due to increased production for several large jobs for large chain retailers, compared to relatively few large jobs during the same quarter of the prior year.

Our wood revenues increased $0.2 million due to increased store openings and remodels performed by our major customers.

GROSS PROFIT

Gross profit for the period increased $16.9 million, or 21.3%, over the same quarter of the prior year primarily due to the acquisition of Mid-Atlantic and SCN in the current quarter.

Overall gross profit margins increased 1.6 percentage points in the current quarter compared the same quarter of the prior year.

CD and DVD Fulfillment

Gross profit for our CD and DVD Fulfillment group was $37.7 million, an increase of $1.2 million, or 3.3%, over the prior year. The increase relates primarily to the inclusion of three months of results of operations from the group in the current quarter compared to two months in the prior year. Gross profit margins for the group increased from 17.5% in the prior year to 19.0% in the current quarter, primarily due increased vendor managed inventory sales as well as improved terms from suppliers during the current quarter.

Magazine Fulfillment

Our Magazine Fulfillment group's gross profit was $51.1 million for the quarter ended July 31, 2006. Compared to the comparable prior fiscal year period gross profit increased $14.5 million or 39.5%. Gross profit margin increased from 21.9% to 22.9%. The increase in gross profit margins is attributable to our ability to leverage increased market share to obtain better pricing from certain suppliers.

In-Store Services

Our In-Store Services group's gross profit was $7.1 million in the current quarter, an increase of $1.2 million, or 20.0%, compared to the same quarter of the prior year. The group's gross profit margin increased from 32.1% to 35.3%. The increase in gross profit is attributed primarily to the increase in wire revenues discussed above and increased operational efficiency within our front end wire and services group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the current quarter were $54.4 million, an increase of $7.5 million, or 15.9%, compared to the prior year. Selling, general and administrative expenses as a percent of revenues increased from 11.9% to 12.3%.

CD and DVD Fulfillment

Selling, general and administrative expenses for our CD and DVD Fulfillment group remained relatively flat in the current quarter compared to the same quarter of the previous fiscal year, decreasing $0.3 million or 1.4%. Selling, general and administrative expenses as a percentage of the group's revenues increased from 9.5% to 9.9%.

Magazine Fulfillment

The Magazine Fulfillment group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations.

Selling, general and administrative expenses increased $6.9 million, or 35.2%, from $19.7 million to $26.6 million. The increase relates primarily to the expansion of the group's mainstream distribution backroom operations and in-store merchandising field force via the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007 described above. Selling, general and administrative expenses as a percentage of revenues were 11.9% and 11.8% for the quarters ended July 31, 2006 and 2005, respectively.

In-Store Services

The In-Store Services group's selling, general and administrative expenses remained relatively flat, increasing $0.2 million or 10.6%.

Shared Services

The selling, general and administrative expenses of the Shared Services group increased $0.6 million, or 11.1% over the same quarter of the prior year. The increase is primarily due to increased operating expenses to support our significant growth. Shared services selling, general, and administrative expenses remained flat as percentage of total revenues at 1.3%.

FULFILLMENT FREIGHT

Our fulfillment freight expenses were $25.1 million, an increase of $6.7 million, or 36.7%, compared to the prior year. The increase is primarily attributable to significantly higher distribution due to the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007, coupled with higher fuel costs in the current quarter compared with the same quarter of the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $6.0 million, an increase of $1.8 million, or 41.8%, compared to the prior year. The increase is primarily attributable to the acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007, and the finalization of the valuation of Levy in the second half of fiscal 2006.

RELOCATION EXPENSE

The Company recorded expenses totaling $0.7 million in the quarter related to the consolidation of the backroom operations and marketing functions of the domestic mainstream distribution group from Lisle, IL to Bonita Springs, FL.

OPERATING INCOME

Operating income for the quarter ended July 31, 2006 increased $0.2 million, or 1.7%, compared to the prior year due to the factors described above.

Operating profit margins decreased from 2.4% to 2.2%, primarily due to increases in various expenses as described above.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. The increase of $1.1 million relates to significantly higher borrowings during the current quarter due primarily to the acquisition of Mid-Atlantic and SCN and increased interest rates on debt.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

INCOME TAX EXPENSE

The effective tax rates were 40.0% and 47.7% for the current quarter and the same quarter of the prior year, respectively. The decrease in the effective tax rate is due to a revision of the treatment of certain timing differences. We anticipate our effective tax rate to approximate 40% for the remainder of the year.

DISCONTINUED OPERATIONS

In November 2004, we sold and disposed of our secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. In the second quarter of fiscal 2006, we wrote off certain accounts receivable totaling $1.4 million, net of tax.

FOR THE SIX MONTHS ENDED JULY 31, 2006 AND 2005

The following table sets forth, for the periods presented, information relating to our continuing operations, by segment for the six months ended July 31, 2006 and 2005:

                                           Six months ended July 31,
                              -------------------------------------------------
                                        2006                      2005
                              -------------------------------------------------
(IN THOUSANDS)                   Amount       Margin%     Amount        Margin%
-----------------------       -----------     -------   ----------      -------
CD AND DVD FULFILLMENT
  Revenues                    $   438,872               $  357,102
  Cost of revenues                359,991                  293,289
                              -----------      ----     ----------       ----
  Gross profit                     78,881      18.0%        63,813       17.9%
  Operating expenses(a)            64,731                   49,739
                              -----------      ----     ----------       ----
  Operating income            $    14,150       3.2%    $   14,074        3.9%
                              ===========      ====     ==========       ====
MAGAZINE FULFILLMENT
  Revenues                    $   418,219               $  238,416
  Cost of revenues                324,300                  182,902
                              -----------      ----     ----------       ----
  Gross profit                     93,919      22.5%        55,514       23.3%
  Operating expenses(a)            85,458                   47,015
                              -----------      ----     ----------       ----
  Operating income            $     8,461       2.0%    $    8,499        3.6%
                              ===========      ====     ==========       ====
IN-STORE SERVICES
  Revenues                    $    39,016               $   32,693
  Cost of revenues                 26,036                   22,486
                              -----------      ----     ----------       ----
  Gross profit                     12,980      33.3%        10,207       31.2%
  Operating expenses(a)             4,907                    4,837
                              -----------      ----     ----------       ----
  Operating income            $     8,073      20.7%    $    5,370       16.4%
                              ===========      ====     ==========       ====
SHARED SERVICES
  Revenues                    $        --               $       --
  Cost of revenues                     --                       --
                              -----------      ----     ----------       ----
  Gross profit                         --       n/a             --        n/a
  Operating expenses(a)            13,739                   14,170
                              -----------      ----     ----------       ----
  Operating income                (13,739)      n/a        (14,170)       n/a
                              ===========      ====     ==========       ====
TOTAL
  Revenues                    $   896,107               $  628,211
  Cost of revenues                710,327                  498,677
                              -----------      ----     ----------       ----
  Gross profit                    185,780      20.7%       129,534       20.6%
  Operating expenses(a)           168,835                  115,761
                              -----------      ----     ----------       ----
  Operating income            $    16,945       1.9%    $   13,773        2.2%
                              ===========      ====     ==========       ====

(a) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, relocation expenses, impairment of land and building held for sale, depreciation and amortization of intangibles.

REVENUES

Total revenues for the six months ended July 31, 2006 increased $267.9 million, or 42.6%, from the same period of the prior year due primarily to:

- The inclusion of six months of results from our CD and DVD Fulfillment division in fiscal 2007 versus five months in fiscal 2006,

-     The acquisition of Levy in the second quarter of fiscal 2006, and

-     The acquisition of Mid-Atlantic and SCN in the first quarter of fiscal
      2007.

CD and DVD Fulfillment

Our CD and DVD Fulfillment group's revenues were $438.9 million, an increase of $81.8 million, or 22.9%, from the same quarter of the prior year. The increase is primarily related to the inclusion of six month of results from our CD and DVD Fulfillment group in fiscal 2007 versus five months in fiscal 2006.

Magazine Fulfillment

Our Magazine Fulfillment group's revenues were $418.2 million for the six months ended July 31, 2006 compared to the comparable prior fiscal year period revenues, an increase of $179.8 million or 75.4%.

The group's revenues for the six months ended July 31, 2006 and 2005 are comprised of the following components (in thousands):

                              Six months ended July 31,
                              -------------------------
(IN THOUSANDS)                   2006           2005        Change
-------------------           ----------     ----------   ----------
Domestic Mainstream           $  290,406     $  112,243   $  178,163
Domestic Specialty               110,357        109,387          970
Export                            17,456         16,786          670
                              ----------     ----------   ----------
Total                         $  418,219     $  238,416   $  179,803
                              ==========     ==========   ==========

Revenue consists of the gross amount of books and magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consists of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of grocery, discount, transportation terminals, convenience stores and drug stores. The mainstream distribution channel's revenues include book and magazine distribution. The increase in sales is attributable to two recent acquisitions. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Chas. Levy Circulating Company, a leading magazine wholesaler based in Chicago, IL, with distribution centers in Chicago, IL, Lancaster, PA, Brainerd, MN, and City of Industry, CA. In March 2006, the group acquired additional mainstream distribution service areas in Southern California and Washington DC/Baltimore markets, referred to above as SCN and Mid-Atlantic, respectively.

Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of bookstores, music outlets, office supply stores and computer stores. The increase in sales is primarily related to increased sales to our two major bookstore chains.

Export revenues originate from thee sale of domestic titles to foreign wholesalers and brokers for distribution to foreign markets.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 33.5%, 41.7% and 37.1% for the mainstream, specialty and export groups, respectively. The prior year comparable period efficiencies were 36.6%, 44.6% and 37.7%.

In-Store Services

Our In-Store Services group's revenues were $39.0 million, an increase of $6.3 million, or 19.3%, from the same quarter of the prior year.

The group's revenues are comprised of the following components:

                                         Six months ended July 31,
                                         -------------------------
(IN THOUSANDS)                               2006         2005        Change
----------------------------              ----------   ----------   ----------
Claim filing and information              $    8,432   $    7,877   $      555
Front end wire and services                   15,679       11,169        4,510
Wood                                          14,905       13,647        1,258
                                          ----------   ----------   ----------
Total                                     $   39,016   $   32,693   $    6,323
                                          ==========   ==========   ==========

Our claim filing revenues are recognized at the time the claim is paid. The $0.6 million increase in claim filing and information is attributable to the timing of the receipt of quarterly claim payments.

Our front end wire and services revenue increased $4.5 million due to increased production for several large jobs for large chain retailers, compared to relatively few large jobs during the same quarter of the prior year.

Our wood revenues increased $1.3 million due to increased store openings and remodels performed by our major customer.

GROSS PROFIT

Gross profit for the period increased $56.2 million, or 43.4%, over the same period of the prior year primarily due to the inclusion of six months of results from our CD and DVD Fulfillment group in fiscal 2007 compared to five months in fiscal 2006, the acquisition of Levy in the second quarter of fiscal 2006 and acquisition of Mid-Atlantic and SCN in the current quarter.

Overall gross profit margins increased 0.1 percentage points during the six months ended July 31, 2006 compared the same period of the prior year.

CD and DVD Fulfillment

Gross profit for our CD and DVD Fulfillment group was $78.9 million, an increase of $15.1 million, or 23.6%, over the prior year. The increase relates primarily to the inclusion of six months of results of operations from the group in the current quarter compared to five months in the prior year. Gross profit margins for the group remained relatively flat, increasing from 17.9% in the prior year to 18.0% in the six months ended July 31, 2006.

Magazine Fulfillment

Our Magazine Fulfillment group's gross profit was $93.9 million for the six months ended July 31, 2006. Compared to the comparable prior fiscal year period gross profit increased $38.4 million or 69.2%. Gross profit margin decreased from 23.3% to 22.5%.

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

In-Store Services

Our In-Store Services group's gross profit was $13.0 million in the six months ended July 31, 2006, an increase of $2.8 million, or 27.2%, compared to the same period of the prior year. The group's gross profit margin increased from 31.2% to 33.3%. The increase in gross profit is attributed primarily to the increase in revenues discussed above and increased operational efficiency within our front end wire and services group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the current quarter were $108.7 million, an increase of $32.1 million, or 41.9%, compared to the prior year. This increase relates primarily to the acquisitions within the Magazine Fulfillment and CD and DVD Fulfillment groups. Selling, general and administrative expenses as a percent of revenues decreased from 12.2% to 12.1%.

CD and DVD Fulfillment

Selling, general and administrative expenses for our CD and DVD Fulfillment group remained increased $8.2 million, or 24.6%, primarily due to the inclusion of six months of results in fiscal 2007 compared to five months of results in fiscal 2006. Selling, general and administrative expenses as a percentage of the group's revenues increased from 9.3% to 9.4%.

Magazine Fulfillment

The Magazine Fulfillment group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. During the quarter the group maintained two distribution centers in both the Mid-Atlantic and Southwest United States due to its recent acquisitions. The group plans to consolidated its distribution centers in these territories in the third quarter of the current fiscal year.

Selling, general and administrative expenses increased $22.0 million, or 76.5%, from $28.8 million to $50.8 million. The increase relates primarily to the expansion of the group's mainstream distribution backroom operations and in-store merchandising field force via the acquisitions described above. Selling, general and administrative expenses as a percentage of revenues was 12.1% for both the first half of fiscal 2007and fiscal 2006.

In-Store Services

The In-Store Services group's selling, general and administrative expenses remained relatively flat, increasing $0.3 million or 7.1%.

Shared Services

The selling, general and administrative expenses of the Shared Services group increased $1.6 million, or 15.9% over the same period of the prior year. The increase is primarily due to increased operating expenses to support our significant growth. As noted above, shared services selling, general, and administrative expenses decreased as a percentage of total revenues from 1.6% to 1.3%.

FULFILLMENT FREIGHT

Our fulfillment freight expenses were $47.0 million, an increase of $18.3 million, or 63.9%, compared to the prior year. The increase is primarily attributable to significantly higher distribution due to the inclusion of six months of results from our CD and DVD Fulfillment group in fiscal 2007 compared to five months in fiscal 2006, the acquisition of Levy in the second quarter of fiscal 2006 and the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007, coupled with significantly higher fuel costs in the current period compared with the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $11.8 million, an increase of $4.5 million, or 60.9%, compared to the prior year. The increase is primarily attributable to the inclusion of six months of results from our CD and DVD Fulfillment group in fiscal 2007 compared to five months in fiscal 2006, the acquisition of Levy in the second quarter of fiscal 2006 and the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007, coupled with the finalization of the valuation of Levy during the second half of fiscal 2006.

RELOCATION EXPENSE

The Company recorded expenses totaling $0.7 million in the second quarter of fiscal 2007 related to the consolidation of the backroom operations and marketing functions of the domestic mainstream distribution group from Lisle, IL to Bonita Springs, FL.

IMPAIRMENT OF LAND AND BUILDING HELD FOR SALE

In May 2006, we entered into a contract to sell land and a building that we owned during the second quarter of fiscal 2007. As such, we recorded an impairment charge in the three months ended April 30, 2006 for the difference between the estimated realizable value and the carrying amount of the land and building.

OPERATING INCOME

Operating income for the six months ended July 31, 2006 increased $3.2 million, or 23.0%, compared to the prior year due to the factors described above.

Operating profit margins decreased from 2.2% to 1.9%, primarily due to increases in various expenses as described above.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. The increase of $2.4 million relates to significantly higher borrowings during the current quarter due primarily to the acquisition of Mid-Atlantic and SCN and increased interest rates on debt.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

INCOME TAX EXPENSE

The effective tax rates were 38.7% and 49.2% for the current period and the same period of the prior year, respectively. The decrease in the effective tax rate is due to a revision of the treatment of certain timing differences. We anticipate our effective tax rate to approximate 40% for the remainder of the year.

DISCONTINUED OPERATIONS

In November 2004, we sold and disposed of our secondary wholesale distribution operation for $1.4 million, in order to focus more fully on its domestic and export distribution. In the second quarter of fiscal 2006, we wrote off certain accounts receivable totaling $1.4 million, net of tax.

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

Our primary cash requirements for the In-Store Services group consist of the cost of raw materials, labor, and factory overhead incurred in the production of front-end wire and custom wood displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program. Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim. We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance not allocated to the operation groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of July 31, 2006:

                                              Payments due during the year ending January 31,
                                       -------------------------------------------------------------
                                        Remainder                                          2011 and
                                         of 2007       2008         2009        2010      thereafter     Total
                                       ----------  -----------  -----------  ----------   ----------   ----------
Debt obligations                       $   14,558  $     7,850  $     5,285  $  119,687   $   22,010   $  169,390
Interest payments(a)                        6,218        8,073        4,580       1,225          343       20,439
Capital leases                                421          864          808         261           --        2,354
Operating leases                            8,383       13,217       11,034       9,125       21,643       63,402
                                       ----------  -----------  -----------  ----------   ----------   ----------
Total contractual cash obligations     $   29,580  $    30,004  $    21,707  $  130,298   $   43,996   $  255,808
                                       ==========  ===========  ===========  ==========   ==========   ==========

(a) Interest is calculated using the prevailing weighted average rate on our outstanding debt at July 31, 2006, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

                                        Notional amounts expiring during the year ending January 31,
                                       -------------------------------------------------------------
                                                                                            2011 and
(IN THOUSANDS)                            2007         2008         2009        2010       thereafter     Total
----------------------------------     ----------    --------     -------     -------      ----------   ----------
Financial standby letters of credit    $   11,125    $    864     $    --     $    --      $       --   $   11,989
                                       ----------    --------     -------     -------      ----------   ----------

OPERATING CASH FLOW

Net cash used in operating activities was $40.8 million for the six months ended July 31, 2006 and cash provided by operating activities was $15.4 million for the six months ended July 31, 2005.

Six months ended July 31, 2006:

Operating cash flows for the six months ended July 31, 2006 were comprised of net income of $7.4 million, plus non-cash charges including depreciation and amortization of $12.7 million, provisions for losses on accounts receivable of $2.2 million and a tax benefit on stock options exercised of $1.2 million. Decreases in accounts receivable of $7.5 million and inventory of $13.7 million also provided cash for the six month period ended July 31, 2006. These cash providing activities were offset by a decrease in accounts payable and other liabilities of $81.0 million and an increase in other current and non-current assets of $3.2 million.

The decrease in accounts receivable was primarily due to a $39.2 million decrease in accounts receivable within our CD and DVD Fulfillment group, primarily related to the timing of receipts from major customers within the first quarter of fiscal 2007 related to the holiday season. This decrease was partially offset by a $26.1 million increase in accounts receivable in our Magazine Fulfillment group. $15.2 million of the increase within the Magazine Fulfillment group results from the timing of the acquisition of Mid-Atlantic and SCN, approximately $7.9 million in new receivables as a result of bringing in new customers and locations, coupled with the timing of receipts from major customers. Additionally, increased production within our In-Store Services group during the first quarter of fiscal 2007, versus fourth quarter fiscal 2006 resulted in $4.8 million in additional receivables.

The decrease in accounts payable was primarily due to a decrease in accounts payable within our Magazine Fulfillment group of $43.1 million. $15.0 million of this decrease results from the timing of the acquisition of Mid-Atlantic and SCN, with the remainder attributable to the timing of vendor payments within the first six months of fiscal 2007. Additionally, our CD and DVD Fulfillment group had a decrease in accounts payable of $39.0 million associated with payments on accounts payable originated under extended holiday season payment terms in the fourth quarter of fiscal 2006.

The decrease in inventory was due to a decrease in inventories within our Magazine Fulfillment group of $6.6 million and a decrease in inventory within our CD and DVD Fulfillment group of $8.2 million. $4.7 million of the decrease in our Magazine Fulfillment group resulted from the reduction in inventory associated with aligning and streamlining the operations of Mid-Atlantic and SCN following their acquisition. The decrease in inventories within our CD and DVD Fulfillment group relates to the cyclical nature of the CD and DVD distribution business.

Six months ended July 31, 2005:

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

INVESTING CASH FLOW

Net cash used in investing activities was $48.2 million and $43.0 million for the six months ended July 31, 2006 and 2005, respectively.

For the six months ended July 31, 2006, cash used in investing activities included capital expenditures of $6.5 million. Additionally, $39.7 million was used to acquire Mid-Atlantic and SCN during the six months ended July 31, 2006.

For the six months ended July 31, 2005, cash used in investing activities included capital expenditures of $6.1 million, which was partially offset by $1.5 million in proceeds from the sale of equipment. Our advance pay program used $8.0 million in the current period. We also invested $2.3 million for the rights to distribute certain titles over a period of three to fifteen years. As part of the acquisition of the CD and DVD Fulfillment group, we acquired cash of $16.9 million after direct acquisition costs; and finally, the Company utilized approximately $30.0 million in the purchase of Chas. Levy Circulating Co. LLC. In addition, approximately $19.3 million was also provided on the date of acquisition to seller to repay all outstanding intercompany debt of Levy.

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

Net cash provided by financing activities was $68.2 million and $30.3 million for the six months ended July 31, 2006 and 2005, respectively.

Financing activities in the first six months of fiscal year 2007 consisted primarily of borrowings under credit facilities of $71.9 million, partially offset by net payments on notes payable and capital leases of $5.1 million. The significant borrowings on revolving credit facilities were primarily for the purpose of acquiring the Mid-Atlantic and SCN service areas.

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

Significant debt transactions during the six months ended July 31, 2006 are as follows:

      - In connection with the acquisition of Mid-Atlantic on March 30, 2006, we issued a promissory note to its former owner in the amount of $4.1 million. The remaining balance is to be repaid in the third quarter of fiscal 2007. It bears interest at the rate of LIBOR minus 1.0%. The remainder of the purchase price, $13.6 million, was funded by borrowings on our revolving credit facility.

      - In connection with the acquisition of SCN on March 30, 2006, we issued a promissory note to its former owner in the amount of $10.2 million. The remaining balance is to be repaid in the third quarter of fiscal 2007. It bears interest at the rate of LIBOR minus 1.0%. The remainder of the purchase price, $26.0 million, was funded by borrowings on our revolving credit facility.

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

Our debt primarily relates to credit facilities with Wells Fargo Foothill. See
Note 7 to our Consolidated Financial Statements.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of $116.9 million at July 31, 2006. Interest on the outstanding balance is charge based on a variable interest rate related to the prime rate (8.25% at July 31, 2006) plus a margin specified in the credit agreement based on an availability calculation (0.0% at July 31, 2006).

A 1.0% increase in the prevailing interest rate on our debt at July 31, 2006 is estimated to cause an increase of $1.4 million in the interest expense for the remainder of the year ending January 31, 2007.

We do not perform any interest rate hedging activities related to this facility.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchase of foreign magazines for domestic distribution.

We derive a small amount of revenues from the export of foreign titles (or sales to domestic brokers who facilitate the export). For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

We also derive a small amount of revenue from domestic distribution of imported titles. Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as set forth in this paragraph, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act that occurred during the fiscal quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect those controls. During the first quarter of fiscal 2007, we transitioned certain Magazine Fulfillment Accounts Receivable functions to an application acquired as part of the Chas. Levy Circulating Co., LLC transaction. We implemented the change to leverage our technological infrastructure and improve the efficiency of transaction processing, not in response to an identified internal control deficiency. This system migration will likely have a material effect on our internal controls over financial reporting and will require testing for effectiveness.

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

                                               SOURCE INTERLINK COMPANIES, INC.

September 11, 2006                             By: /s/ Marc Fierman
                                                   ---------------------
                                                   Marc Fierman
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
----------      -----------------------------------------------------------------------------------------
   31.1*        Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

   31.2*        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

   32.1*        Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.