Form 10-Q
period 2006-10-31
SOURCE INTERLINK COMPANIES INC
filed 2006-12-11
CIK 943605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2006

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements fro the past 90 days.

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

                                 [ ] Yes [X] No

                        As of December 4, 2006 there were
          51,914,012 shares of the Company's common stock outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.                                              3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.                                     24

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       43

ITEM 4.    CONTROLS AND PROCEDURES.                                          44

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                46

ITEM 1A.   RISK FACTORS.                                                     46

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.      46

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                  46

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              46

ITEM 5.    OTHER INFORMATION.                                                46

ITEM 6.    EXHIBITS.                                                         46

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          INDEX OF FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of October 31, 2006 (unaudited) and
   January 31, 2006.                                                          4

Consolidated Statements of Income for the three and nine months ended
   October 31, 2006 and 2005 (unaudited).                                     6

Consolidated Statement of Stockholders' Equity for the nine months ended
   October 31, 2006 (unaudited).                                              7

Consolidated Statements of Cash Flows for the nine months ended
   October 31, 2006 and 2005 (unaudited).                                     8

Notes to Consolidated Financial Statements                                    9

                        SOURCE INTERLINK COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    October 31,   January 31,
                                                        2006          2006
                                                    -----------   -----------
                                                    (unaudited)
ASSETS
   Current assets
      Cash                                          $    1,200     $ 23,239
      Trade receivables, net                           161,434      129,782
      Purchased claims receivable                       12,463        9,922
      Inventories                                      273,074      198,483
      Income tax receivable                                 --        2,180
      Deferred tax asset                                18,963       16,403
      Other                                              6,377        6,058
                                                    ----------     --------
   Total current assets                                473,511      386,067
                                                    ----------     --------
   Property, plants and equipment                       99,290       89,971
   Less accumulated depreciation and amortization      (27,951)     (23,255)
                                                    ----------     --------
   Net property, plants and equipment                   71,339       66,716
                                                    ----------     --------
   Other assets
      Goodwill, net                                    430,129      302,293
      Intangibles, net                                 123,962      118,988
      Other                                             10,108       10,408
                                                    ----------     --------
   Total other assets                                  564,199      431,689
                                                    ----------     --------
Total assets                                        $1,109,049     $884,472
                                                    ==========     ========

                        SOURCE INTERLINK COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      October 31,   January 31,
                                                          2006          2006
                                                      -----------   -----------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable and accrued expenses (net
         of allowance for returns of $184,822 and
         $167,423 at October 31, 2006 and
         January 31, 2006, respectively)              $  419,256     $321,074
      Deferred revenue                                     2,433        3,226
      Current portion of obligations under
         capital leases                                      910          476
      Current maturities of debt                           7,591        6,508
      Income taxes payable                                   209           --
                                                      ----------     --------
   Total current liabilities                             430,399      331,284
   Deferred tax liability                                 36,532        4,526
   Obligations under capital leases                        1,287        1,118
   Debt, less current maturities                         160,913       80,727
   Other                                                   6,107        7,224
                                                      ----------     --------
   Total liabilities                                     635,238      424,879
                                                      ----------     --------
   Commitments and contingencies

   Stockholders' equity
      Contributed capital:
         Preferred stock, $0.01 par (2,000 shares
            authorized; none issued)                          --           --
         Common stock, $0.01 par (100,000 shares
            authorized; 51,914 and 51,704 shares
            issued)                                          519          517
         Additional paid-in-capital                      469,350      467,543
                                                      ----------     --------
      Total contributed capital                          469,869      468,060
      Retained earnings (accumulated deficit)              1,367      (10,817)
      Accumulated other comprehensive income:
         Foreign currency translation                      2,575        2,350
                                                      ----------     --------
   Total stockholders' equity                            473,811      459,593
                                                      ----------     --------
Total liabilities and stockholders' equity            $1,109,049     $884,472
                                                      ==========     ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months         Nine months ended
                                                        ended October 31,          October 31,
                                                       -------------------   -----------------------
                                                         2006       2005        2006         2005
                                                       --------   --------   ----------   ----------
Revenues                                               $475,775   $425,859   $1,371,882   $1,054,070
Cost of revenues (including depreciation of
   $192, $311, $733, and $904, respectively)            370,852    339,765    1,081,179      838,442
                                                       --------   --------   ----------   ----------
Gross profit                                            104,923     86,094      290,703      215,628
Selling, general and administrative expense              57,683     48,355      166,430      125,001
Fulfillment freight                                      26,752     20,151       73,779       48,841
Depreciation and amortization                             6,174      4,926       17,991       12,271
Merger and acquisition charges                               --         --           --        3,094
Integration and relocation expense                        2,582         --        3,297           --
Disposal of land, buildings and equipment, net              152         --          681           --
                                                       --------   --------   ----------   ----------
Operating income                                         11,580     12,662       28,525       26,421
                                                       --------   --------   ----------   ----------
Other income (expense):
   Interest expense (including amortization of
      deferred financing fees of $151, $184, $455,
      and $486, respectively)                            (3,561)    (1,964)      (8,698)      (4,642)
   Interest income                                           41         68          153          158
   Other                                                     (8)        84           62          233
                                                       --------   --------   ----------   ----------
Total other expense                                      (3,528)    (1,812)      (8,483)      (4,251)
                                                       --------   --------   ----------   ----------
Income from continuing operations, before
   income taxes                                           8,052     10,850       20,042       22,170
Income tax expense                                        3,221      4,767        7,858       10,340
                                                       --------   --------   ----------   ----------
Income from continuing operations                         4,831      6,083       12,184       11,830
Loss from discontinued operations, net of tax                --         --           --       (1,446)
                                                       --------   --------   ----------   ----------
Net income                                             $  4,831   $  6,083   $   12,184   $   10,384
                                                       ========   ========   ==========   ==========
Earnings per share - basic:
   Continuing operations                               $   0.09   $   0.12   $     0.24   $     0.24
   Discontinued operations                                   --         --           --        (0.03)
                                                       --------   --------   ----------   ----------
Total                                                  $   0.09   $   0.12   $     0.24   $     0.21
                                                       ========   ========   ==========   ==========
Earnings per share - diluted:
   Continuing operations                               $   0.09   $   0.11   $     0.23   $     0.24
   Discontinued operations                                   --         --           --        (0.03)
                                                       --------   --------   ----------   ----------
Total                                                  $   0.09   $   0.11   $     0.23   $     0.21
                                                       ========   ========   ==========   ==========
Weighted average common shares outstanding - basic       51,914     51,305       51,812       48,318
Weighted average common shares outstanding - diluted     53,120     53,012       53,190       50,188
                                                       --------   --------   ----------   ----------

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Retained     Accumulated
                                           Common Stock    Additional     Earnings        Other           Total
                                         ---------------     Paid-in   (Accumulated   Comprehensive   Stockholders'
                                         Shares   Amount     Capital      Deficit)        Income          Equity
                                         ------   ------   ----------   -----------   -------------   -------------
Balance, January 31, 2006                51,704    $517     $467,543     $(10,817)        $2,350         $459,593
Net income                                   --      --           --       12,184             --           12,184
Foreign currency translation                 --      --           --           --            225              225
                                         ------    ----     --------     --------         ------         --------
Comprehensive income                         --      --           --       12,184            225           12,409
                                         ------    ----     --------     --------         ------         --------
Stock compensation expense                   --      --          422           --             --              422
Exercise of stock options and warrants      210       2        1,200           --             --            1,202
Excess tax benefit from stock options
   exercised                                 --      --          185           --             --              185
                                         ------    ----     --------     --------         ------         --------
Balance, October 31, 2006                51,914    $519     $469,350     $  1,367         $2,575         $473,811
                                         ======    ====     ========     ========         ======         ========

See accompanying notes to Consolidated Financial Statements.

                        SOURCE INTERLINK COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Nine months ended
                                                                                  October 31,
                                                                              -------------------
                                                                                2006       2005
                                                                              --------   --------
OPERATING ACTIVITIES
   Net income                                                                 $ 12,184   $ 10,384
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                             19,179     13,661
      Provision for losses on accounts receivable                                3,143      2,792
      Deferred revenue                                                            (554)       288
      Stock compensation expense                                                   422         --
      Excess tax benefit from exercise of stock options                            185      1,118
      Impairment of land and building held for sale                                529         --
      Other                                                                       (107)       217
      Changes in assets and liabilities (excluding business acquisitions):
         Increase in accounts receivable                                       (43,521)   (81,150)
         Increase in inventories                                               (49,810)   (65,995)
         Decrease in other current and non-current assets                          785      7,944
         Increase in accounts payable and other liabilities                     22,379     97,296
                                                                              --------   --------
Cash used in operating activities                                              (35,186)   (13,445)
                                                                              --------   --------
INVESTMENT ACTIVITIES
   Capital expenditures                                                        (12,566)    (8,979)
   Purchase of claims                                                          (83,335)   (77,411)
   Payments received on purchased claims                                        80,793     74,418
   Net cash from Alliance Entertainment Corp. acquisition                           --     16,878
   Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired        (13,652)        --
   Acquisition of Anderson SCN Services, LLC, net of cash acquired             (26,081)        --
   Acquisition of distribution rights                                               --     (2,300)
   Acquisition of Chas. Levy Circulating Company, LLC, net of cash acquired         --    (44,991)
   Proceeds from sale of fixed assets                                            2,601      1,547
   Other                                                                        (1,330)        --
                                                                              --------   --------
Cash used in investing activities                                              (53,570)   (40,838)
                                                                              --------   --------
FINANCING ACTIVITIES
   Increase (decrease) in checks issued against revolving credit facilities         --       (995)
   Borrowings under credit facilities                                           83,867     56,646
   Net Payments on notes payable and capital leases                            (18,353)    (1,518)
   Proceeds from the issuance of common stock                                    1,203      3,155
   Deferred financing cost                                                          --     (1,076)
                                                                              --------   --------
Cash provided by financing activities                                           66,717     56,212
                                                                              --------   --------
(Decrease) increase in cash                                                    (22,039)     1,929
Cash, beginning of period                                                       23,239      1,387
                                                                              --------   --------
Cash, end of period                                                           $  1,200   $  3,316
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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended October 31, 2006 and 2005 and our financial position as of October 31, 2006, respectively have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2. BUSINESS COMBINATIONS

ACQUISITION OF ANDERSON MID-ATLANTIC NEWS, LLC

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC ("Mid-Atlantic") from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note was repaid by the Company during the three months ended October 31, 2006. The purchase price and the intercompany debt repayment were funded from the Company's revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $30.1 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

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

Goodwill at the date of the acquisition of Mid-Atlantic is based on a preliminary internal valuation study, therefore reported amounts may change based on finalization which will to occur during the fourth quarter of fiscal 2007.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

(IN THOUSANDS)                                                           Amount
--------------                                                          --------
Cash                                                                    $      4
Inventories                                                                7,526
Property and equipment                                                       516
Goodwill                                                                  30,077
Intangible assets                                                          4,700
Other assets                                                                  63
Accounts payable and accrued liabilities                                 (25,134)
                                                                        --------
Total consideration                                                     $ 17,752
                                                                        ========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

ACQUISITION OF ANDERSON SCN SERVICES, LLC

On March 30, 2006, the Company and Anderson News, LLC entered into a Unit Purchase Agreement pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC ("SCN") from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The promissory note was repaid by the Company during the three months ended October 31, 2006. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $61.1 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

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

Goodwill at the date of the acquisition of SCN is based on a preliminary internal valuation study, therefore reported amounts may change based on finalization which is will occur during the fourth quarter of fiscal 2007.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

(IN THOUSANDS)                                                           Amount
--------------                                                          --------
Cash                                                                    $      8
Trade receivables, net                                                       637
Inventories                                                               17,950
Property and equipment                                                     2,174
Goodwill                                                                  61,066
Intangible assets                                                          9,600
Other assets                                                                  54
Accounts payable and accrued liabilities                                 (54,196)
Obligations under capital leases                                          (1,011)
                                                                        --------
Total consideration                                                     $ 36,282
                                                                        ========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. TRADE RECEIVABLES

Trade receivables consist of the following:

                                                          October 31,    January
(IN THOUSANDS)                                                2006      31, 2006
--------------                                            -----------   --------
                                                          (unaudited)
Trade receivables                                           $393,598    $348,620
Less allowances for:
   Sales returns                                             215,343     198,156
   Doubtful accounts                                          16,821      20,682
                                                            --------    --------
   Total allowances                                          232,164     218,838
                                                            --------    --------
Trade receivables, net                                      $161,434    $129,782
                                                            ========    ========

4. INVENTORIES

Inventories consist of the following:

                                                          October 31,    January
(IN THOUSANDS)                                                2006      31, 2006
--------------                                            -----------   --------
                                                          (unaudited)
Raw materials                                               $  3,148    $  2,652
Work-in-process                                                2,730       3,458
Finished goods:
   Pre-recorded music and video                              184,490     131,601
   Magazines and books                                        80,155      57,827
   Fixtures                                                    2,551       2,945
                                                            --------    --------
Inventories                                                 $273,074    $198,483
                                                            ========    ========

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5. INTANGIBLE ASSETS AND GOODWILL

A summary of the Company's intangible assets is as follows:

                                                          October 31,    January
(IN THOUSANDS)                                                2006      31, 2006
--------------                                            -----------   --------
                                                          (unaudited)
Amortized intangible assets:
   Customer lists                                          $125,782     $111,320
   Non-compete agreements                                     2,250        2,250
   Software                                                  16,340       16,492
                                                           --------     --------
Total intangibles                                           144,372      130,062
Accumulated amortization:
   Customer lists                                           (15,000)      (8,133)
   Non-compete agreements                                      (969)        (556)
   Software                                                  (4,441)      (2,385)
                                                           --------     --------
Total accumulated amortization                              (20,410)     (11,074)
                                                           --------     --------
Intangibles, net                                           $123,962     $118,988
                                                           ========     ========

Amortization expense from intangible assets was $3.2 million and $2.7 million for the three months ended October 31, 2006 and 2005, respectively and $9.3 million and $6.5 million for the nine months ended October 31, 2006 and 2005 respectively. Amortization expense is expected to approximate $12.6 million for each of the next five fiscal years.

The changes in the carrying amount of goodwill for the nine months ended October 31, 2006, are as follows:

                                CD and DVD     Magazine    In-Store
(IN THOUSANDS)                 Fulfillment   Fulfillment   Services   Consolidated
--------------                 -----------   -----------   --------   ------------
Balance, January 31, 2006        $168,898      $ 78,601     $54,794     $302,293
Additions                          35,097        91,908         738      127,743
Foreign currency translation
   adjustments                         --            --          93           93
                                 --------      --------     -------     --------
Balance, October 31, 2006        $203,995      $170,510     $55,625     $430,129
                                 ========      ========     =======     ========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of:

                                                          October 31,    January
(IN THOUSANDS)                                                2006      31, 2006
--------------                                            -----------   --------
                                                          (unaudited)
Revolving credit facility - Wells Fargo Foothill            $128,868     $45,001
Note payable - Magazine import and export                      4,188       6,227
Note payable - Former owner of Empire                             --         717
Note payable - Arrangements with suppliers                    10,397      11,815
Mortgage loan - Wachovia Bank                                 20,000      20,000
Equipment loans - Suntrust Leasing                             4,769       3,216
Other                                                            282         259
                                                            --------     -------
Total debt                                                   168,504      87,235
Less current maturities                                        7,591       6,508
                                                            --------     -------
Debt, less current maturities                               $160,913     $80,727
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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association's San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0]% at October 31, 2006) based upon a ratio of the Company's EBITDA to interest expense ("Interest Coverage Ratio"). At October 31, 2006 the prime rate was 8.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company had five LIBOR contracts outstanding at October 31, 2006 with an aggregate principal amount of $115.0 million. The LIBOR contracts expire through December 2006 and bear interest at a weighted average rate of approximately 7.37%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. On October 31, 2006, the Company amended its existing credit facility. The primary changes to the existing facility were to the definition of permitted investments and acquisitions, borrowing base, and certain financial ratios. The Company was in compliance with these ratios at October 31, 2006.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Availability under the facility is limited by the Company's borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $55.8 million at October 31, 2006.

EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the "SunTrust Loan") for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of October 31, 2006 was $4.8 million.

SUPPLIER LOANS

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the "Supplier Loans") totaling $14.0 million. The maturity dates of the notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $1.6 million and $1.7 million due to be repaid in fiscal year 2007 and 2008, respectively. The total principal balance of the Supplier Loans as of October 31, 2006 was $10.4 million.

MORTGAGE LOAN

The Company obtained a 10 year, $20.0 million conventional mortgage loan through Wachovia Bank (the "Wachovia Mortgage"). The Wachovia Mortgage is collateralized by land and building located in Coral Springs, FL. The Wachovia Mortgage monthly principal payments are approximately $0.08 million beginning in October 2006 plus interest at a rate of LIBOR plus a margin of 1.60%. At the end of the 10 year term, a balloon payment in the amount of $11.1 million is due and payable. The total principal balance of the Wachovia Mortgage as of October 31, 2006 was $20.0 million.

MAGAZINE IMPORT AND EXPORT NOTES

Concurrent with the magazine import and export acquisition in November 2004, the Company issued an additional $7.7 million in notes payable. At October 31, 2006, the balance on all magazine import and export notes was $4.2 million. These notes bear interest at a rate of 2.37% and require quarterly payments through February, 2008.

The aggregate amount of debt maturing through January 31, 2011 is as follows:

(IN THOUSANDS)                                                           Amount
--------------                                                          --------
Fiscal year:
   Remainder of 2007                                                    $  1,712
   2008                                                                    7,850
   2009                                                                    5,285
   2010                                                                  131,648
   2011                                                                    1,951
   Thereafter                                                             20,058
                                                                        --------
Total                                                                   $168,504
                                                                        ========

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

At October 31, 2006 and January 31, 2006, unamortized deferred financing fees were approximately $1.8 million and $2.2 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

The Company leases facilities, vehicles, an aircraft, computer and other equipment under various capital and operating leases. Future minimum lease payments under non-cancelable operating leases with terms of one year or more at October 31, 2006 consist of the following:

(IN THOUSANDS)                                                            Amount
--------------                                                           -------
Fiscal year:
   Remainder of 2007                                                     $ 5,384
   2008                                                                   13,175
   2009                                                                   10,926
   2010                                                                    9,002
   2011                                                                    5,820
   Thereafter                                                             15,947
                                                                         -------
Total                                                                    $60,254
                                                                         =======

8. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

                                                             Three months ended   Nine months ended
                                                                 October 31,         October 31,
                                                             ------------------   -----------------
                                                                2006     2005       2006     2005
                                                               ------   ------     ------   ------
Weighted average common shares outstanding - basic             51,914   51,305     51,812   48,318
Dilutive effect of stock options and warrants outstanding       1,206    1,707      1,378    1,870
                                                               ------   ------     ------   ------
Weighted average common shares outstanding - diluted           53,120   53,012     53,190   50,188
                                                               ======   ======     ======   ======

The following were not included in weighted average common
   shares outstanding because they are antidilutive:
   Stock options                                                  903      349        521      308
   Warrants                                                        10       10         10       10
                                                               ------   ------     ------   ------
   Total                                                          913      359        531      318
                                                               ======   ======     ======   ======

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on interest and income taxes paid is as follows:

                                                               Nine months ended
                                                                  October 31,
                                                               -----------------
(IN THOUSANDS)                                                   2006     2005
--------------                                                  ------   ------
Interest                                                        $7,754   $3,916
Income taxes (net of receipts of $556 in 2007)                  $9,850   $2,890

As discussed in Note 2, the Company acquired Mid-Atlantic on March 30, 2006 for the total consideration of $17.7 million, including $13.6 million in cash and $4.1 million in the form of a note payable. As of October 31, 2006, this note was repaid.

As discussed in Note 2, the Company acquired SCN on March 30, 2006 for the total consideration of $36.2 million, including $26.0 million in cash and $10.2 million in the form of a note payable. As of October 31, 2006, this note was repaid.

10. STOCK-BASED COMPENSATION

On February 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective method. Also on February 1, 2006, the Company granted approximately 0.1 million options to non-executive members of its board of directors. The Company recognized stock compensation expense of approximately $0.3 million associated with this grant. For the three and nine months ended October 31, 2006, the Company recorded $0.4 million in stock compensation expense.

Prior to adoption of FAS No. 123(R), Share-Based Payment, the Company had elected to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans, as permitted under FAS No. 123, Accounting for Stock-Based Compensation (FAS No. 123). No stock compensation expense was recognized during the three and nine months ended October 31, 2005 as all options granted in those periods had an exercise price equal or greater than the market value of the underlying stock on the date of grant.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following is a reconciliation of the net income per weighted average share had the Company adopted the fair-value provisions of FAS No. 123:

                                                      Three months   Nine months
                                                          ended         ended
                                                       October 31,   October 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     2005           2005
-------------------------------------                 ------------   -----------
Net income - as reported                                $ 6,083        $10,384
Pro-forma stock compensation expense, net of tax            (69)        (1,400)
                                                        -------        -------
Pro-forma net income                                    $ 6,014        $ 8,984
                                                        =======        =======
Weighted average common shares outstanding - Basic       51,305         48,318
Weighted average common shares outstanding -
   Diluted                                               53,012         50,188

Earnings per share (as reported):
   Basic                                                $  0.12        $  0.21
   Diluted                                              $  0.11        $  0.21

Earnings per share (pro-forma):
   Basic                                                $  0.12        $  0.19
   Diluted                                              $  0.11        $  0.18

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                   Nine months ended October 31,
                                                   -----------------------------
                                                          2006        2005
                                                       ---------   ---------
Weighted average dividend yield                              0.0%        0.0%
Weighted average expected volatility                        41.4%       50.0%
Weighted average expected life                         3.1 years   3.0 years
Weighted average risk-free interest rate                     4.5%        3.8%
Weighted average fair value                                $3.79       $4.08

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

                                                      Range of Exercise   Weighted
                                                            Prices         Average
                                          Number of   -----------------   Exercise
                                           Options       Low     High       Price
                                          ---------    ------   ------    --------
Options outstanding at January 31, 2006   3,927,190    $ 2.30   $18.31      $ 7.64
Options granted                              41,175     11.15    11.15       11.15
Options forfeited or expired               (153,700)    10.60    16.63       11.08
Options exercised                          (142,185)     2.30    10.78        8.40
                                          ---------    ------   ------      ------
Options outstanding at October 31, 2006   3,672,480    $ 2.30   $18.31      $ 7.50
                                          =========    ======   ======      ======

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following table summarizes information about the stock options outstanding at October 31, 2006:

                                      Options Outstanding              Options Exercisable
                            --------------------------------------   ----------------------
                                          Weighted                                 Weighted
                                           Average     Remaining                    Average
                               Number     Exercise    Contractual       Number     Exercise
                            Outstanding     Price    Life (Months)   Exercisable     Price
                            -----------   --------   -------------   -----------   --------
Range of exercise prices:
   $2.30 - $5.00             1,149,631     $ 4.54         8 - 75      1,149,631     $ 4.54
   $5.01 - $7.50               691,250       5.31        15 - 73        691,250       5.31
   $7.51 - $10.00              928,624       8.47       25 - 103        928,624       8.47
   $10.01 - $15.00             795,675      11.33       29 - 111        794,875      11.33
   $15.01 - $18.31             107,300      16.61        37 - 41        107,300      16.61
                             ---------     ------       --------      ---------     ------
  Total                      3,672,480     $ 7.50        8 - 111      3,671,680     $ 7.50
                             =========     ======       ========      =========     ======

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

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The In-Store Services segment derives revenues from (1) designing, manufacturing, and invoicing participants in front-end fixture programs, (2) providing claim filing services related to rebates owed to retailers from publishers or their designated agent, (3) designing, manufacturing, shipping, installation and removal of front-end fixtures, including high end wood and wire and (4) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

Shared Services consists of overhead functions not allocated to individual operating segments.

The segment results are as follows:

                                                     CD and DVD     Magazine    In-Store    Shared
(IN THOUSANDS)                                      Fulfillment   Fulfillment   Services   Services   Consolidated
--------------                                      -----------   -----------   --------   --------   ------------
THREE MONTHS ENDED OCTOBER 31, 2006
   Revenues                                           $233,250     $222,237     $ 20,288   $     --    $  475,775
   Cost of revenues                                    189,079      168,495       13,278         --       370,852
                                                      --------     --------     --------   --------    ----------
   Gross profit                                         44,171       53,742        7,010         --       104,923
   Selling, general and administrative expense          21,854       28,286        2,008      5,535        57,683
   Fulfillment freight                                   8,641       18,111           --         --        26,752
   Depreciation and amortization                         3,682        1,855          139        498         6,174
   Integration and relocation expense                       --        2,451           --        131         2,582
   Disposal of land, buildings and equipment, net          287          (49)         (86)        --           152
                                                      --------     --------     --------   --------    ----------
   Operating income (loss)                            $  9,707     $  3,088     $  4,949   $ (6,164)   $   11,580
                                                      ========     ========     ========   ========    ==========
AS OF OCTOBER 31, 2006
   Total assets                                       $624,513     $259,212     $124,879   $100,445    $1,109,048
   Goodwill, net                                      $203,995     $170,510     $ 55,625   $     --    $  430,129
   Intangibles, net                                   $ 82,107     $ 38,323     $  3,532   $     --    $  123,962


                                                     CD and DVD     Magazine    In-Store    Shared
(IN THOUSANDS)                                      Fulfillment   Fulfillment   Services   Services   Consolidated
--------------                                      -----------   -----------   --------   --------   ------------
THREE MONTHS ENDED OCTOBER 31, 2005
   Revenues                                           $226,401      $176,735    $ 22,723    $    --     $425,859
   Cost of revenues                                    186,003       137,739      16,023         --      339,765
                                                      --------      --------    --------    -------     --------
   Gross profit                                         40,398        38,996       6,700         --       86,094
   Selling, general and administrative
      expense                                           20,736        20,306       2,021      5,292       48,355
   Fulfillment freight                                   7,787        12,364          --         --       20,151
   Depreciation and amortization                         3,020         1,238         149        519        4,926
                                                      --------      --------    --------    -------     --------
   Operating income (loss)                            $  8,855      $  5,088    $  4,530    $(5,811)    $ 12,662
                                                      ========      ========    ========    =======     ========
AS OF JANUARY 31, 2006
   Total assets                                       $508,620      $208,523    $114,355    $52,976     $884,472
   Goodwill, net                                      $168,898      $ 78,601    $ 54,794    $    --     $302,293
   Intangibles, net                                   $ 87,742      $ 27,374    $  3,872    $    --     $118,988

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                     CD and DVD     Magazine    In-Store    Shared
(IN THOUSANDS)                                      Fulfillment   Fulfillment   Services   Services   Consolidated
--------------                                      -----------   -----------   --------   --------   ------------
NINE MONTHS ENDED OCTOBER 31, 2006
   Revenues                                           $672,122     $640,456      $59,304   $     --    $1,371,882
   Cost of revenues                                    549,070      492,795       39,314         --     1,081,179
                                                      --------     --------      -------   --------    ----------
   Gross profit                                        123,052      147,661       19,990         --       290,703
   Selling, general and administrative expense          63,262       79,040        6,625     17,503       166,430
   Fulfillment freight                                  24,890       48,889           --         --        73,779
   Depreciation and amortization                        10,756        5,234          429      1,572        17,991
   Integration and relocation expense                       --        2,998           --        299         3,297
   Disposal of land, buildings and equipment, net          287          (49)          86        529           529
                                                      --------     --------      -------   --------    ----------
   Operating income (loss)                            $ 23,857     $ 11,549      $13,022   $(19,903)   $   28,525
                                                      ========     ========      =======   ========    ==========
Capital Expenditures                                  $  5,426     $  2,957      $   280   $  3,902    $   12,566

                                                     CD and DVD     Magazine    In-Store    Shared
(IN THOUSANDS)                                      Fulfillment   Fulfillment   Services   Services   Consolidated
--------------                                      -----------   -----------   --------   --------   ------------
NINE MONTHS ENDED OCTOBER 31, 2005
   Revenues                                           $583,503      $415,151     $55,416   $     --    $1,054,070
   Cost of revenues                                    479,292       320,641      38,509         --       838,442
                                                      --------      --------     -------   --------    ----------
   Gross profit                                        104,211        94,510      16,907         --       215,628
   Selling, general and administrative
      expense                                           53,968        49,081       6,329     15,623       125,001
   Fulfillment freight                                  19,391        29,450          --         --        48,841
   Depreciation and amortization                         7,923         2,406         450      1,492        12,271
   Merger and acquisition charges                           --            --         227      2,867         3,094
                                                      --------      --------     -------   --------    ----------
   Operating income (loss)                            $ 22,929      $ 13,573     $ 9,901   $(19,982)   $   26,421
                                                      ========      ========     =======   ========    ==========
Capital Expenditures                                  $  5,605      $    822     $   502   $  2,050    $    8,979

Approximately $8.7 million and $7.4 million of the Company's total revenues in the Magazine Fulfillment segment for the three months ended October 31, 2006 and 2005, respectively, and $26.2 million and $24.2 million of the Company's total revenues in the Magazine Fulfillment segment for the nine months ended October 31, 2006 and 2005, respectively, were derived from the export of U.S. publications to overseas markets. At October 31, 2006 and January 31, 2006, identifiable assets attributable to the export of U.S. publications were $28.4 million and $14.3 million.

                        SOURCE INTERLINK COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                  (UNAUDITED)

13. SUBSEQUENT EVENTS

Effective November 10, 2006, S. Leslie Flegel ("Flegel"), the Company's then Chairman of the Board of Directors and Chief Executive Officer, resigned from the Company and its Board of Directors pursuant to a Separation, Consulting and General Release Agreement dated November 12, 2006 (the "Separation Agreement"). The Company's Board of Directors has since named Michael R. Duckworth, a director of the Company, Chairman of the Board of Directors. The Company's then President and Chief Operating Officer, James R. Gillis, and the Company's then Executive Vice President and President and Chief Operating Officer of the Company's Alliance Entertainment Corporation subsidiary, Alan Tuchman, have since been named interim co-Chief Executive Officers.

Pursuant to the terms of the Separation Agreement, the Company is required to pay to Flegel (1) $0.9 million no later than March 15, 2007, as his annual bonus for fiscal year 2007, (2) $4.6 million on May 21, 2007, as a lump sum severance payment, (3) $1.0 million per year for consulting services, in monthly installments, for three years, beginning on November 10, 2006, with payment for the first six months of this term due on May 21, 2007, and (4) up to $4.0 million upon the completion of certain business ventures or agreements. In addition, the Company is required to provide Flegel with an office facility, an assistant and healthcare insurance and is required to reimburse Flegel for reasonable and necessary expenses incurred by Flegel in the interest of the business of the Company.

In the event that any of the above payments to Flegel are subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company is required to pay to Flegel an additional amount such that Flegel is maintained in the same economic position as he would have been if the payments had not been subject to the tax.

The Company also amended certain stock option grants to Flegel to extend the expiration date to three and one half months from the date of termination. As a result, the Company will recognize compensation expense of approximately $1.3 million in the fourth quarter of fiscal 2007.

After preliminary review, the Company expects to recognize approximately $9.5 million in expense related to this event during the fourth quarter of fiscal 2007.

On November 30, 2006, the Company announced that it will streamline its Board of Directors, reducing the number of Board members to nine, from 11 members previously. In addition to S. Leslie Flegel's previous resignation, A. Clinton Allen announced his immediate resignation from the Company's Board of Directors on November 30, 2006.

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

OVERVIEW

Significant events that occurred during the nine months ended October 31, 2006 and 2005 include:

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

RESULTS OF OPERATIONS

Please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed with the SEC on April 17, 2006 for more information on the types of revenues and expenses included within the specific line-items in our financial statements.

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

The following table sets forth, for the periods presented, information relating to our continuing operations, by segment for the three months ended October 31, 2006 and 2005:

                                 Three months ended October 31,
                           -----------------------------------------
                                   2006                  2005
                           -------------------   -------------------
(IN THOUSANDS)              Amount    Margin %    Amount    Margin %
--------------             --------   --------   --------   --------
CD AND DVD FULFILLMENT
   Revenues                $233,250              $226,401
   Cost of revenues         189,079               186,003
                           --------              --------
   Gross profit              44,171     18.9%      40,398     17.8%
   Operating expenses(a)     34,464                31,543
                           --------              --------
   Operating income        $  9,707      4.2%    $  8,855      3.9%
                           ========              ========
MAGAZINE FULFILLMENT
   Revenues                $222,237              $176,735
   Cost of revenues         168,495               137,739
                           --------              --------
   Gross profit              53,742     24.2%      38,996     22.1%
   Operating expenses(a)     50,654                33,908
                           --------              --------
   Operating income        $  3,088      1.4%    $  5,088      2.9%
                           ========              ========
IN-STORE SERVICES
   Revenues                $ 20,288              $ 22,723
   Cost of revenues          13,278                16,023
                           --------              --------
   Gross profit               7,010     34.6%       6,700     29.5%
   Operating expenses(a)      2,061                 2,170
                           --------              --------
   Operating income        $  4,949     24.4%    $  4,530     19.9%
                           ========              ========
SHARED SERVICES
   Revenues                $     --              $     --
   Cost of revenues              --                    --
                           --------              --------
   Gross profit                  --      n/a           --      n/a
   Operating expenses(a)      6,164                 5,811
                           --------              --------
   Operating loss            (6,164)     n/a       (5,811)     n/a
                           ========              ========
TOTAL
   Revenues                $475,775              $425,859
   Cost of revenues         370,852               339,765
                           --------              --------
   Gross profit             104,923     22.1%      86,094     20.2%
   Operating expenses(a)     93,343                73,432
                           --------              --------
   Operating income        $ 11,580      2.4%    $ 12,662      3.0%
                           ========              ========

(a) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, integration and relocation expenses, impairment of land and building held for sale, gain on sale of building, loss on sale of equipment, net, depreciation and amortization of intangibles.

REVENUES

Total revenues for the quarter ended October 31, 2006 increased $49.9 million, or 11.7%, from the same quarter of the prior year due primarily to the acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007.

CD and DVD Fulfillment

Our CD and DVD Fulfillment group's revenues were $233.3 million, an increase of $6.8 million, or 3.0%, from the same quarter of the prior year. The increase is due primarily to DVD sales to large customers obtained in the second half of fiscal 2006 and higher consumer direct fulfillment sales, partially offset by a softer CD and DVD release schedule during the current quarter versus same quarter of the previous year. The third quarter of the prior year was also negatively impacted by hurricane Wilma, which disrupted the last week of shipments in the quarter.

Magazine Fulfillment

Our Magazine Fulfillment group's revenues were $222.2 million for the quarter ended October 31, 2006. Compared to the comparable prior fiscal year period, revenues increased $45.5 million or 25.7%.

The group's revenues for the three months ended October 31, 2006 and 2005 are comprised of the following components (in thousands):

                          Three months
                       ended October 31,
                      -------------------
(IN THOUSANDS)          2006       2005      Change
--------------        --------   --------   -------
Domestic Mainstream   $158,355   $114,207   $44,148
Domestic Specialty      55,758     55,085       673
Export                   8,124      7,443       681
                      --------   --------   -------
Total                 $222,237   $176,735   $45,502
                      ========   ========   =======

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

Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of bookstores, music outlets, office supply stores and computer stores. Domestic specialty revenues remained relatively flat compared to the same quarter of the prior year.

Export revenues originate from the sale of domestic titles to foreign wholesalers and brokers for distribution to foreign markets.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 33.2%, 42.4% and 34.6% for the mainstream, specialty and export groups, respectively. The prior year comparable period efficiencies were 36.7%, 44.0% and 32.0%.

In-Store Services

Our In-Store Services group's revenues were $20.3 million, a decrease of $2.4 million, or 10.7%, from the same quarter of the prior year.

The group's revenues are comprised of the following components:

                                  Three months
                               ended October 31,
                               -----------------
(IN THOUSANDS)                   2006      2005     Change
--------------                 -------   -------   -------
Claim filing and information   $ 3,264   $ 4,079   $  (815)
Front end wire and services      9,139     7,983     1,156
Wood                             7,885    10,661    (2,776)
                               -------   -------   -------
Total                          $20,288   $22,723   $(2,435)
                               =======   =======   =======

Our claim filing revenues are recognized at the time the claim is paid. The $0.8 million decrease in claim filing and information is attributable to the timing of the receipt of quarterly claim payments.

Our front end wire and services revenue increased $1.2 million due to increased production for several large jobs for large chain retailers, compared to relatively few large jobs during the same quarter of the prior year.

Our wood revenues decreased $2.8 million due to comparatively fewer remodels and new store openings performed by our major customers.

GROSS PROFIT

Gross profit for the period increased $18.8 million, or 21.9%, over the same quarter of the prior year primarily due to the acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007.

Overall gross profit margins increased 1.9 percentage points in the current quarter compared the same quarter of the prior year.

CD and DVD Fulfillment

Gross profit for our CD and DVD Fulfillment group was $44.2 million, an increase of $3.8 million, or 9.3%, over the prior year. The increase is primarily due to improved gross profit margins of the same quarter of the prior year. Gross profit margins for the group increased from 17.8% in the prior year to 18.9% in the current quarter, primarily due to increased vendor managed inventory sales as well as improved terms from suppliers during the current quarter.

Magazine Fulfillment

Our Magazine Fulfillment group's gross profit was $53.7 million for the quarter ended October 31, 2006. Compared to the comparable prior fiscal year period gross profit increased $14.7 million or 37.8%. Gross profit margin increased from 22.1% to 24.2%. The increase in gross profit margins is attributable to our ability to negotiate better pricing from certain suppliers as a result of our enhanced market position.

In-Store Services

Our In-Store Services group's gross profit was $7.0 million in the current quarter, an increase of $0.3 million, or 4.6%, compared to the same quarter of the prior year. The group's gross profit margin increased from 29.5% to 34.6%. The increase in gross profit is attributed primarily to the increase in wire revenues discussed above and increased operational efficiency within our front end wire and services group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the current quarter were $57.7 million, an increase of $9.3 million, or 19.3%, compared to the prior year. Selling, general and administrative expenses as a percent of revenues increased from 11.4% to 12.1%.

CD and DVD Fulfillment

Selling, general and administrative expenses for our CD and DVD Fulfillment group increased $1.1 million or 5.4% from the same quarter of the prior year. The increase is attributable in part to increased field service costs associated with certain new accounts. Selling, general and administrative expenses as a percentage of the group's revenues increased from 9.2% to 9.4%.

Magazine Fulfillment

The Magazine Fulfillment group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the field service and the backroom operations.

Selling, general and administrative expenses increased $8.0 million, or 39.3%, from $20.3 million to $28.3 million. The increase relates primarily to the expansion of the group's mainstream distribution backroom operations and in-store merchandising field force via the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007 described above. Selling, general and administrative expenses as a percentage of revenues were 12.7% and 11.5% for the quarters ended October 31, 2006 and 2005, respectively.

In-Store Services

The In-Store Services group's selling, general and administrative expenses remained relatively flat at $2.0 million.

Shared Services

The selling, general and administrative expenses of the Shared Services group increased $0.2 million, or 4.6% over the same quarter of the prior year. The increase is primarily due to increased operating expenses to support our significant growth. Shared services selling, general, and administrative expenses remained flat as percentage of total revenues at 1.2%.

FULFILLMENT FREIGHT

Our fulfillment freight expenses were $26.8 million, an increase of $6.6 million, or 32.8%, compared to the prior year. The increase is primarily attributable to significantly higher distribution due to the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007, coupled with higher surcharges on air and ground third party shipments in the current quarter compared with the same quarter of the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $6.2 million, an increase of $1.2 million, or 25.3%, compared to the prior year. The increase is primarily attributable to the acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007, and the finalization of the valuation of Levy in the second half of fiscal 2006.

INTEGRATION AND RELOCATION EXPENSE

The Company recorded expenses totaling $2.6 million for the three months ended October 31, 2006 related to the consolidation of the backroom operations and marketing functions of the domestic mainstream distribution group from Lisle, IL to Bonita Springs, FL and the consolidation of one of its existing southern California distribution centers into a facility acquired in connection with the acquisition of SCN in the first quarter of fiscal 2007.

DISPOSAL OF LAND, BUILDINGS AND EQUIPMENT

During the third quarter of fiscal 2007, we sold a building and equipment in the normal course of business. As such, we recorded gains or losses related to the difference between the sales price and the carrying amount of these assets.

OPERATING INCOME

Operating income for the quarter ended October 31, 2006 decreased $1.1 million, or 8.5%, compared to the prior year due to the factors described above.

Operating profit margins decreased from 3.0% to 2.4%, primarily due to increases in various expenses as described above.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. The increase of $1.6 million relates to significantly higher borrowings during the current quarter due primarily to the acquisition of Mid-Atlantic and SCN and increased interest rates on debt.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

INCOME TAX EXPENSE

The effective tax rates were 40.0% and 43.9% for the current quarter and the same quarter of the prior year, respectively. The decrease in the effective tax rate is due to a revision of the treatment of certain timing differences. We anticipate our effective tax rate to approximate 40% for the remainder of the year.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2006 AND 2005

The following table sets forth, for the periods presented, information relating to our continuing operations, by segment for the nine months ended October 31, 2006 and 2005:

                                   Nine months ended October 31,
                           ---------------------------------------------
                                    2006                    2005
                           ---------------------   ---------------------
(IN THOUSANDS)               Amount     Margin %     Amount     Margin %
--------------             ----------   --------   ----------   --------
CD AND DVD FULFILLMENT
   Revenues                $  672,122              $  583,503
   Cost of revenues           549,070                 479,292
                           ----------              ----------
   Gross profit               123,052     18.3%       104,211     17.9%
   Operating expenses(a)       99,195                  81,282
                           ----------              ----------
   Operating income        $   23,857      3.5%    $   22,929      3.9%
                           ==========              ==========
MAGAZINE FULFILLMENT
   Revenues                $  640,456              $  415,151
   Cost of revenues           492,795                 320,641
                           ----------              ----------
   Gross profit               147,661     23.1%        94,510     22.8%
   Operating expenses(a)      136,112                  80,937
                           ----------              ----------
   Operating income        $   11,549      1.8%    $   13,573      3.3%
                           ==========              ==========
IN-STORE SERVICES
   Revenues                $   59,304              $   55,416
   Cost of revenues            39,314                  38,509
                           ----------              ----------
   Gross profit                19,990     33.7%        16,907     30.5%
   Operating expenses(a)        6,968                   7,006
                           ----------              ----------
   Operating income        $   13,022     22.0%    $    9,901     17.9%
                           ==========              ==========
SHARED SERVICES
   Revenues                $       --              $       --
   Cost of revenues                --                      --
                           ----------              ----------
   Gross profit                    --      n/a             --      n/a
   Operating expenses(a)       19,903                  19,982
                           ----------              ----------
   Operating loss             (19,903)     n/a        (19,982)     n/a
                           ==========              ==========
TOTAL
   Revenues                $1,371,882              $1,054,070
   Cost of revenues         1,081,179                 838,442
                           ----------              ----------
   Gross profit               290,703     21.2%       215,628     20.5%
   Operating expenses(a)      262,178                 189,207
                           ----------              ----------
   Operating income        $   28,525      2.1%    $   26,421      2.5%
                           ==========              ==========

(a) Operating expenses include selling, general and administrative expenses, fulfillment freight, merger and acquisition charges, relocation expenses, impairment of land and building held for sale, gain on sale of building, loss on sale of equipment, net, depreciation and amortization of intangibles.

REVENUES

Total revenues for the nine months ended October 31, 2006 increased $317.8 million, or 30.2%, from the same period of the prior year due primarily to:

     - The inclusion of nine months of results from our CD and DVD Fulfillment division in fiscal 2007 versus eight months in fiscal 2006,

     -    The acquisition of Levy in the second quarter of fiscal 2006, and

     - The acquisition of Mid-Atlantic and SCN in the first quarter of fiscal 2007.

CD and DVD Fulfillment

Our CD and DVD Fulfillment group's revenues were $672.1 million, an increase of $88.6 million, or 15.2%, from the same period of the prior year. The increase is primarily related to the inclusion of nine month of results from our CD and DVD Fulfillment group in fiscal 2007 versus eight months in fiscal 2006.

Magazine Fulfillment

Our Magazine Fulfillment group's revenues were $640.5 million for the nine months ended October 31, 2006, an increase of $225.3 million or 54.3% compared to the comparable prior fiscal year period revenues.

The group's revenues for the nine months ended October 31, 2006 and 2005 are comprised of the following components (in thousands):

                          Nine months
                       ended October 31,
                      -------------------
(IN THOUSANDS)          2006       2005      Change
--------------        --------   --------   --------
Domestic Mainstream   $448,762   $223,592   $225,170
Domestic Specialty     167,050    167,330       (280)
Export                  24,644     24,229        415
                      --------   --------   --------
Total                 $640,456   $415,151   $225,305
                      ========   ========   ========

Revenues consist of the gross amount of books and magazines (both domestic and imported titles) distributed to domestic retailers and wholesalers, less actual returns received, less an estimate of future returns and customer discounts. Revenues also consist of fees earned for the picking of third party product, return processing and wastepaper revenue.

Domestic mainstream revenues originate from sales to "mainstream" retailers, which consist of grocery, discount, transportation terminals, convenience stores and drug stores. The mainstream distribution channel's revenues include book and magazine distribution. The increase in sales is attributable to three recent acquisitions. In May 2005, the group significantly increased its presence in the mainstream market with the acquisition of Chas. Levy Circulating Co., a leading magazine wholesaler based in Chicago, IL, with distribution centers in Chicago, IL, Lancaster, PA, and Brainerd, MN. In March 2006, the group acquired additional mainstream distribution service areas in Southern California and Washington DC/Baltimore markets, referred to above as SCN and Mid-Atlantic, respectively.

Domestic specialty revenues originate from magazine sales to "specialty" retailers, which consist of bookstores, music outlets, office supply stores and computer stores. The decrease in sales is primarily related to decreased sales to our two major bookstore chains.

Export revenues originate from thee sale of domestic titles to foreign wholesalers and brokers for distribution to foreign markets.

Sales efficiency expressed as a percentage of net distribution to gross distribution was 33.4%, 42.0% and 35.4% for the mainstream, specialty and export groups, respectively. The prior year comparable period efficiencies were 36.7%, 44.4% and 35.7%.

In-Store Services

Our In-Store Services group's revenues were $59.3 million, an increase of $3.9 million, or 7.0%, from the same period of the prior year.

The group's revenues are comprised of the following components:

                                                     Nine months ended
                                                        October 31,
                                                     -----------------
(IN THOUSANDS)                                         2006      2005     Change
--------------                                       -------   -------   -------
Claim filing and information                         $11,696   $11,956   $  (260)
Front end wire and services                           24,818    19,151     5,667
Wood                                                  22,790    24,309    (1,519)
                                                     -------   -------   -------
Total                                                $59,304   $55,416   $ 3,888
                                                     =======   =======   =======

Our claim filing revenues are recognized at the time the claim is paid. The $0.3 million decrease in claim filing and information is attributable primarily to the timing of the receipt of quarterly claim payments.

Our front end wire and services revenue increased $5.7 million due to increased production for several large jobs for large chain retailers, compared to relatively few large jobs during the same quarter of the prior year.

Our wood revenues decreased $1.5 million due to comparatively fewer remodels and store openings performed by our major customers.

GROSS PROFIT

Gross profit for the period increased $75.1 million, or 34.8%, over the same period of the prior year primarily due to the inclusion of nine months of results from our CD and DVD Fulfillment group in fiscal 2007 compared to eight months in fiscal 2006, the acquisition of Levy in the second quarter of fiscal 2006 and acquisitions of Mid-Atlantic and SCN in the first quarter of fiscal 2007.

Overall gross profit margins increased 0.7 percentage points during the nine months ended October 31, 2006 compared the same period of the prior year.

CD and DVD Fulfillment

Gross profit for our CD and DVD Fulfillment group was $123.1 million, an increase of $18.8 million, or 18.1%, over the prior year. The increase relates primarily to the inclusion of nine months of results of operations from the group in the current period compared to eight months in the prior year. Gross profit margins for the group increased from 17.9% in the prior year to 18.3% in the nine months ended October 31, 2006.

Magazine Fulfillment

Our Magazine Fulfillment group's gross profit was $147.7 million for the nine months ended October 31, 2006. Compared to the comparable prior fiscal year period gross profit increased $53.2 million or 56.2%, primarily due to the acquisition of Levy in the second quarter of fiscal 2006 and acquisitions of Mid-Atlantic and SCN in the first quarter of fiscal 2007. Gross profit margin increased from 22.8% to 23.1%. The increase in gross profit margins is attributable to our ability negotiate better pricing from certain suppliers as a result of our enhanced market position.

In-Store Services

Our In-Store Services group's gross profit was $20.0 million in the nine months ended October 31, 2006, an increase of $3.1 million, or 18.2%, compared to the same period of the prior year. The group's gross profit margin increased from 30.5% to 33.7%. The increase in gross profit is attributed primarily to the increase in revenues discussed above and increased operational efficiency within our front end wire and services group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the current period were $166.4 million, an increase of $41.4 million, or 33.1%, compared to the same period of the prior year. This increase relates primarily to the acquisitions within the Magazine Fulfillment and CD and DVD Fulfillment groups. Selling, general and administrative expenses as a percent of revenues increased from 11.9% to 12.1%.

CD and DVD Fulfillment

Selling, general and administrative expenses for our CD and DVD Fulfillment group increased $9.3 million, or 17.2%, primarily due to the inclusion of nine months of results in fiscal 2007 compared to eight months of results in fiscal 2006. Selling, general and administrative expenses as a percentage of the group's revenues increased from 9.2% to 9.4%.

Magazine Fulfillment

The Magazine Fulfillment group's selling, general and administrative expenses include the costs of operating the group's distribution centers, the in-store merchandising field force and the backroom operations. For the majority of the nine months ended October 31, 2006, the group maintained two distribution centers in the Southwest United States due to its recent acquisitions. The group consolidated its distribution centers in this territory in the third quarter of the current fiscal year.

Selling, general and administrative expenses increased $29.9 million, or 61.0%, from $49.1 million to $79.0 million. The increase relates primarily to the expansion of the group's mainstream distribution backroom operations and in-store merchandising field force via the acquisitions described above. Selling, general and administrative expenses as a percentage of the group's revenues increased from 11.8% to 12.3%.

In-Store Services

The In-Store Services group's selling, general and administrative expenses remained relatively flat, increasing $0.3 million or 4.7%.

Shared Services

The selling, general and administrative expenses of the Shared Services group increased $1.9 million, or 12.0% over the same period of the prior year. The increase is primarily due to increased operating expenses to support our significant growth. As noted above, shared services selling, general, and administrative expenses decreased as a percentage of total revenues from 1.5% to 1.3%.

FULFILLMENT FREIGHT

Our fulfillment freight expenses were $73.8 million, an increase of $24.9 million, or 51.1%, compared to the prior year. The increase is primarily attributable to significantly higher distribution due to the inclusion of nine months of results from our CD and DVD Fulfillment group in fiscal 2007 compared to eight months in fiscal 2006, the acquisition of Levy in the second quarter of fiscal 2006 and the acquisitions of SCN and Mid-Atlantic during the first quarter of fiscal 2007, coupled with higher surcharges on air and ground third party shipments in the current quarter compared with the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $18.0 million, an increase of $5.7 million, or 46.6%, compared to the prior year. The increase is primarily attributable to the inclusion of nine months of results from our CD and DVD Fulfillment group in fiscal 2007 compared to eight months in fiscal 2006, the acquisition of Levy in the second quarter of fiscal 2006 and the acquisition of SCN and Mid-Atlantic during the first quarter of fiscal 2007, coupled with the finalization of the valuation of Levy during the second half of fiscal 2006.

INTEGRATION AND RELOCATION EXPENSE

The Company recorded expenses totaling $3.0 million for the nine months ended October 31, 2006 related to the consolidation of the backroom operations and marketing functions of the domestic mainstream distribution group from Lisle, IL to Bonita Springs, FL and the consolidation of one of its existing southern California distribution centers into a facility acquired in connection with the acquisition of SCN in the first quarter of fiscal 2007.

DISPOSAL OF LAND, BUILDINGS AND EQUIPMENT

During the first nine months of fiscal 2007, we sold a building and equipment in the normal course of business. As such, we recorded gains or losses related to the difference between the sales price and the carrying amount of these assets.

OPERATING INCOME

Operating income for the nine months ended October 31, 2006 increased $2.1 million, or 8.0%, compared to the prior year due to the factors described above.

Operating profit margins decreased from 2.5% to 2.1%, primarily due to increases in various expenses as described above.

INTEREST EXPENSE

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. The increase of $4.1 million relates to significantly higher borrowings during the current period due primarily to the acquisition of Mid-Atlantic and SCN and increased interest rates on debt.

OTHER INCOME (EXPENSE)

Other income (expense) consists of items outside the normal course of operations. Due to its nature, comparability between periods is not generally meaningful.

INCOME TAX EXPENSE

The effective tax rates were 39.2% and 46.6% for the current period and the same period of the prior year, respectively. The decrease in the effective tax rate is due to a revision of the treatment of certain timing differences.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of October 31, 2006:

                                        Payments due during the year ending January 31,
                                     -----------------------------------------------------
                                     Remainder                                   2011 and
                                      of 2007      2008      2009      2010     thereafter     Total
                                     ---------   -------   -------   --------   ----------   --------
Debt obligations                      $ 1,712    $ 7,850   $ 5,285   $131,648     $22,009    $168,504
Interest payments(a)                    3,305     12,880    12,415     10,373       5,236      44,209
Capital leases                            266        863       808        261          --       2,198
Operating leases                        5,384     13,175    10,926      9,002      21,767      60,254
                                      -------    -------   -------   --------     -------    --------
Total contractual cash obligations    $10,667    $34,768   $29,434   $151,284     $49,012    $275,165
                                      =======    =======   =======   ========     =======    ========

(a) Interest is calculated using the prevailing weighted average rate on our outstanding debt at October 31, 2006, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

                                               Notional amounts expiring
                                          during the year ending January 31,
                                      ------------------------------------------
                                                                       2011 and
(IN THOUSANDS)                         2007     2008    2009   2010   thereafter    Total
--------------                        ------   ------   ----   ----   ----------   ------
Financial standby letters of credit   $1,675   $5,164    $--    $--       $--      $6,839

OPERATING CASH FLOW

Net cash used in operating activities was $35.2 and $13.4 million for the nine months ended October 31, 2006 and the nine months ended October 31, 2005, respectively.

Nine months ended October 31, 2006:

Operating cash flows for the nine months ended October 31, 2006 were comprised primarily of net income of $12.2 million, plus non-cash charges including depreciation and amortization of $19.2 million and provisions for losses on accounts receivable of $3.1 million. An increase in accounts payable of $22.4 million also provided cash for this period. These cash providing activities were offset by increases in accounts receivable of $43.5 million and inventory of $49.8 million.

The increase in accounts payable of $22.4 million was primarily attributable to an increase in accounts payable within our CD and DVD Fulfillment group of $56.9 million associated with the buildup of holiday season inventory under extended payment terms. This increase was partially offset by a decrease in accounts payable within our Magazine Fulfillment group of $34.8 million. $15.0 million of this decrease results from the timing of the acquisition of Mid-Atlantic and SCN, with the remainder attributable to the timing of vendor payments within the first nine months of fiscal 2007.

The increase in accounts receivable of $43.5 million results primarily from an increase in accounts receivable of $28.5 million within our CD and DVD Fulfillment group associated with sales to customers under extended payment terms in preparation for the holiday season and from an increase in accounts receivable within our Magazine Fulfillment group of $7.1 million. The increase within our Magazine Fulfillment group results primarily from the timing of the acquisition of Mid-Atlantic and SCN and new receivables as a result of adding new customers. Also, increased production with our In-Store Services group created an increase in accounts receivable of $8.4 million.

The increase in inventory of $49.8 million was due primarily to an increase in inventory within our CD and DVD Fulfillment group of $52.9 million associated with the buildup of holiday season inventory under extended payment terms. This increase was partially offset by a decrease in inventories within our Magazine Fulfillment group of $3.1 million resulting from the reduction in inventory associated with aligning and streamlining the operations of Mid-Atlantic and SCN following their acquisition.

Nine months ended October 31, 2005:

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

The increase in accounts receivable for the nine months ended October 31, 2005 of $81.2 million was primarily due to a increase of $23.4 million from the Magazine Fulfillment group primarily as a result of certain negotiated collection terms and a $52.7 million increase in the CD and DVD Fulfillment group due to extending customer payment terms and timing of customer payments. Historically, customer payment terms have been extended for the holiday season.

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

The increase in accounts payable and other current and non-current liabilities in the nine months ended October 31, 2005 of $97.3 million relates to the timing of vendor payments in the nine months ended October 31, 2005 as compared to the quarter ended January 31, 2005. In addition, favorable terms have been negotiated for purchases of inventory, which increases significantly in third quarter due to the holiday season.

INVESTING CASH FLOW

Net cash used in investing activities was $53.6 million and $40.8 million for the nine months ended October 31, 2006 and 2005, respectively.

For the nine months ended October 31, 2006, cash used in investing activities was comprised of $12.6 million in capital expenditures and $2.5 million in net advanced pay expenditures, partially offset by proceeds from the sale of fixed assets of $2.6 million. Additionally, $39.7 million was used to acquire Mid-Atlantic and SCN during the nine months ended October 31, 2006.

For the nine months ended October 31, 2005, cash used in investing activities was comprised of capital expenditures of $9.0 million, which was partially offset by $1.5 million in proceeds from the sale of equipment. Our advance pay program used $3.0 million in the nine months ended October 31, 2005. We also invested $2.3 million for the rights to distribute certain titles over a period of three to fifteen years. As part of the acquisition of the CD and DVD Fulfillment group, we acquired cash of $16.9 million after direct acquisition costs; and finally, the Company utilized approximately $25.7 million in the purchase of Levy, net of cash acquired. In addition, approximately $19.3 million was also provided on the date of acquisition to seller to repay all outstanding intercompany debt of Levy.

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

The front end wood, wire and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these programs are generally collected from all participants within 180 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the fixtures and decrease significantly in the fourth and first fiscal quarters as the related receivables are collected and significantly less manufacturing activity is occurring.

Net cash provided by financing activities was $66.7 million and $56.2 million for the nine months ended October 31, 2006 and 2005, respectively.

For the nine months ended October 31, 2006, cash provided by financing activities was comprised primarily of borrowings under our revolving credit facility of $83.9. This was partially offset by net payments on debt and capital leases of $18.4 million.

For the nine months ended October 31, 2005, cash provided by financing activities consisted of borrowings under the credit facilities of $56.6 million and $20.0 million obtained from the mortgage loan. These funds were offset by repayments of $21.5 million in debt and capital leases, approximately $8.8 million of which relates to the repayment of the Wells Fargo Foothill term loan in connection with the modification of the revolving credit facility and $8.5 million relating to the repayment of the mortgage loan obtained in the Alliance transaction, and a decrease of $1.0 million in checks issued and outstanding at October 31, 2005. Finally, the exercise of employee stock options in the quarter generated approximately $3.2 million.

DEBT

For a detailed description of the terms of our significant debt instruments, please see Note 7 to our Consolidated Financial Statements.

Significant debt transactions during the nine months ended October 31, 2006 are as follows:

     - In connection with the acquisition of Mid-Atlantic on March 30, 2006, we issued a promissory note to its former owner in the amount of $4.1 million. The balance was repaid in the third quarter of fiscal 2007.

     - In connection with the acquisition of SCN on March 30, 2006, we issued a promissory note to its former owner in the amount of $10.2 million. The remaining balance was repaid in the third quarter of fiscal 2007.

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

Our debt primarily relates to credit facilities with Wells Fargo Foothill. See
Note 7 to our Consolidated Financial Statements.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of $128.9 million at October 31, 2006. Interest on the outstanding balance is charge based on a variable interest rate related to the prime rate (8.25% at October 31, 2006) plus a margin specified in the credit agreement based on an availability calculation (0.0% at October 31, 2006).

A 1.0% increase in the prevailing interest rate on our debt at October 31, 2006 is estimated to cause an increase of $0.3 million in the interest expense for the remainder of the year ending January 31, 2007.

We do not perform any interest rate hedging activities related to this facility.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchase of foreign magazines for domestic distribution.

We derive a small amount of revenues from the export of domestic titles (or sales to domestic brokers who facilitate the export). For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

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

Attached as exhibits to this Quarterly Report are certifications of our principal executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The information appearing below should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our principal executive officer and chief financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION

The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the principal executive officer and the chief financial officer, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.

CONCLUSIONS

Based on this evaluation, our principal executive officer and our chief financial officer, have concluded that, subject to the limitations noted above, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Principal Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                        SOURCE INTERLINK COMPANIES, INC.


December 11, 2006                       By: /s/ Marc Fierman
                                            ------------------------------------
                                            Marc Fierman
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