Form 10-K
period 2007-01-31
SOURCE INTERLINK COMPANIES INC
filed 2007-04-25
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13437

[SOURCE INTERLINK COMPANIES LOGO]

SOURCE INTERLINK COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428299
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
27500 Riverview Center Blvd.,
Suite 400, Bonita Springs, Florida	34134
(Address of principal executive offices)	(Zip Code)

(239) 949-4450

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

COMMON STOCK $0.01 PAR VALUE

Securities registered pursuant to section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2006 was approximately $374.6 million computed by reference to the price at which the common equity was sold on July 31, 2006, the last day of the registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq National Market.

At April 9, 2007 the Company had 52,183,852 shares of common stock $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Annual Report on Form 10-K including, but not limited to, those contained in Item 1. “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under Item 1A. “Risk Factors”:

•       market acceptance of and continuing demand for physical copies of magazines, DVDs, CDs and other home entertainment products;

•       the impact of competitive products and technologies;

•       the pricing and payment policies of magazine publishers, film studios, record labels and other key vendors;

•       changing market conditions and opportunities;

•       our ability to realize operating efficiencies, cost savings and other benefits from recent acquisitions; and

•       retention of key management and employees.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under Item 1A. “Risk Factors” could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

PART I

ITEM 1.                BUSINESS.

OVERVIEW

We are a premier marketing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items serving abhout 110,000 retail store locations throughout North America. Our fully integrated businesses include:

•       Distribution and fulfillment of entertainment products to major retail chains throughout North America and direct-to-consumers via the Internet;

•       Import and export of periodicals sold in more than 100 markets worldwide;

•       Coordination of product selection and placement for impulse items sold at checkout counters;

•       Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase;

•       Design, manufacture and installation of wire fixtures and custom wood displays in major retail chains.

Our clients include:

•       Mainstream retailers, such as Wal-Mart Stores, Inc., The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Sears Holdings Corporation, and Meijer;

•       Specialty retailers, such as Barnes & Noble, Inc., Borders Group, Inc., Hastings Entertainment, Inc., Fry’s Electronics, Inc. and Circuit City Stores, Inc.; and

•       e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com.

Our suppliers include:

•       Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

•       Film studios, such as The Walt Disney Company, Time-Warner Inc., Sony Corp., The News Corporation, Paramount Home Entertainment, Inc., Viacom Inc. and General Electric Company; and

•       Magazine Distributors, such as COMAG Marketing Group, LLC., Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc.

On February 28, 2005, we completed the acquisition of Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated as of November 18, 2004 (the “Merger Agreement”).

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

The total purchase price of approximately $315.5 million consisted of $304.7 million in Source Interlink common stock, representing approximately 26.9 million shares, $6.5 million related to the exchange of approximately 0.9 million shares of common stock on exercise of outstanding stock options, warrants and other rights to acquire Alliance common stock and direct transaction costs of $4.3 million. The value of the common stock was determined based on the average market price of Source Interlink common stock over the 5-day period prior to and after the announcement of the merger in November 2004. The value of the stock options was determined using the Black-Scholes option valuation model. Following the merger, we organized the combined company into three operating segments:

•       Magazine Fulfillment—The magazine fulfillment segment sells and distributes magazines and books to major retailers and wholesalers, imports foreign titles for domestic retailers and wholesalers, exports domestic titles to foreign wholesalers, provides return processing services, serves as an outsource fulfillment agent and provides customer-direct fulfillment.

•       CD and DVD Fulfillment—The CD and DVD fulfillment segment sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

•       In-Store Services—The in-store services segment designs, manufactures, ships, installs, removes and invoices participants in front-end wire fixture and custom wood display programs, provides claim filing services for rebates owed retailers from publishers and their agents and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

This segment structure represents a change in structure from that reported in Item 1. “Business” in our Form 10-K for the fiscal year ended January 31, 2005. The segment organization presented herein corresponds to the financial and other reporting received by our chief operating decision maker. For financial and geographic information regarding our segments see Note 17 “Segment Information” to our Consolidated Financial Statements.

Following our acquisition of Alliance, we performed the following three acquisitions that have strengthened our position in the mainstream magazine distribution business:

•       On May 10, 2005, we entered into a Unit Purchase Agreement with Chas. Levy Company, LLC. Under the terms of the agreement, we purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC (“Levy”) from Seller for a purchase price of approximately $30 million, subject to adjustment based on Levy’s net worth as of the closing date of the transaction. In addition, approximately $19.3 million was also provided on the date of acquisition to repay all outstanding intercompany debt of Levy. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

•       On March 30, 2006, we entered into a Unit Purchase Agreement, under which we purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC (“Mid-Atlantic”) from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of

Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note was repaid by the Company during the fiscal year ended January 31, 2007. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit.

•       On March 30, 2006, we entered into a Unit Purchase Agreement, under which we purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC (“SCN”) from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The promissory note was repaid by the Company during the fiscal year ended January 31, 2007. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit.

Also during the fourth quarter of Fiscal 2007, the Company recorded a goodwill and intangible assets impairment of $32.7 million. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STRATEGIC ALTERNATIVES PROCESS

Our Board of Directors, in consultation with its strategic advisor, The Yucaipa Companies, LLC, hired Deutsche Bank Securities Inc. to act as its exclusive financial advisor in its process of evaluating strategic alternatives to enhance stockholder value, including but not limited to, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity.

In connection with this evaluation process, Deutsche Bank Securities, Inc. has worked with an affiliate of The Yucaipa Companies, LLC, the Company’s consultant with respect to analyzing strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a specific course of action.

The Yucaipa Companies, LLC is an affiliate of AEC Associates, LLC, our largest shareholder.

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

REINCORPORATION FROM MISSOURI INTO DELAWARE

Also, on February 28, 2005, we reincorporated our company from Missouri into Delaware (the “Reincorporation”). The Reincorporation was adopted and approved at a special meeting of our shareholders. Each stock certificate representing our issued and outstanding shares prior to the Reincorporation will continue to represent the same number of our shares after the Reincorporation. The Reincorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, assets, liabilities or net worth. Our common stock continues to be traded on the Nasdaq National Market under the symbol “SORC.”

As a result of the Reincorporation, the rights of our stockholders became subject to and are now governed by Delaware law, a new certificate of incorporation and new bylaws. Certain differences in the rights of stockholders arise from distinctions between Missouri law and Delaware law, as well as from differences between the charter instruments of our Company. These differences are described in the section entitled “Comparison of Stockholder Rights and Corporate Governance Matters” on pages 149-165 of the Registrant’s Registration Statement on Form S-4/A filed on January 18, 2005, which section is incorporated herein by reference.

INDUSTRY OVERVIEWS

HOME ENTERTAINMENT CONTENT

According to industry sources, including the Motion Picture Association, the Recording Industry Association of America, Harrington Associates, LLC, and the American Booksellers Association, the total retail market in calendar year 2006 for DVDs, prerecorded music, single-copy magazines and books was approximately $59.4 billion.

The structure of the distribution channel for single-copy magazines is that publishers each generally engage a single national distributor, which acts as its representative to regional and local wholesalers and furnishes billing, collecting and marketing services throughout the United States or other territories. These national distributors then secure distribution to retailers typically through a number of regional and local wholesalers. The wholesalers maintain direct vendor relationships with the retailers. Retailers in the mainstream retail market, which consists primarily of grocery stores, drug stores and mass merchandise retailers require these wholesalers to provide extensive in-store services including, for traditional trading terms accounts, receiving and verifying shipments, and for scan-based and traditional trading terms accounts, stocking new issues and removing out-of-date issues. However, this structure is not economically viable in the specialty retail market, which consists of bookstore chains, music stores and other specialty retailers. Thus, wholesalers servicing the specialty retail market typically do not provide these in-store services.

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

IN-STORE SERVICES

Front-End Management

The retail sale of single-copy magazines is largely an impulse purchase decision by the consumer, and the retail sale of other home entertainment content is becoming increasingly so. As a result, film studios, record labels, publishers and manufacturers of other impulse merchandise such as confections and general merchandise (i.e., razor blades, film, batteries, etc.) consider it important for their products to be on prominent display in those areas of a store where they will be seen by the largest number of shoppers in order to increase the likelihood that their products will be sold. Retailers typically display DVDs, CDs, magazines, confections and general merchandise in specific aisles, or the “mainline,” and the checkout area, or the “front-end.” Product visibility is highest in the front-end because every shopper making a purchase must pass through this area.

Due to the higher visibility and resulting perception of increased sales potential, vendors compete vigorously for favorable display space in the front-end. To secure the desired display space, vendors offer rebate and other incentive payments to retailers, such as:

•       initial fees to rearrange front-end display fixtures to ensure the desired placement of their products;

•       periodic placement fees based on the location and size of their products’ display; and

•       cash rebates based on the total sales volume of their products.

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

Information Services

Prompt delivery of information regarding sales activity, including timing of the redesign of front-end space, changes in display positions or the discontinuance of a vendor’s product, is important to vendors of front-end products. This information allows vendors to make important strategic decisions in advance of re-configurations and other changes implemented by retailers to the front-end. Conversely, timely delivery of information about price changes, special promotions, new product introductions and other plans is important to retailers because it enables them to enhance the revenue potential of the front-end. Historically, information available to vendors regarding retail activity at the front-end and information available to retailers about vendors has been fragmented and out-of-date. We believe that there is an increasing demand on the part of vendors of front-end products for more frequent and detailed information regarding front-end retail activity. Through our operating units we have access to a significant amount of information regarding retail front-end and mainline sales activity.

OUR BUSINESS

Our business consists of three operating segments, as discussed above. Due to the similar operating characteristics of the Magazine Fulfillment and CD and DVD Fulfillment, they are discussed in aggregate, as the Fulfillment business unit below.

FULFILLMENT

In the spring of 2001, we acquired a group of affiliated specialty magazine distributors to establish a platform from which to offer an expanding list of merchandise and services to retailers. From 2002 through 2004, we continued to expand our magazine product offerings by licensing and then purchasing international distribution rights to a series of domestic magazine titles. In February 2005, we further expanded our product offering beyond magazine fulfillment to include DVDs, CDs and other home entertainment content products through our merger with Alliance. In May 2005, we acquired Chas. Levy Circulating Co., one of the principal magazine wholesalers in the United States, for the purpose of strengthening our position in the mainstream retail market. In March 2006, we acquired Anderson Mid-Atlantic News, LLC and Anderson-SCN Services, LLC, major distributors of magazines in the mid-Atlantic and Southern California regions, respectively. For a more complete discussion of the Alliance merger, the acquisition of Chas. Levy Circulating Co., and the acquisitions of Anderson Mid-Atlantic News, LLC and Anderson-SCN Services, LLC, see “Recent Developments.”

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

Most customers utilizing our fulfillment services are brick and mortar retailers some of which seek support for their e-commerce initiatives in the DVD and CD markets. For these clients, which include barnesandnoble.com, amazon.com and bestbuy.com, we offer a comprehensive e-commerce platform, which includes direct customer product delivery, real-time inventory querying and commitment capabilities, credit card processing and settlement services, custom packaging, promotional inserts and customer care services. Other fulfillment services clients furnish magazines to us, rather than purchasing the product from us, which we then package into individual orders and ship directly to individual retail outlets.

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

We established our Advance Pay Program as an enhancement to our claim submission services. Typically, retailers are required to wait a significant period of time to receive payments on their claims for incentive rebates. We improve the retailer’s cash flow by advancing the claims for rebates and other incentive payments filed by us on their behalf, less our commission, within a contractually agreed upon period after the end of each quarter.

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

Front-End and Point-of-Purchase Display Fixtures

To enhance retailers’ marketing efficiency, we developed the capacity to design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers. Retailers perceive our experience in developing and implementing product display strategies supported by our information services as helpful in improving the revenue they generated from the sale of home entertainment content merchandise. In addition, we believe that our influence on the design and manufacture of display fixtures enhances our ability to incorporate features that facilitate the gathering of information. Our services in this regard frequently include designing front-end display fixtures, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We frequently assist our retailer clients in the development of specialized marketing and promotional programs, which include special mainline or front-end displays and cross-promotions of magazines and products of interest to the readers of these magazines. Raw materials used in manufacturing our fixtures include wire, wood, powder coating, paints and stains, metal tubing and paneling, wood veneer and laminates, all of which are readily available from multiple sources.

Custom Wood Manufacturing

We manufacture custom wood store fixtures and displays to customer specifications using wood veneers and laminates. Delivery of fixtures is highly concentrated in our second and third fiscal quarters as a result of the demands of retailers to be ready for the critical holiday selling season. To assure that their seasonal demands for the delivery are met, retailers typically provide commitments well in advance of anticipated product delivery. Accordingly, our inventory levels increase during seasonal periods when retailers are not opening or remodeling stores, typically November through April.

CUSTOMERS

Our customers in the specialty retail market consist of bookstore chains, music stores and other specialty retailers. Our customers in the mainstream retail market consist primarily of grocery stores, drug stores and mass merchandise retailers. Two customers account for a large percentage of our total revenues. Barnes & Noble, Inc. accounted for 19.6%, 27.5% and 28.7% in the fiscal years ended January 31, 2007, 2006 and 2005 respectively. Borders Group, Inc. accounted for 5.8%, 6.3% and 24.5% of total revenues in the fiscal years ended January 31, 2007, 2006 and 2005, respectively. Revenues provided by Barnes & Noble, Inc. and Borders Group for the fiscal year ended January 31, 2006 include revenues generated by Alliance from the date of acquisition.

MARKETING AND SALES

Our target market includes magazine publishers, film studios, record labels, magazine distributors and retailers. We specialize in providing nationwide home entertainment product distribution to retailers with a national or regional scope. We believe that our distribution centers differentiate us from our national competitors and are a key element in our marketing program. Our distribution centers focus on our just-in-time replenishment and our ability to deliver product, particularly magazines published on a weekly basis, overnight to virtually any location within the United States and Puerto Rico.

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

Our In-Store Services segment is also highly seasonal. Historically, the largest revenue producing fiscal quarter for this segment is the third. This is primarily due to the fact that most retailers for which we design, manufacture and deliver product want their goods in their retail stores prior to the holiday shopping season, which is our fourth quarter.

The moderate rate of inflation over the past three years has not had a significant effect on our revenues or profitability.

COMPETITION

Each of our business units faces significant competition. Our Fulfillment group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News LLC, Anderson Merchandisers, L.P., Hudson News Company, The News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major

record labels and film studios compete with us by establishing direct trading relationships with the larger retail chains.

Our In-Store Services group has a very limited number of direct competitors for its claims submission program, and it competes in a highly fragmented industry with other manufacturers for wood and wire display fixture business. In addition, some of this group’s information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors. In addition, some of this group’s information and management services may be performed directly by publishers and other vendors, retailers or distributors.

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

We employ various security measures and backup systems designed to protect against unauthorized use or failure of our information systems. Access to our information systems is controlled through firewalls and passwords, and we utilize additional security measures to safeguard sensitive information. Additionally, we have backup power sources for blackouts and other emergency situations. Although we have never experienced any material failures or downtime with respect to any management information systems operations, any systems failure or material downtime could prevent us from taking orders and/or shipping product.

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

EMPLOYEES

As of March 31, 2007, we had approximately 7,500 employees, of whom approximately 3,400 were full-time employees. Approximately 600 of our employees are covered by collective bargaining agreements that expire at various times through October 31, 2009. We believe our relations with our employees are good.

RECENT DEVELOPMENTS

Included below is a summary of event(s) occurring after the end of the most recently complete fiscal year, but prior to the filing of this Form 10-K:

PROPOSED DISPOSAL OF CUSTOM WOOD MANUFACTURING BUSINESS

On February 14, 2007, our Board of Directors approved a plan to dispose of our custom wood manufacturing division, in order to better focus on our distribution, claiming, information and wire manufacturing businesses. We are currently negotiating with a potential purchaser in which our former Chairman of the Board and Chief Executive Officer holds an interest, however no assurance can be made that a transaction will occur. This potential buyer has submitted to the Company a Letter of Intent which provides for a purchase price of $10.0 million in cash, subject to a working capital adjustment, and a note for $3.5 million maturing over 10 years.

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

A significant percentage of our sales are derived from a limited number of customers. In particular, for the year ended January 31, 2007, Barnes & Noble, Inc. accounted for approximately 19.6% of our total revenues.

We expect to continue to be dependent on a small number of customers for a substantial portion of our revenues. If any of these customers were to terminate their relationship with us, significantly reduce their purchases from us or experience problems in paying amounts due to us, it would result in a material reduction in our revenues and operating profits.

WE DEPEND ON ACCESS TO CREDIT.

We will have significant working capital requirements principally to finance inventory, accounts receivable and new acquisitions. We are currently a party to a revolving credit facility with a syndicate of lenders arranged by Wells Fargo Foothill, Inc. In addition, we are extended trade credit by our suppliers.

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

For the year ended January 31, 2007, our freight cost represented approximately 5.6% of our revenue. If freight costs were to increase and we were unable to pass that increase along to our customers due to competition within our industry, our financial results could materially suffer.

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

OUR STRATEGY WILL INCLUDE MAKING ADDITIONAL ACQUISITIONS THAT MAY PRESENT RISKS TO THE BUSINESS.

Making additional strategic acquisitions is part of our strategy. The ability to make acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions, including those that we have already made, may pose certain risks to us. These include the following:

•       we may be entering markets in which we have limited experience;

•       the acquisitions may be potential distractions to management and may divert company resources and managerial time;

•       it may be difficult or costly to integrate an acquired business’ financial, computer, payroll and other systems into our own;

•       we may have difficulty implementing additional controls and information systems appropriate for a growing company;

•       some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•       we may not achieve the expected benefits of the transactions including increased market opportunities, revenue synergies and cost savings from operating efficiencies;

•       difficulties in integrating the acquired businesses could disrupt client service and cause us to lose customers;

•       we may have unanticipated liabilities or contingencies from an acquired business;

•       we may assume indebtedness of the acquired company that may leave the Company highly leveraged;

•       we may be required to invest a significant amount into working capital of the acquired company;

•       we may have reduced earnings due to amortization expenses, goodwill impairment charges, increased interest costs and costs related to the acquisition and its integration;

•       we may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the stockholders;

•       acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

•       we may be unable to retain management and other key personnel of an acquired company; and

•       we may impair relationships with an acquired company’s, or our own, employees, suppliers or customers by changing management.

To the extent that the value of the assets acquired in any prior or future acquisitions, including goodwill or other identifiable intangible assets, becomes impaired, we would be required to incur impairment charges that would result in a material charge against our earnings. Such impairment charges could reduce our earnings and have a material adverse effect on the market value of our common stock. At the end of fiscal year 2007, the net book value of our goodwill and other identifiable intangibles was approximately $511.0 million. At the end of fiscal year 2007, certain customer lists, non-compete agreements and goodwill related to our In-Store Services segment were revalued and determined to be impaired. The impairment charges recorded in the fourth quarter of fiscal 2007 were approximately $32.7 million.

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

We use information concerning the retail sales of single copy magazines to:

•       compare the revenue potential of various front-end fixture designs to assist our customers in selecting designs intended to maximize sales in the front-end;

•       identify sales trends at individual store locations permitting us to provide just-in-time inventory replenishment and prevent stock outs; and

•       offer both retailers and publishers information services, such as ICN and Cover Analyzer, and customized sales reporting.

We gain access to this information principally through relationships with A.C. Nielsen & Company, Barnes & Noble, Inc, Walgreen Company and The Kroger Company. We do not currently have written agreements with all of these providers. We also obtain a significant amount of information in connection with our rebate claim submission services. Our access to information could be restricted as a result of the inability of any of our data partners to supply information to us or as a result of the discontinuation or substantial modification of the current incentive payment programs for magazines. If our access to information were reduced, the value of our information and design services could materially diminish and our publisher and retailer relationships could be negatively impacted.

OUR REVENUE FROM THE SALES OF DVDS AND CDS MAY SUFFER DUE TO A SHIFT IN CONSUMER DEMAND AWAY FROM THE PHYSICAL MEDIA AND TOWARD DIGITAL DOWNLOADING AND OTHER DELIVERY METHODS.

Current technology allows consumers to buy music digitally from many providers such as Apple Computer (through iTunes), Music Match, Rhapsody, Microsoft (through MSN) and others. The sale of digital music has grown significantly in the past year, and the recording industry saw sales revenue for CDs decline significantly from 2001 to 2006. As this method of selling music increases in popularity and gains consumer acceptance, it may adversely impact our sales and profitability. The recording industry also continues to face difficulties as a result of illegal online file-sharing and downloading. While industry associations and manufacturers have successfully launched legal action against downloaders and file sharers to stop this practice, there can be no assurance of the effect of these lawsuits. File sharing and downloading, both legitimate and illegal, could continue to exert pressure on the recording industry and the demand for CDs. Additionally, as other forms of media become available for digital download, our sales and profitability attributable to CDs and DVDs may be adversely affected.

Recent advances in the technologies to deliver movies to viewers may adversely affect public demand for DVDs offered by us. For example, some digital cable providers and internet companies offer movies “on demand” with interactive capabilities such as start, stop and rewind. Direct broadcast satellite and digital cable providers have been able to enhance their on-demand offerings as a result of their ability to transmit over numerous channels. Although not as advanced as the digital distribution of music, Apple Computer (through iTunes) and others have begun to offer video content digitally. Apart from on-demand technology, the recent development and enhancement of personal video recorder technology with “time-shifting” technology (such as that used by TiVo and certain cable companies) has given viewers greater interactive control over broadcasted movies and other program types. Also, companies such as Blockbuster Entertainment and NetFlix are now offering subscription services which provide consumers the ability to rent VHS cassettes and DVDs for indefinite periods of time without being subject to late fees. If these methods of watching filmed entertainment increase in popularity and gain consumer acceptance, they may adversely impact sales and profits.

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

Our In-Store Services group competes in a highly fragmented industry with other manufacturers for wood and wire display fixture business. In addition, some of this group’s information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors.

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

Approximately 4.4% of our total revenues from magazine distribution for the year ended January 31, 2007 were derived from the export of U.S. publications to overseas markets, primarily to the United Kingdom and Australia. In addition, approximately 4.4% of our gross domestic distribution of magazines for the year ended January 31, 2007, consisted of the domestic distribution of foreign publications imported for sale to U.S. markets.

The conduct of business internationally presents additional inherent risks including:

•       unexpected changes in regulatory requirements;

•       import and export restrictions;

•       tariffs and other trade barriers;

•       differing technology standards;

•       resistance from retailers to our business practices;

•       employment laws and practices in foreign countries;

•       political instability;

•       fluctuations in currency exchange rates;

•       imposition of currency exchange controls; and

•       potentially adverse tax consequences.

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

VIRTUALLY ALL OF OUR SALES ARE MADE ON A “SALE OR RETURN” BASIS AND HIGHER THAN EXPECTED RETURNS COULD CAUSE US TO OVERSTATE REVENUE FOR THE PERIOD AFFECTED.

As is customary in the home entertainment content product industry, virtually all of our sales will be made on a “sale or return” basis. During the year ended January 31, 2007, approximately 60 out of every 100 magazine copies distributed domestically by Source Interlink and approximately 22 and 20 out of every 100 DVDs and CDs, respectively, distributed domestically by Alliance were returned unsold by their customers for credit; however, the sell-through rate can vary from period to period. Revenues from the sale of merchandise that we distribute are recognized at the time of delivery, less a reserve for estimated returns. The amount of the return reserve is estimated based on historical sell-through rates. If sell-through rates in any period are significantly less than historical averages, this return reserve could be inadequate. If the return reserve proved inadequate, it would indicate that actual revenue in prior periods was less than accrued revenue for such periods. This would require an increase in the amount of the return reserve for subsequent periods which may result in a reduction in operating income for such periods.

SALES OF DVDS AND CDS ARE HIGHLY SEASONAL AND OUR FINANCIAL RESULTS COULD BE NEGATIVELY IMPACTED IF THE FOURTH QUARTER SALES OF DVDS AND CDS ARE WEAK.

Our CD and DVD Fulfillment segment generated 30.8% of its total net sales in the fourth quarter of fiscal 2007 coinciding with the holiday shopping season. Factors that could adversely affect sales and profitability in the fourth quarter include:

•       unavailability of, and low customer demand for, particular products;

•       unfavorable economic and geopolitical conditions;

•       inability to hire adequate temporary personnel;

•       weather conditions;

•       inability to anticipate consumer trends;

•       weak new release schedules; and

•       inability to maintain adequate inventory levels.

WE DEPEND ON THE EFFORTS OF CERTAIN KEY PERSONNEL, THE LOSS OF WHOSE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We depend upon the services of our interim co-chief executive officers and their relationships with customers and other third parties. The loss of these services or relationships could adversely affect our business and the implementation of our growth strategy. This in turn could materially harm our financial condition and future results. Although we have employment agreements with each of our interim co-chief executive officers, the services of these individuals may not continue to be available to the combined company.

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

To manage future growth, our management must continue to improve operational and financial systems and expand, train, retain and manage its employee base. We will likely be required to manage an increasing number of relationships with various customers and other parties. Our management may not be able to manage the company’s growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion could be halted and we could lose opportunities to gain significant market share. Any inability to manage growth effectively may harm our business.

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

In addition, one of the requirements of the continued growth over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches of our networks or those of our customers or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our customers’ proprietary information in its databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches.

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

RISKS RELATED TO YOUR OWNERSHIP OF OUR STOCK

WE HAVE A SIGNIFICANT STOCKHOLDER WHOSE INTERESTS MAY CONFLICT WITH YOURS.

Our largest stockholder, AEC Associates, L.L.C. beneficially owned approximately 34% of our outstanding voting power as of April 9, 2007. For as long as AEC Associates (together with its members and affiliates acting as a group) owns an aggregate of at least 10% of our outstanding common stock, AEC Associates will have certain additional director designation rights as further described in the risk factor entitled “We have limitations on changes of control that could reduce your ability to sell our shares at a premium.” For example, for actions that require a supermajority of the board, such as a change of control, AEC Associates designated directors may effectively have enough votes to prevent any such action from being taken by us. As a result, AEC Associates will have the ability through its ownership of our common stock and its representation on the board to exercise significant influence over our major decisions and over all matters requiring stockholder approval. AEC Associates may have interests that differ from those of our stockholders.

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

WE HAVE LIMITATIONS ON CHANGES OF CONTROL THAT COULD REDUCE YOUR ABILITY TO SELL OUR SHARES AT A PREMIUM.

Our certificate of incorporation and bylaws currently contain provisions that could reduce the likelihood of a change of control or acquisition of our company, which could limit your ability to sell our shares at a premium or otherwise affect the price of our common stock. These provisions include the following:

•       permit our board to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of that preferred stock;

•       permit our board to issue up to 100,000,000 shares of common stock;

•       require that a change of control of the company be approved by a supermajority of at least 75% of the members of the board;

•       provide for a classified board of directors;

•       permit the board to increase its own size and fill the resulting vacancies;

•       limit the persons who may call special meetings of stockholders; and

•       establish advance notice requirements for nominations for election to the board or for proposing matters that can be acted on by stockholders at stockholders meetings.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

Our common stock is currently traded on the Nasdaq National Market. Our average daily trading volume for the three month period ending April 13, 2007 was approximately 279,000 shares. In the future, we may experience more limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from a high of $12.52 to a low of $7.16 for the 52-week period ending January 31, 2007. The closing sale price of our common stock, as reported by the Nasdaq National Market on April 13, 2007 was $6.90. Broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, announcements of new services, additions or departures of key personnel, quarterly fluctuations in our financial results, changes in analysts’ estimates of our financial performance, general conditions in our industry and conditions in the financial markets and a variety of other risk factors, including the ones described elsewhere in this Annual Report on Form 10-K. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Our principal executive offices are located at 27500 Riverview Center Boulevard, Bonita Springs, Florida. As of April 3, 2007, we owned or leased approximately 1.1 million square feet of manufacturing facilities, 1.1 million square feet of distribution centers, 0.5 million in warehouses, and 0.1 million square feet of office space. The following table presents information concerning our principal properties:

Location	Description	Segment	Size (square feet)	Owned/ Leased
Bonita Springs, FL	Office	Worldwide headquarters	95,000	Leased
Coral Springs, FL	Distribution center/ Office	CD and DVD fulfillment	244,000	Owned
Shepherdsville, KY	Distribution center	CD and DVD fulfillment	168,000	Leased
Ontario, CA	Distribution center	Magazine fulfillment	160,000	Leased
Chicago, IL	Distribution center	Magazine fulfillment	66,000	Leased
Brainerd, MN	Distribution center	Magazine fulfillment	29,000	Leased
Lancaster, PA	Distribution center	Magazine fulfillment	106,000	Leased
Dallas, TX	Distribution center	Magazine fulfillment	48,000	Leased
Harrisburg, PA	Distribution center	Magazine fulfillment	142,000	Leased
Rockford, IL	Manufacturing/ Distribution center	In-store services	300,000/ 9,000	Owned
Brooklyn, NY	Manufacturing	In-store services	92,000	Leased
Vancouver, B.C.	Manufacturing	In-store services	51,000	Leased
Quincy, IL	Manufacturing/ Warehouse	In-store services	260,000/ 160,000	Owned
Albemarle, NC	Manufacturing	In-store services	194,000	Leased

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Year ended January 31, 2006
First quarter	$12.51	$10.36
Second quarter	$13.20	$9.20
Third quarter	$12.70	$9.36
Fourth quarter	$11.65	$9.66
Year ended January 31, 2007
First quarter	$12.00	$9.87
Second quarter	$12.89	$10.55
Third quarter	$11.92	$8.99
Fourth quarter	$9.62	$7.10

HOLDERS

As of April 5, 2007, there were approximately 130 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents information about securities authorized for issuance under equity compensation plans as of January 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(a)
Equity compensation plans approved by security holders	3,681,305	$7.48	361,397

(a)           Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.                SELECTED FINANCIAL DATA.

The following selected consolidated financial data are only a summary and should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2005, 2006 and 2007 and the balance sheet data as of January 31, 2006 and 2007, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our financial statements audited by BDO Seidman, LLP, an independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended January 31, 2003 and 2004 and the balance sheet data as of January 31, 2003, 2004 and 2005, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. On February 28, 2005, we consummated our merger with Alliance Entertainment Corp. The results of operations of Alliance are included in the selected financial data presented below for the period beginning March 1, 2005 only. On May 10, 2005, we consummated our acquisition of Chas. Levy Circulating Co, LLC. The results of operations of Levy are included in the selected financial data presented below for the period beginning May 10, 2005 only. Also on March 30, 2006, we consummated our acquisitions of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC. The results of operations for Mid-Atlantic and SCN are included in the selected financial data presented below for the period beginning April 1, 2006 only. For a description of the merger of Source Interlink and Alliance and the acquisitions of Levy, Mid-Atlantic and SCN, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical operating results are not necessarily indicative of the results that may be expected for any future period.

	Year ended January 31,
	2007	2006	2005	2004(a)	2003(a)
	(in thousands, except per share data)
Income statement data:
Revenues	$1,854,845	$1,527,451	$356,644	$315,791	$269,191
Gross profit	$386,057	$307,454	$97,793	$86,043	$71,760
Operating income	$(17,180)	$35,249	$18,024	$17,394	$11,403
Income from continuing operations	$(29,850)	$14,325	$13,062	$10,163	$7,759
Net income	$(24,656)	$12,879	$12,082	$10,048	$7,338
Income from continuing operations per share:
Basic	$(0.48)	$0.29	$0.57	$0.55	$0.42
Diluted	$(0.48)	$0.28	$0.53	$0.52	$0.42

(a)           2003 and 2004 are restated for the discontinued operations as discussed in Note 8.

	As of January 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance sheet data:
Cash	$—	$23,239	$1,387	$4,963	$5,570
Working capital	$29,523	$54,783	$41,186	$19,418	$(3,519)
Total assets	$1,010,031	$884,472	$197,753	$164,101	$157,239
Current maturities of debt	$7,850	$6,508	$5,630	$4,059	$29,215
Debt, less current maturities	$146,534	$80,727	$34,139	$31,541	$17,026
Total liabilities	$570,584	$424,879	$70,070	$97,027	$106,320
Total stockholders’ equity	$439,447	$459,593	$127,683	$67,074	$50,919

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Throughout this section we discuss and refer to the following reportable segments:

•       Magazine Fulfillment—Our Magazine Fulfillment group provides domestic and foreign titled magazines to specialty retailers, such as bookstores and music stores, and to mainstream retailers, such as supermarkets, discount stores, drug stores, convenience stores and newsstands. This group also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide. We provide fulfillment services to more than 40,000 retail stores, 11,000 of which also benefit from our selection and logistical procurement services.

•       CD and DVD Fulfillment—Our CD and DVD Fulfillment group sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

•       In-Store Services—The in-store services segment designs, manufactures, ships, installs, removes and invoices participants in front-end wire fixture and custom wood display programs, provides claim filing services for rebates owed retailers from publishers and their agents and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

•       Shared Services—Our Shared Services group consists of overhead functions not allocated to the other groups. These functions include corporate finance, human resource, management information systems and executive management that are not allocated to the three operating groups. Upon completion of the consolidation of our administrative operations, we restructured our accounts to separately identify corporate expenses that are not attributable to any of our three main operating groups. Prior to fiscal year 2004, these expenses were included within our In-Store Services group.

This segment structure represents a change in organizational structure from that reported in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended January 31, 2005. The segment organization presented herein corresponds to the financial and other reporting received by our chief operating decision maker. For additional financial and geographic information regarding our segments and a discussion of the change in organizational structure, see Note 17 “Segment Information” to our Consolidated Financial Statements.

OVERVIEW

The following events have occurred that have a material impact on the comparison of our results of operations for the year ended January 31, 2007 and the prior year:

We have performed four acquisitions during the last two fiscal years. The results of operations from the following acquired business are included in current year results of operations for a different number of months than they were included in the prior year:

•       Alliance Entertainment Corp.—Results from Alliance were included in fiscal 2007 earnings for 12 months compared to 11 months in fiscal 2006;

•       Chas. Levy Circulating Co, LLC—Results from Levy were included in fiscal 2007 earnings for 12 months compared to approximately nine months in fiscal 2006;

•       Anderson Mid-Atlantic News, LLC—Results from Mid-Atlantic were included in fiscal 2007 earnings for 10 months while no results from Mid-Atlantic were included in fiscal 2006; and

•       Anderson SCN Services, LLC—Results from SCN were included in fiscal 2007 earnings for 10 months while no results from SCN were included in fiscal 2006.

For more information on the above acquisitions, see Note 2—Business Combinations and Asset Acquisitions to our Consolidated Financial Statements.

Effective November 10, 2006, S. Leslie Flegel, the Company’s then Chairman of the Board of Directors and Chief Executive Officer, resigned from the Company and its Board of Directors pursuant to a Separation, Consulting and General Release Agreement dated November 12, 2006 (the “Separation Agreement”). The Company’s Board of Directors has since named Michael R. Duckworth, a director of the Company, Chairman of the Board of Directors. The Company’s then President and Chief Operating Officer, James R. Gillis, and the Company’s then Executive Vice President and President and Chief Operating Officer of the Company’s Alliance Entertainment Corporation subsidiary, Alan Tuchman, have since been named interim co-Chief Executive Officers. The Company recorded a charge to earnings of $9.6 million in the fiscal year ended January 31, 2007 related to Mr. Flegel’s separation from the Company.

In the fourth quarter of fiscal 2007, we amended our distribution agreement with a major customer of our magazine distribution segment such that revenue is no longer recognized upon the delivery of product less an allowance for returns but rather revenue is recognized when the sale occurs at retail. This transition to a scan-based trading relationship resulted in a one-time conversion charge, which had a negative impact on profitability of $16.2 million. The majority of this charge is the non-cash deferral of profits as a result of this change. Until the time of sale, the inventory is being carried on the Company’s books at the product cost. We are optimistic that scan-based trading will ultimately reduce costs, result in a reduction in working capital, maximize retail productivity and throughput, and continue to enhance retailer relationships.

As a result of indications of potential impairment, we performed SFAS No. 142 and SFAS No. 144 impairment analyses, we determined that the customer list, non-compete agreement and goodwill of our In-Store Services reporting unit was impaired and consequently recorded a charge of  approximately $1.7 million, $0.5 million and $30.6 million, respectively. These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including increased life cycle for certain products, as well as decreasing operating profit margins. The combination of these factors had an adverse impact on the anticipated future cash flows of this reporting unit used in the impairment analysis performed during the fourth quarter of fiscal year 2007. The net carrying amount of the customer list was $1.25 million and goodwill $24.7 million at the end of the fourth quarter of fiscal year 2007, after the impairment charge was recorded.

DISCONTINUED OPERATION

In November 2004, we sold and disposed of our secondary wholesale distribution operation for $1.4 million, in order to focus more fully on our domestic and export distribution. All rights owned under the secondary wholesale distribution contracts were assigned, delivered, conveyed and transferred to the buyer, an unrelated third party. All assets and liabilities relating to our secondary wholesale distribution operation were not assumed by the buyer. We recognized a gain on sale of this business of $1.4 million ($0.8 net of tax) in the fourth quarter of fiscal year 2005.

The following amounts related to our Magazine Fulfillment segment’s discontinued operation (secondary wholesale distribution business) have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of income:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Revenue	$—	$—	$13,380
Loss before income taxes	$—	$(2,410)	$(3,033)
Income tax benefit	—	964	1,213
Loss from discontinued operations, net of tax	—	(1,446)	(1,820)
Pre-tax gain on sale of discontinued business	—	—	1,400
Income tax expense	—	—	(560)
Gain on sale of business, net of tax	—	—	840
Discontinued operation, net of tax	$—	$(1,446)	$(980)

EXPLANATION OF FINANCIAL STATEMENT LINE ITEMS

REVENUES

The Magazine Fulfillment group derives revenues from:

•       selling and distributing magazines, including domestic and foreign titles, to specialty and mainstream retailers throughout the United States and Canada;

•       exporting domestic titles internationally to foreign wholesalers or through domestic brokers;

•       providing return processing services for major specialty retail book chains; and

•       serving as an outsourced fulfillment agent and backroom operator for publishers.

The CD and DVD Fulfillment group derives revenues from:

•       selling and distributing pre-recorded music, movies, video games and related products primarily to specialty and mainstream retailers throughout the United States;

•       serving as an outsourced fulfillment agent and backroom operator for movie studios and record labels.

The In-Store Services group derives revenues from:

•       designing, manufacturing and invoicing participants in front-end merchandising programs;

•       providing claim filing services related to rebates owed to retailers from publishers or their designated agents;

•       storing, shipping, installing, and removing front-end fixtures;

•       designing, manufacturing and installing custom wood fixtures primarily for retailers; and

•       providing information and management services relating to magazine sales to retailers and publishers throughout the United States and Canada.

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

The cost of revenues for the In-Store Services group includes:

•       raw materials consumed in the production of display fixtures, primarily steel, wood and plastic components;

•       production labor; and

•       manufacturing overhead.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the operating groups include:

•       non-production labor;

•       rent and office overhead;

•       insurance;

•       professional fees; and

•       management information systems.

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

INTEGRATION AND RELOCATION EXPENSE

During fiscal 2007, the Company incurred $3.7 million of expenses related to the planned consolidation of the backroom operations and marketing functions of the domestic mainstream distribution group from Lisle, IL to Bonita Springs, FL and the planned consolidation of one of its existing southern California distribution centers into a facility acquired in connection with the acquisition of SCN.

During fiscal 2005, the Company incurred $2.5 million of expenses related to distribution center relocations and a plant conversion. The Company began expansion into the mainstream retail market which resulted in distribution fulfillment centers in Milan, OH, San Diego, CA and Kent, WA being moved to Harrisburg, PA and Carson City, NV.

RESULTS OF OPERATIONS

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 1, 2007 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2006

CD AND DVD FULFILLMENT GROUP

The following table presents comparative operating results for our CD and DVD Fulfillment group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Revenues	$971,523	$889,380	$82,143	9.2%
Cost of revenues	797,348	733,173	64,175	8.8%
Gross profit	174,175	156,207	17,968	11.5%
Selling, general and administrative expense	84,224	79,564	4,660	5.9%
Fulfillment freight	35,935	30,993	4,942	15.9%
Depreciation and amortization	14,650	11,147	3,503	31.4%
Disposal of land, buildings and equipment, net	287	—	287	NM
Operating income	$39,079	$34,503	$4,576	13.3%
Key operating measures:
Gross profit margin	17.9%	17.6%	0.3%
Operating margin	4.0%	3.9%	0.1%
Fulfillment freight percent of revenues	3.7%	3.5%	0.2%

NM—the result of the calculation is not meaningful

As discussed above, we acquired Alliance Entertainment Corp. on February 28, 2005. As such, results of operations for the year ended January 31, 2006 include only 11 months of activity, compared to 12 months in the year ended January 31, 2007. Increases in individual income statement line items for the CD and DVD fulfillment group result primarily from the timing of the acquisition during the year ended January 31, 2006.

Gross profit margin increased over the prior year primarily due to increased volume rebates and other vendor incentives.

Fulfillment freight increased as a percentage of revenues primarily due to increased fuel surcharges and a larger percentage of sales requiring overnight air shipments.

Operating margin increased primarily due to decreased bad-debt expense. During the fourth quarter of fiscal 2007, we reached a final favorable settlement of certain disputes with large customers that were reserved prior to the acquisition of Alliance. As a result of this final settlement, we reversed $3.3 million of bad-debt reserves and accrued expenses.

MAGAZINE FULFILLMENT GROUP

The following table presents comparative operating results for our Magazine Fulfillment group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Revenues	$809,753	$566,438	$243,315	43.0%
Cost of revenues	621,786	437,869	183,917	42.0%
Gross profit	187,967	128,569	59,398	46.2%
Selling, general and administrative expense	109,124	68,488	40,636	59.3%
Fulfillment freight	67,923	41,813	26,110	62.4%
Depreciation and amortization	7,997	4,446	3,551	79.9%
Integration and relocation expense	3,580	—	3,580	NM
Disposal of land, buildings and equipment, net	(154)	—	(154)	NM
Operating income	$(503)	$13,822	$(14,325)	(103.6)%
Key operating measures:
Revenues from:
Domestic specialty distribution	$171,290	$215,137	$(43,847)	(20.4)%
Domestic mainstream distribution	$603,021	$319,633	$283,388	88.7%
Export distribution	$35,442	$31,668	$3,774	11.9%
Gross profit margin	23.2%	22.7%	0.5%
Fulfillment freight percent of revenues	8.4%	7.4%	1.0%
Operating margin	(0.1)%	2.4%	(2.5)%

NM—the result of the calculation is not meaningful

Revenues from domestic specialty distribution decreased primarily due to the change in revenue recognition discussed above.

As discussed above, we acquired Levy in May 2005 and SCN and Mid-Atlantic in March 2006. Therefore, fiscal 2006 results include only nine months of results from Levy and no results from SCN and Mid-Atlantic and fiscal 2007 results include 12 months of results from Levy and ten months of results from SCN and Mid-Atlantic. Increases in individual income statement line items for the Magazine fulfillment group as well as revenues from domestic mainstream distribution result primarily from the timing of the acquisitions during fiscal 2007 and fiscal 2006.

Gross profit margin increased partly due to the benefit of certain industry-wide pricing programs designed to compensate distributors for distributing lower-priced titles.

Fulfillment freight increased as a percentage of revenues and operating margin decreased primarily due to the change in revenue recognition discussed above, as all expenses associated with distributing magazines for this account have been recorded as incurred while recognition of revenues has been deferred until the magazines scan. Fulfillment freight as a percentage of revenues was also impacted by higher fuel surcharges. In addition, operating margin felt the impact of the integration and relocation expenses discussed above.

IN-STORE SERVICES GROUP

The following table presents comparative operating results for our In-Store Services group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Revenues	$73,569	$71,633	$1,936	2.7%
Cost of revenues	49,654	48,955	699	1.4%
Gross profit	23,915	22,678	1,237	5.5%
Selling, general and administrative expense	8,824	8,515	309	3.6%
Fulfillment freight	—	—	—	NM
Depreciation and amortization	566	601	(35)	(5.8)%
Impairment of goodwill and intangible assets	32,742	—	32,742	NM
Integration and relocation expense	—	—	—	NM
Disposal of land, buildings and equipment, net	(86)	—	(86)	NM
Merger and acquisition charges	—	344	(344)	(100.0)%
Operating income	$(18,131)	$13,218	$(31,349)	(237.2)%
Key operating measures:
Revenue from:
Claim filing and information	$14,707	$16,170	$(1,463)	(9.0)%
Wire manufacturing	$32,670	$26,836	$5,834	21.7%
Wood manufacturing	$26,192	$28,627	$(2,435)	(8.5)%
Gross profit margin	32.5%	31.7%	0.8%
Operating margin	(24.6)%	18.5%	(43.1)%

NM—the result of the calculation is not meaningful

Revenues from claim filing are recognized at the time the claim is paid. Claim filing revenues decreased primarily due to the timing of the cash payments received on claims. Information services revenue increased $0.1 million over the prior year to $2.0 million.

Revenues from wire manufacturing increased primarily due to an increased number of front-end fixture purchases as certain retailers replaced their aging fixtures.

Revenues from wood manufacturing decreased primarily due fewer store openings and remodelings performed by our significant customers.

Gross profit margin increased primarily due to the increase in wire manufacturing revenues discussed above.

Operating margin decreased primarily due to the impairment of goodwill and intangible assets discussed above, partially offset by increased operating margins related to increased wire manufacturing revenues discussed above.

SHARED SERVICES GROUP

The following table presents comparative operating results for our Shared Services group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Selling, general and administrative expense	34,483	21,300	13,183	61.9%
Depreciation and amortization	2,155	2,019	136	6.7%
Integration and relocation expense	84	—	84	NM
Disposal of land, buildings and equipment, net	903	—	903	NM
Merger and acquisition charges	—	2,975	(2,975)	(100.0)%
Operating income	$(37,625)	$(26,294)	$(11,331)	43.1%
Key operating measure:
Operating expenses percent of consolidated revenues	2.0%	1.7%	0.3%

NM—the result of the calculation is not meaningful

Selling, general and administrative expenses increased primarily due to a charge of $9.6 million related to the resignation of our CEO described above, $1.1 million in expenses associated with the Company’s exploration of strategic alternatives and $0.4 million in expenses associated with the Company’s adoption of FAS 123(R) and to support the growth of the business due to recent acquisitions described above.

Disposal of land, buildings and equipment includes a $0.5 million loss associated with the sale of a former manufacturing facility and a $0.4 million loss associated with the termination of the Company’s aircraft lease.

INTEREST EXPENSE, NET

Interest expense, net increased $5.9 million from $6.6 million to $12.5 million primarily due to increased borrowings on our revolving credit facility due to the acquisitions of SCN and Mid-Atlantic described above. Also contributing to the increase are higher weighted average borrowing rates versus the prior year.

OTHER INCOME

Other income is comprised of items that are outside the normal course of business. Therefore, comparison between periods is not meaningful.

INCOME TAXES

Income tax expense decreased $20.1 million from $14.6 million to $(5.2) million primarily due to a decrease in taxable income. Our effective benefit rate was 17.4% in the year ended January 31, 2007 compared to an effective tax rate of 50.4% for the year ended January 31, 2006. The change in effective rate is due primarily to the non-deductible nature of a large portion of the goodwill and intangible assets impairment charge taken in fiscal 2007 and to the effects of certain customary permanent differences on our decreased income before income taxes. The revision of the treatment of certain timing differences also impacted our effective tax rate.

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 31, 2006 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2005

CD AND DVD FULFILLMENT GROUP

The following table presents comparative operating results for our CD and DVD Fulfillment group for the fiscal years ended January 31, 2006 and 2005:

	Year ended January 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(in thousands)
Revenues	$889,380	$—	$889,380	NM
Cost of revenues	733,173	—	733,173	NM
Gross profit	156,207	—	156,207	NM
Selling, general and administrative expense	79,564	—	79,564	NM
Fulfillment freight	30,993	—	30,993	NM
Depreciation and amortization	11,147	—	11,147	NM
Operating income	$34,503	$—	$34,503	NM
Key operating measures:
Gross profit margin	17.6%
Operating margin	3.9%
Fulfillment freight percent of revenues	3.5%

NM—the result of the calculation is not meaningful

We acquired Alliance on February 28, 2005. As such, no results of operations were recorded from our CD and DVD Fulfillment group during fiscal 2005. Therefore, all increases in individual income statement line items are attributable to the acquisition.

MAGAZINE FULFILLMENT GROUP

The following table presents comparative operating results for our Magazine Fulfillment group for the fiscal years ended January 31, 2006 and 2005:

	Year ended January 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(in thousands)
Revenues	$566,438	$280,171	$286,267	102.2%
Cost of revenues	437,869	210,639	227,230	107.9%
Gross profit	128,569	69,532	59,037	84.9%
Selling, general and administrative expense	68,488	28,481	40,007	140.5%
Fulfillment freight	41,813	21,067	20,746	98.5%
Depreciation and amortization	4,446	1,392	3,054	219.4%
Integration and relocation expense	—	2,090	(2,090)	(100.0)%
Operating income	$13,822	$16,502	$(2,680)	(16.2)%
Key operating measures:
Revenues from:
Domestic specialty distribution	$215,137	$223,291	$(8,154)	(3.7)%
Domestic mainstream distribution	$319,633	$18,403	$301,230	1636.9%
Export distribution	$31,668	$38,477	$(6,809)	(17.7)%
Gross profit margin	22.7%	24.8%	(2.1)%
Fulfillment freight percent of revenues	7.4%	7.5%	(0.1)%
Operating margin	2.4%	5.9%	(3.5)%

NM—the result of the calculation is not meaningful

Revenues from domestic specialty distribution decreased primarily due to an overall decrease in efficiencies in our two major bookstore chains.

Revenues from domestic mainstream distribution increased primarily due to significantly increasing our presence in the mainstream market in May 2005, with the acquisition of Chas. Levy Circulating Company, a leading magazine wholesaler based in Chicago, IL with distribution centers in Chicago, Lancaster, PA, Brainerd, MN, and City of Industry, CA.

Revenues from export distribution decreased primarily due to lower overall efficiencies.

Gross profit margins decreased primarily due to the change in sales mix due to the increase in revenues in the mainstream distribution channel. The mainstream distribution channel generally has lower gross margins than the specialty distribution channel due to certain publisher rebates that are available to the specialty distribution channel that are not available in the domestic mainstream distribution channel.

Selling, general and administrative costs increased primarily due to the expansion of the group’s mainstream distribution infrastructure. Expenses as a percentage of revenues increased from 10.2% to 12.1%. The increase relates primarily to a high concentration of total sales being derived from mainstream accounts in fiscal 2006. As part of our mainstream distribution channel we provide in-store merchandising services to the majority of retailer accounts.

Fulfillment freight percent of revenues decreased primarily due to the expansion of our distribution into the mainstream distribution channel, which overall has lower freight costs as a percent of distribution than the specialty market due to concentration of retail accounts in a single marketing region and the utilization of our own fleet vs. servicing national accounts via third party delivery.

IN-STORE SERVICES GROUP

The following table presents comparative operating results for our In-Store Services group for the fiscal years ended January 31, 2006 and 2005:

	Year ended January 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(in thousands)
Revenues	$71,633	$76,473	$(4,840)	(6.3)%
Cost of revenues	48,955	48,212	743	1.5%
Gross profit	22,678	28,261	(5,583)	(19.8)%
Selling, general and administrative expense	8,515	9,154	(639)	(7.0)%
Depreciation and amortization	601	504	97	19.2%
Integration and relocation expense	—	360	(360)	(100.0)%
Merger and acquisition charges	344	—	344	NM
Operating income	$13,218	$18,243	$(5,025)	(27.5)%
Key operating measures:
Revenue from:
Claim filing and information	$16,170	$17,336	$(1,166)	(6.7)%
Wire manufacturing	$26,836	$36,766	$(9,930)	(27.0)%
Wood manufacturing	$28,627	$22,371	$6,256	28.0%
Gross profit margin	31.7%	37.0%	(5.3)%
Operating margin	18.5%	23.9%	(5.4)%

NM—the result of the calculation is not meaningful

Revenues from claim filing are recognized at the time the claim is paid. The decrease in revenues in the fiscal year ended January 31, 2006 relate to the timing of the cash payments received on the claims.

Information services revenue increased by approximately $1.0 million over the prior year relating to additional information product contracts being entered into in the current year.

Revenues from wire manufacturing declined due to the cyclical nature of the industry and use of fixtures beyond the historical life cycle. Major chains have historically purchased new front-end fixtures every three years; however, the use of the front end fixtures has been extending beyond this life cycle.

Revenues from wood manufacturing increased due to an increase in the number of store openings and remodelings performed by our significant customers.

Gross profit margin decreased primarily due to decreased revenues from the wire manufacturing business, coupled with an increase in lower profit margin projects completed within the wire manufacturing business versus the prior year.

Selling, general and administrative expenses decreased primarily due to a decrease in general operating expenses.

SHARED SERVICES GROUP

The following table presents comparative operating results for our Shared Services group for the fiscal years ended January 31, 2006 and 2005:

	Year ended January 31,		Increase (decrease)
	2006	2005	Amount	Percent
Selling, general and administrative expense	21,300	13,744	7,556	55.0%
Depreciation and amortization	2,019	1,855	164	8.8%
Disposal of land, buildings and equipment, net	—	1,122	(1,122)	(100.0)%
Merger and acquisition charges	2,975	—	2,975	NM
Operating income	$(26,294)	$(16,721)	$(9,573)	57.3%
Key operating measure:
Operating expenses percent of consolidated revenues	1.7%	4.7%	(3.0)%

NM—the result of the calculation is not meaningful

Selling, general and administrative expense increased primarily due to increases in corporate overhead and compensation as a result of the merger with Alliance and the acquisition of Levy.

INTEREST EXPENSE

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

INCOME TAX EXPENSE

The effective tax rates on income from continuing operations for the years ended January 31, 2006 and January 31, 2005 were 50.4% and 14.6%, respectively. The increase in effective tax rates and differences from statutory rates relate primarily to certain non-deductible charges, and gains associated with the Alliance merger and a reduction in a valuation allowance in the fiscal year ended January 31, 2005.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by fiscal year as of January 31, 2007 (in thousands).

	Payments due during the year ending January 31,
	2008	2009	2010	2011	2012 and thereafter	Total
Debt obligations	$7,850	$5,284	$2,781	$118,409	$20,060	$154,384
Interest payments(a)	11,712	11,355	11,114	6,168	4,250	44,599
Capital leases	1,056	824	262	—	—	2,142
Operating leases	10,974	11,929	9,620	8,253	17,512	58,288
Total contractual cash obligations	$31,540	$29,329	$23,609	$132,716	$41,769	$258,963

(a)           Interest is calculated using the prevailing weighted average rate on our outstanding debt at January 31, 2007, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

	Notional amounts expiring during the year ending January 31,
	2008	2009	2010	2011	2012 and thereafter	Total
	(in thousands)
Financial standby letters of credit	$7,125	$464	$—	$—	$—	$7,589

OPERATING CASH FLOW

The following table shows comparative operating cash flow components for the years ended January 31, 2007, 2006 and 2005:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Net income	$(24,656)	$12,879	$12,082
Depreciation and amortization	26,903	20,089	5,447
Provision for losses on accounts receivable	3,156	6,100	3,003
Deferred income taxes	(13,296)	7,395	(1,382)
Impairment of goodwill and intangible assets	32,742	—	—
Other	1,763	3,563	3,174
Working capital changes:
Decrease (increase) in accounts receivable	15,681	(33,295)	(10,256)
(Increase) decrease in inventories	(30,134)	(41,518)	610
(Increase) decrease in income tax receivable	(7,752)	95	(208)
(Increase) decrease in other current and non-current assets	(4,060)	2,059	914
(Decrease) increase in accounts payable and other liabilities	(21,091)	81,463	(24,845)
Cash (used in) provided by operating activities	$(20,744)	$58,830	$(11,461)

In addition to the non-cash add-backs to and (deductions from) net income required to reconcile net income from cash used in operating activities, working capital changes for the year ended January 31, 2007 are as follows:

The overall increase in inventory was primarily due to an increase in inventories within our Magazine Fulfillment group, due in part to the change in revenue recognition discussed above, partially offset by a decrease in inventory within our CD and DVD Fulfillment group of $1.6 million.

The decrease in accounts payable and other liabilities was primarily due to a decrease in accounts payable within our Magazine Fulfillment group of $20.1 million, primarily due to the timing of the acquisitions of SCN and Mid Atlantic. A decrease in accounts payable of $15.0 million within our CD and DVD Fulfillment group, related primarily to the timing of vendor payments and shifting product mix toward more DVDs, which have historically had less-favorable payment terms. These decreases are partially offset by an increase in within our Shared Services group of $11.0 million, due primarily to the accrual of charges associated with the resignation of our CEO in November 2006.

The increase in income tax receivable is primarily attributable to the accrual of income tax refunds receivable during the year ended January 31, 2007.

The overall decrease in accounts receivable is primarily attributable to a decrease in accounts payable within our Magazine fulfillment group of $16.5 million related to the revenue recognition change described above, offset by the timing of customer payments.

In addition to the non-cash add-backs to and (deductions from) net income required to reconcile net income from cash used in operating activities, working capital changes for the year ended January 31, 2006 are as follows:

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

In addition to the non-cash add-backs to and (deductions from) net income required to reconcile net income from cash used in operating activities, working capital changes for the year ended January 31, 2005 are as follows:

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

INVESTING CASH FLOW

The following table shows comparative investing cash flow components for the years ended January 31, 2007, 2006 and 2005:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Capital expenditures	$(13,379)	$(13,069)	$(7,146)
Net (purchase of) payments received on purchased claims	(7,061)	(7,916)	3,951
Acquisitions, net	(37,094)	(28,861)	(16,557)
Other	(1,344)	—	—
Cash used in investing activities	$(58,878)	$(49,846)	$(19,752)

Net cash used in investing activities for the fiscal year ended January 31, 2007 consisted primarily of cash paid to acquired SCN and Mid-Atlantic, capital expenditures of $13.4 million related primarily to our CD and DVD Fulfillment group’s ongoing effort to streamline its distribution process and our Shared Services group’s ongoing effort to improve information technology infrastructure. Net cash used by investing activities also included the net acquisition of claims by our In-Store Services group of $7.1 million.

Net cash used in investing activities for the fiscal year ended January 31, 2006 consisted primarily of cash paid to acquire Levy of $45.0 million, net of cash acquired and capital expenditures of $13.1 million. Capital expenditures related primarily to our CD and DVD Fulfillment group and its ongoing effort to streamline its distribution process. Net cash used by investing activities also included the net acquisition of claims by our In-Store Services group of $7.9 million. These cash consuming activities were partially offset by net cash acquired of $16.8 million upon completion of our merger with Alliance.

For the fiscal year ended January 31, 2005, cash used in investing activities included capital expenditures of $7.1 million, which in part related to our expansion of our distribution facilities in

Harrisburg, Pennsylvania and Carson City, Nevada. Our advance pay program generated net cash flow of $4.0 million in the fiscal year ended January 31, 2005. In addition, we collected $6.8 million from the prior operator of our export distribution business during 2005. The initial advances were made as part of the agreement to collect the prior operator’s receivables and pay outstanding payables so as to create a seamless transition for both the customers and suppliers. In addition, we incurred approximately $2.6 million in acquisition costs related to the acquisition of Alliance Entertainment Corp.

In August 2004, we acquired all customer-based intangibles (i.e., all market composition, market share and other value) respecting claiming and information services of PROMAG Retail Services, LLC (“Promag”) for approximately $13.2 million. Of the $13.2 million purchase price, $10.0 million was funded from a term loan discussed below and $0.75 million in a promissory note payable over a three year period to Promag. Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent throughout the United States and Canada.

In September 2004, we acquired substantially all of the assets and liabilities of Empire State News Corp. (“Empire”), a magazine wholesaler in northwest New York state, for approximately $5.0 million. The purchase price consisted of $3.4 million of cash paid and $1.6 million of deferred consideration in the form of two notes payable ($1.2 million) and deferred compensation, subject to finalization of working capital adjustments in accordance with the purchase agreement.

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

The following table shows comparative investing cash flow components for the years ended January 31, 2007, 2006 and 2005:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Increase (decrease) in checks issued against revolving credit facility	$1,465	$(13,529)	$(12,178)
Borrowings under credit facilities	71,458	25,712	7,554
Net payments on notes payable and capital leases	(18,951)	(3,279)	(13,977)
Proceeds from the issuance of common stock	2,222	5,040	46,399
Excess tax benefit from exercise of stock options	189	—	—
Deferred financing costs	—	(1,076)	(161)
Cash provided by financing activities	$56,383	$12,868	$27,637

Financing activities in the fiscal year ended January 31, 2007 consisted primarily of borrowings on our revolving credit facility of $71.5 million, borrowings under notes payable of $3.1 million and proceeds from issuance of common stock of $2.2 million, partially offset by payments on notes payable of $21.3 million. Payments on notes payable are composed primarily of payments on notes issued to the former owner of SCN and Mid-Atlantic.

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

DEBT

At January 31, 2007, our total debt obligations were $154.4 million, excluding outstanding letters of credit. Debt consists primarily of our amounts owed under a revolving credit facility, a mortgage loan with Wachovia Bank, the notes payable related to the acquisitions of the magazine import and export businesses and Levy, and equipment loans.

On February 28, 2005, in conjunction with our merger with Alliance, we entered into an amended and restated secured financing arrangement with Wells Fargo Foothill, Inc., as arranger and administrative agent (the “Working Capital Loan Agent”) for each of the lenders that may become a participant in such arrangement, and their successors and assigns (the “Working Capital Lenders”) pursuant to which the Working Capital Lenders will make revolving loans (“Working Capital Loans”) to us and our subsidiaries of up to $250 million (“Advances”) and provide for the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and Wells Fargo (the “Amended and Restated Loan Agreement”).

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

Outstanding Advances bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association’s San Francisco office, plus a margin of between 0% and 1.00% based upon a ratio of the Registrant’s EBITDA to interest expense (“Interest Coverage Ratio”). We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. To secure repayment of the Working Capital Loans and other obligations of ours to the Working Capital Lenders, we and our subsidiaries granted a security interest in all of our personal property assets to the Working Capital Loan Agent, for the benefit of the Working Capital Lenders. The Working Capital Loans mature on October 31, 2010.

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

        (iii)  a material breach or default under any of the Registrant’s material contracts, including contracts for indebtedness.

The balance on the credit facility at January 31, 2007 was $116.5 million. At January 31, 2007, the Company had availability of $92.7 million. We believe that availability under this credit facility will be sufficient to finance our operation during the coming year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of the board. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

For traditional accounts, we record a reduction in revenue for estimated CD, DVD, and magazine sales returns and a reduction in cost of sales for estimated purchase returns. Estimated sales returns are based on historical sales returns and daily point-of-sale data from significant customers. The purchase return estimate is calculated from the sales return reserve based on historical gross profit. If the historical data we use to calculate these estimates does not properly reflect future results, revenue and/or cost of sales may be misstated.

We do not record a reduction in revenue for estimated magazine sales returns or a reduction in cost of sales for estimated purchase returns for scan-based accounts. Scan-based accounts are accounts which we bill retailers only for magazines that are ultimately sold to their customers.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed in the first quarter of the fiscal year.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss).

In assessing goodwill and intangible assets for impairment, we make estimates of fair value which are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned strategies. The Company combines the discounted cash flow fair value with publicly traded company multiples and acquisition multiples of comparable businesses to determine fair value. Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value  to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets., based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill. This test performed in the fourth quarter of fiscal year 2007 indicated that goodwill and other intangible assets related to the In-Store Services reporting unit were impaired.

As a result of indications of potential impairment, we performed SFAS No. 142 and SFAS No. 144 impairment analyses, we determined that the customer list, non-compete agreement and goodwill of our In-Store Services reporting unit was impaired and consequently recorded a charge of  approximately $1.7 million, $0.5 million and $30.6 million, respectively. These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including increased life cycle for certain products, as well as decreasing operating profit margins. The combination of these factors had an adverse impact on the anticipated future cash flows of this reporting unit used in the impairment analysis performed during the fourth quarter of fiscal year 2007. The net carrying amount of the customer list was $1.25 million and goodwill $24.7 million at the end of the fourth quarter of fiscal year 2007, after the impairment charge was recorded.

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides entities with the option to mark certain financial assets and liabilities to market, recognizing unrealized gains and losses through earnings. FAS 159 is effective for the Company beginning February 1, 2008. The Company does not believe that adoption of FAS 159 will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides entities with additional guidance on which to base fair value measurements required in financial statements. FAS 157 is effective for the Company beginning February 1, 2008. The Company is still assessing the impact, if any, the adoption of FAS 157 will have on its results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides entities with additional guidance on measuring the amount of tax benefits to recognize in financial statements when the tax position from which those benefits are derived is uncertain. FIN 48 is effective for the Company beginning February 1, 2007. The Company has not yet completed its evaluation of the impact the adoption of FIN 48 will have on its results of operations, financial position or cash flows.

In September 2006, the SEC issued SAB No. 108. SAB 108 requires entities to use both a balance sheet and income statement approach when evaluating the materiality of misstatements and provides registrants with the opportunity to adopt SAB 108 by recording a cumulative effect adjustment to correct misstatements that were considered immaterial under one of the approaches but are considered material under the other. The Company adopted SAB 108 in the fourth quarter of fiscal 2007 by recording a cumulative effect adjustment discussed in Note 13.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets—and amendment of FASB Statement No. 140 (“FAS 140”). FAS 156 requires that servicing assets and liabilities be initially measured at fair value and subsequently amortized or re-measured at fair value. The Company does not believe that adoption of FAS 156 will have a material impact on its results of operations, financial position or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt primarily relates to credit facilities with Wells Fargo Foothill. See “Debt” in Item 7. Management’s Discussion and Analysis.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of approximately $116.5 million at January 31, 2007. Interest on the outstanding balance is charged based on a variable interest rate related to the prime rate (8.25% at January 31, 2007) plus a margin specified in the credit agreement based on an availability calculation (0.0% at January 31, 2007).

As a result of the above, our primary market risks relate to fluctuations in interest rates. A 1% increase in the prevailing weighted average interest rate on our debt at January 31, 2007, is estimated to cause an increase of $1.4 million in interest expense for the year ending January 31, 2008.

We do not perform any interest rate hedging activities related to the credit facility.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of foreign titles (or sales to domestic brokers who facilitate the export) totaled $35.4 million for the fiscal year ended January 31, 2007 or 1.9% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $104.5 million (of a total $2,363.4 million in gross magazine distribution or 4.4%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to minimize if we so choose the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

We do not conduct any significant hedging activities related to foreign currency.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are included herein as a separate section of this report which begins on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. BDO Seidman LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited management’s assessment, included in the accompanying Management’s Report, that Source Interlink Companies, Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Source Interlink Companies, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2007 and our report dated April 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
/s/ BDO Seidman, LLP
April 23, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as exhibits to this annual report are certifications of the chief executive officer and the chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

SCOPE OF THE EVALUATION

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by personnel in our finance department, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. We evaluated these matters using the definitions for these terms found in professional auditing literature. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.       OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

ITEM 11.         EXECUTIVE COMPENSATION.

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)  1.   FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets—January 31, 2007 and 2006

Consolidated statements of operations—years ended January 31, 2007, 2006 and 2005

Consolidated statements of stockholders’ equity—years ended January 31, 2007, 2006 and 2005

Consolidated statements of cash flows—years ended January 31, 2007, 2006 and 2005

Notes to consolidated financial statements

2.   FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Source Interlink Companies, Inc. and subsidiaries is included herein:

Schedule II—Valuation and qualifying accounts S-1

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

SOURCE INTERLINK COMPANIES, INC.
April 25, 2007	By:	/s/ MARC FIERMAN
Marc Fierman
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 25, 2007	/s/ MICHAEL R. DUCKWORTH
Michael R. Duckworth
Chairman of the Board of Directors
(principal executive officer)
April 25, 2007	/s/ JAMES R. GILLIS
James R. Gillis
Interim Co-Chief Executive Officer and Director
April 25, 2007	/s/ GRAY DAVIS
Gray Davis
Director

Ariel Z. Emanuel
Director
April 25, 2007	/s/ DAVID R. JESSICK
David R. Jessick
Director
April 25, 2007	/s/ ALLAN R. LYONS
Allan R. Lyons
Director
April 25, 2007	/s/ GREGORY MAYS
Gregory Mays
Director
April 25, 2007	/s/ GEORGE A. SCHNUG
George A. Schnug
Director
April 25, 2007	/s/ TERRENCE J. WALLOCK
Terrence J. Wallock
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

4.5

Stockholder’s Agreement dated February 28, 2005, between the Registrant and AEC Associates, LLC, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on March 4, 2005 (File No. 001-13437).

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

10.34

Lease Agreement between Regal Business Center, Inc and Publisher Distribution Services, Inc. dated as of September 1, 1998, as amended by First Modification and Ratification of Lease Agreement dated as of October      , 1998 and Second Modification and Ratification of Lease Agreement dated as of October      , 2001 (dates omitted in original), incorporated by reference to Annual Report on Form 10-K, as filed with the SEC on May 1, 2003 (File No. 001-13437).

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

10.48.2+	Second Amendment to Retail Magazine Supply Agreement made and entered into as of April 6, 2007 by and between Barnes & Noble, Inc. and International Periodical Distributors, Inc.
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

10.65	Lease Agreement dated May 10, 2005 between Chas. Levy Company LLC and Chas. Levy Circulating Co. LLC concerning real estate located at 1006 Wright Street, Brainerd, Minnesota
10.66	Lease Agreement dated March 15, 2000 between High Properties and the Chas. Levy Circulating Company, LLC relating to 1850 Colonial Village Lane, Lancaster, Pennsylvania
10.66.1	Amendment #1 to the Lease dated December 3, 2003
10.67	Industrial Real Estate Lease dated March 22, 1999 between MICO Archibald Partners, L.L.C. and Anderson News, LLC relating to 2590 East Lindsay Privado, Ontario, California.
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

SOURCE INTERLINK COMPANIES, INC.
INDEX OF FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Source Interlink Companies, Inc.
Bonita Springs, Florida

We have audited the accompanying consolidated balance sheets of Source Interlink Companies, Inc. as of January 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2007. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc. at January 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.

As described in Note 13 to the consolidated financial statements, effective February 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Source Interlink Companies, Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 23, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 23, 2007

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	January 31,
	2007	2006
ASSETS
Current assets
Cash	$—	$23,239
Trade receivables, net	102,658	129,782
Purchased claims receivable	16,983	9,922
Inventories	248,941	198,483
Income tax receivable	9,932	2,180
Deferred tax asset	29,531	16,403
Other	5,440	6,058
Total current assets	413,485	386,067
Property, plants and equipment	98,812	89,971
Less accumulated depreciation and amortization	(30,897)	(23,255)
Net property, plants and equipment	67,915	66,716
Other assets
Goodwill, net	395,902	302,293
Intangibles, net	118,971	118,988
Other	13,758	10,408
Total other assets	528,631	431,689
Total assets	$1,010,031	$884,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Checks issued against future advances on revolving credit facility	$1,465	$—
Accounts payable (net of allowance for returns of $164,069 and $167,423, respectively)	308,184	249,207
Accrued expenses	62,838	71,867
Deferred revenue	2,630	3,226
Current portion of obligations under capital leases	995	476
Current maturities of debt	7,850	6,508
Total current liabilities	383,962	331,284
Other liabilities
Deferred tax liability	32,500	4,526
Obligations under capital leases	1,069	1,118
Debt, less current maturities	146,534	80,727
Other	6,519	7,224
Total other liabilities	186,622	93,595
Total liabilities	570,584	424,879
STOCKHOLDERS’ EQUITY
Contributed capital
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	—	—
Common stock, $0.01 par (100,000 shares authorized; 52,064 and 51,704 shares issued)	521	517
Additional paid-in capital	474,796	467,543
Total contributed capital	475,317	468,060
Accumulated deficit	(37,766)	(10,817)
Accumulated other comprehensive income
Foreign currency translation	1,896	2,350
Total stockholders’ equity	439,447	459,593
Total liabilities and stockholders’ equity	$1,010,031	$884,472

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended January 31,
	2007	2006	2005
Revenues	$1,854,845	$1,527,451	$356,644
Cost of revenues (including depreciation and amortization of $928, $1,245 and $1,225, respectively)	1,468,788	1,219,997	258,851
Gross profit	386,057	307,454	97,793
Selling, general and administrative expense	236,655	177,867	51,379
Fulfillment freight	103,858	72,806	21,067
Depreciation and amortization	25,368	18,213	3,751
Impairment of Goodwill and Intangible Assets	32,742
Integration and relocation expense	3,664	—	2,450
Disposal of land, buildings and equipment, net	950	—	1,122
Merger and acquisition charges	—	3,319	—
Operating (loss) income	(17,180)	35,249	18,024
Other income (expense):
Interest expense (including amortization of deferred financing fees of $607, $631 and $471, respectively)	(12,729)	(6,794)	(1,575)
Interest income	193	220	175
Write off of deferred financing costs and original issue discount	—	—	(1,495)
Other	(134)	203	161
Total other expense	(12,670)	(6,371)	(2,734)
(Loss) income from continuing operations, before income taxes	(29,850)	28,878	15,290
Income tax (benefit) expense	(5,194)	14,553	2,228
(Loss) income from continuing operations	(24,656)	14,325	13,062
Loss from discontinued operations, net of tax	—	(1,446)	(980)
Net (loss) income	$(24,656)	$12,879	$12,082
Earnings (loss) per share—basic:
Continuing operations	$(0.48)	$0.29	$0.57
Discontinued operations	—	(0.03)	(0.04)
Total	$(0.48)	$0.26	$0.53
Earnings (loss) per share—diluted:
Continuing operations	$(0.48)	$0.28	$0.53
Discontinued operations	—	(0.03)	(0.04)
Total	$(0.48)	$0.25	$0.49
Weighted average common shares outstanding—basic	51,838	49,097	22,963
Weighted average common shares outstanding—diluted	51,838	50,894	24,833

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, January 31, 2004	18,991	$190	$102,297	$(35,778)	$932	100	$(567)	$67,074
Net income				12,082				12,082
Foreign currency translation					507			507
Comprehensive income								12,589
Exercise of stock options	1,058	10	5,915	—	—	—	—	5,925
Tax benefit from stock options exercised	—	—	1,621	—	—	—	—	1,621
Public offer proceeds (net of offering costs of $3,226)	3,800	38	40,436	—	—	—	—	40,474
Balance, January 31, 2005	23,849	238	150,269	(23,696)	1,439	100	(567)	127,683
Net income				12,879				12,879
Foreign currency translation					911			911
Comprehensive income								13,790
Exercise of stock options	1,013	11	5,029	—	—	—	—	5,040
Tax benefit from stock options exercised	—	—	1,866	—	—	—	—	1,866
Stock issued in Alliance acquisition	26,942	269	304,445	—	—	—	—	304,714
Exchange of stock options and warrants to acquire Alliance common stock	—	—	6,500	—	—	—	—	6,500
Retirement of treasury stock	(100)	(1)	(566)	—	—	(100)	567	—
Balance, January 31, 2006 as reported	51,704	517	467,543	(10,817)	2,350	—	—	459,593
APB No. 25 cumulative effect adjustment	—	—	2,996	(2,293)	—	—	—	703
Balance, February 1, 2006	51,704	517	470,539	(13,110)	2,350	—	—	460,296
Net loss				(24,656)				(24,656)
Foreign currency translation					(454)			(454)
Comprehensive loss								(25,110)
Stock compensation expense	—	—	1,850	—	—	—	—	1,850
Exercise of stock options and warrants	360	4	2,218					2,222
Excess tax benefit from stock options exercised	—	—	189	—	—	—	—	189
Balance, January 31, 2007	52,064	$521	$474,796	$(37,766)	$1,896	—	$—	$439,447

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended January 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(24,656)	$12,879	$12,082
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,903	20,089	5,447
Provision for losses on accounts receivable	3,156	6,100	3,003
Deferred income taxes	(13,296)	7,395	(1,382)
Deferred revenue	(1,050)	997	525
Impairment of Goodwill and Intangible Assets	32,742
Disposal of land, buildings and equipment, net	950	—	1,122
Write off of deferred financing costs and original issue discount	—	—	1,495
Stock compensation expense	1,850	—	—
Excess tax benefit from exercise of stock options	—	1,866	1,621
Other	13	700	(1,589)
Changes in assets and liabilities (excluding business combinations):
Decrease (increase) in accounts receivable	15,681	(33,295)	(10,256)
(Increase) decrease in inventories	(30,134)	(41,518)	610
(Increase) decrease in income tax receivable	(7,752)	95	(208)
(Increase) decrease in other current and non-current assets	(4,060)	2,059	914
(Decrease) increase in accounts payable and other liabilities	(21,091)	81,463	(24,845)
Cash (used in) provided by operating activities	(20,744)	58,830	(11,461)
INVESTING ACTIVITIES
Capital expenditures	(13,379)	(13,069)	(7,146)
Purchase of claims	(109,193)	(109,095)	(87,230)
Payments received on purchased claims	102,132	101,179	91,181
Net cash from Alliance Entertainment Corp. acquisition	—	16,882	(2,585)
Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired	(13,726)	—	—
Acquisition of Anderson SCN Services, LLC, net of cash acquired	(26,074)	—	—
Acquisition of Chas. Levy Circulating Company, LLC, net of cash acquired	—	(44,991)	—
Proceeds from sale of fixed assets	2,706	1,548	735
Collections under magazine export agreement	—	—	6,830
Payments under magazine import agreement	—	—	(1,500)
Acquisition of Empire State News Corp.	—	—	(3,352)
Acquisition of Worldwide agreements	—	—	(4,212)
Acquisition of Promag Retail Services, LLC	—	—	(12,473)
Acquisition of customer list	—	(2,300)	—
Other	(1,344)	—	—
Cash used in investing activities	(58,878)	(49,846)	(19,752)
FINANCING ACTIVITIES
Increase (decrease) in checks issued against revolving credit facility	1,465	(13,529)	(12,178)
Borrowings under credit facilities	71,458	25,712	7,554
Payments of notes payable	(21,383)	(23,357)	(23,977)
Borrowings under notes payable	3,063	20,605	10,000
Proceeds from the issuance of common stock	2,222	5,040	46,399
Payments under capital leases	(631)	(527)	—
Excess tax benefit from exercise of stock options	189	—	—
Deferred financing costs	—	(1,076)	(161)
Cash provided by financing activities	56,383	12,868	27,637
(Decrease) increase in cash	(23,239)	21,852	(3,576)
Cash, beginning of period	23,239	1,387	4,963
Cash, end of period	$—	$23,239	$1,387

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Source Interlink Companies, Inc. (the “Company”) and its subsidiaries distribute home entertainment products direct to specialty and mainstream retailers, design, manufacture, install and remove retail fixtures located at the check-out lane, manage retailers’ claims for rebates with magazine publishers, provide access to a comprehensive database of point-of-sale data to retailers and product managers, and manufacture and install high-end wood retail display fixtures principally in the United States.

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

REVENUE RECOGNITION

CD, DVD and Magazine Fulfillment

Revenues from the sale of CDs, DVDs and magazines the Company distributes are recognized at the time of delivery (shipment for CDs and DVDs) less allowances for estimated returns. Revenues from the sale of CDs, DVDs and magazines to wholesalers that are not shipped through our distribution centers are recognized at the later of notification from the shipping agent that the product has been delivered or the on-sale date of the CD, DVD or magazine. The Company records a reduction in revenue for estimated CD, DVD and magazine sales returns and a reduction in cost of sales for estimated CD, DVD and magazine purchase returns. Estimated returns are based on historical sell-through rates. A certain number of retailers use scan-based trading terms, in which retailers are not obligated to pay until the item sells at the retail store. In such arrangements, the Company recognizes revenue upon the sale of the merchandise by the retailer.

During January 2007, the Company re-negotiated terms with its largest specialty magazine distribution customer. As a result, the Company began billing this customer only for magazines that actually scan at their checkouts. In the past the Company had billed this customer for the gross amount of magazines actually shipped to their locations and allowed them to take credits for magazines returned. This change resulted in a change in the Company’s revenue recognition policy for this customer from recognizing gross sales upon shipment with a reserve for returns to recognizing revenues only when magazines scan through their checkouts. As a result, the Company reversed revenues and accounts receivable for all magazines that it had shipped into their stores but that had not yet scanned through their checkouts, reduced cost of revenues for those magazines and recorded those magazines as inventory

Fulfillment & Return Processing Services

Revenues from performing fulfillment and return processing services are recognized at the time the service is performed. The Company is generally compensated on either a per-copy or per-pound basis based on a negotiated price or a cost plus model.

Rebate Claim Filing

Revenues from the filing of rebate claims with publishers on behalf of retailers are recognized at the time the claim is paid. The revenue recognized is based on the amount paid multiplied by our commission rate. The Company has developed a program (the “advance pay” program) whereby the Company will advance the claimed amount less applicable commissions to the retailers and collect the entire amount claimed from publishers for our own accounts. The Company accounts for the advance as a purchase of a financial asset and records a receivable at the time of purchase.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Costs within our Magazine Fulfillment and In-Store Services groups are determined by the first-in, first-out (“FIFO”) method. Cost within our CD and DVD Fulfillment group is determined by the average cost method.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed in the first quarter of the fiscal year.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss).

In assessing goodwill and intangible assets for impairment, we make estimates of fair value which are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned strategies. The Company combines the discounted cash flow fair value with publicly traded company multiples (market comparison approach) and acquisition multiples of comparable businesses (industry acquisition approach) to determine fair value. Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value  to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill. This test performed in the fourth quarter of fiscal year 2007 indicated that goodwill related to the In-Store Services business unit was impaired

INTANGIBLE ASSETS

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-live assets in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This Statement applies to long-lived assets other than goodwill, and prescribes a probability-weighted cash flow estimation approach to evaluate the recoverability of the carrying amount of long-lived assets such as property, plant and equipment. The Company records impairment losses on long-lived assets used in operations, other than goodwill, when events and circumstances indicate that the assets might be impaired and the estimated cash flows (undiscounted and without interest charges)  to be generated by those assets over the remaining lives of the assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value.

CONCENTRATIONS OF CREDIT RISK

The Company has significant concentrations of credit risk in its CD and DVD Fulfillment, Magazine Fulfillment and In-Store Services segments. If the Company experiences a significant reduction in business from its clients, the Company’s results of operations and financial condition may be materially and adversely affected. The Company aggregates customers with a common parent when calculating the applicable percentages. For CD, DVD and magazine distribution the Company calculates contribution to revenue based on the actual distribution and estimated sell-through based on the Company’s calculated sales return reserve.

During fiscal 2007, two customers (Barnes and Noble, Inc. and Borders Group, Inc.) accounted for 25.4% (19.6% and 5.8%) of total revenues.

During fiscal 2006, two customers accounted for 33.8% (27.5% and 6.3%) of total revenues.

During fiscal 2005, these two customers accounted for 53.2% (28.7% and 24.5%) of total revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides for potential uncollectible accounts receivable at a level management believes is sufficient based on customer specific information and historical collection experience.

SHIPPING AND HANDLING CHARGES

Shipping and handling charges related to the distribution of magazines and CDs and DVDs are not included in Cost of Revenues. Shipping and handling costs totaled approximately $103.9 million, $72.8 million, and $21.1 million in 2007, 2006 and 2005, respectively. The Company charges some customers for shipping and handling, these amounts are included in revenues.

RELOCATION EXPENSES

During fiscal 2007, the Company incurred $3.3 million of expenses related to the consolidation of the backroom operations and marketing functions of the domestic mainstream distribution group from Lisle, IL to Bonita Springs, FL and the consolidation of one of its existing southern California distribution centers into a facility acquired in connection with the acquisition of SCN.

During fiscal 2005, the Company incurred $2.5 million of expenses related principally to distribution center relocations. The Company began expansion into the mainstream retail market which resulted in distribution fulfillment centers in Milan, OH, San Diego, CA and Kent, WA being moved to Harrisburg, PA and Carson City, NV.

The Company accounted for the relocations in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 requires recording costs associated with an exit or disposal activity at their fair values when a liability has been incurred.

INCOME TAXES

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income account in stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in the Consolidated Statements of Operations.

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income item is foreign currency translation adjustments.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, “Earnings per Share,” which requires the presentation of “basic” earnings per share, computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, and “diluted” earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt including credit facilities approximates fair value due to their stated interest rate approximating a market rate. The fair value of the Company’s fixed-rate debt approximates its carrying amount.

ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the fiscal 2006, 2005 or 2004 net income related to our stock option plans as all options granted in those years had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

On December 15, 2004, the FASB issued a revision of the standard entitled SFAS No. 123(R), Share Based Payment, which requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Publicly traded companies must apply this standard as of the beginning of the first annual period that begins after December 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company adopted FAS 123(R) during the year ended January 31, 2007, using the modified prospective method.

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 prior to 2007:

	Year ended January 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Net (loss) income (as reported)	$(24,656)	$12,879	$12,082
Stock compensation costs, net of tax	—	(1,742)	(423)
Pro-forma net (loss) income	$(24,656)	$11,137	$11,659
Weighted average shares, basic	51,838	49,097	22,963
Weighted average shares, diluted	51,838	50,894	24,833
Basic earnings per share—as reported	$(0.48)	$0.26	$0.53
Diluted earnings per share—as reported	$(0.48)	$0.25	$0.49
Basic earnings per share—pro-forma	$(0.48)	$0.23	$0.51
Diluted earnings per share—pro-forma	$(0.48)	$0.22	$0.47

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended January 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	0.28	0.50	0.50
Risk-free interest rate	2.15 - 5.10%	3.65 - 3.79%	2.18 - 2.86%
Expected life	3 years	3 years	3 years

RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides entities with the option to mark certain financial assets and liabilities to market, recognizing unrealized gains and losses through earnings. FAS 159 is effective for the Company beginning February 1, 2008. The Company does not believe that adoption of FAS 159 will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides entities with additional guidance on which to base fair value measurements required in financial statements. FAS 157 is effective for the Company beginning February 1, 2008. The Company is still evaluating the impact, if any, that the adoption of FAS 157 will have on its results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides entities with additional guidance on measuring the amount of tax benefits to recognize in financial statements when the tax position from which those benefits are derived is uncertain. FIN 48 is effective for the Company beginning February 1, 2007. The Company has not yet completed its evaluation of the impact the adoption of FIN 48 will have on its results of operations, financial position or cash flows.

In September 2006, the SEC issued SAB No. 108. SAB 108 requires entities to use both a balance sheet and income statement approach when evaluating the materiality of misstatements and provides registrants with the opportunity to adopt SAB 108 by recording a cumulative effect adjustment to correct misstatements that were considered immaterial under one of the approaches but are considered material under the other. The Company adopted SAB 108 in the fourth quarter of fiscal 2007 by recording a cumulative effect adjustment discussed in Note 13.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets—and amendment of FASB Statement No. 140 (“FAS 140”). FAS 156 requires that servicing assets and liabilities be initially measured at fair value and subsequently amortized or re-measured at fair value. The Company does not believe that adoption of FAS 156 will have a material impact on its results of operations, financial position or cash flows.

2.   BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

ACQUISITION OF ANDERSON MID-ATLANTIC NEWS, LLC

In order to strengthen its position in the mainstream magazine distribution business, the Company and Anderson News, LLC entered into a Unit Purchase Agreement, on March 30, 2006, pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC (“Mid-Atlantic”) from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $9.6 million was also provided on the date of acquisition to Mid-Atlantic to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The promissory note was repaid by the Company during fiscal 2007. The purchase price and the intercompany debt repayment were funded from the Company’s revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $30.4 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2006. The acquisition was accounted for by the purchase method and, accordingly, the results of Mid-Atlantic’s operations have been included in our consolidated statements of income since March 31, 2006. The pro-forma operating results as if the Company had completed the acquisition at the beginning of the periods presented are not significant to the Company’s consolidated financial statements and are not presented.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

Amount
(in thousands)
Cash	$4
Inventories	7,526
Property and equipment	516
Goodwill	30,417
Intangible assets	4,650
Deferred tax assets	1,642
Other assets	63
Accounts payable and accrued liabilities	(27,066)
Total consideration	$17,752

Acquisition of Anderson SCN Services, LLC

In order to strengthen its position in the mainstream magazine distribution business, the Company and Anderson News, LLC entered into a Unit Purchase Agreement, on March 30, 2006,  pursuant to which the Company purchased all of the issued and outstanding membership interests of Anderson-SCN Services, LLC (“SCN”) from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, approximately $17.0 million was also provided on the date of acquisition to SCN to repay a portion of its outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The promissory note was repaid by the Company during fiscal 2007. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values in accordance with FAS 141, Business Combinations. Goodwill, which is deductible for tax purposes, recorded in connection with the transaction is estimated to total $59.9 million. These amounts will be tested at least annually for impairment in accordance with FAS 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2006. The acquisition was accounted for by the purchase method and, accordingly, the results of SCN’s operations have been included in our consolidated statements of income since March 31, 2006. The pro-forma operating results as if the Company had completed the acquisition at the beginning of the periods presented are not significant to the Company’s consolidated financial statements and are not presented.

The assets acquired and liabilities assumed, based on the preliminary internal valuation, are summarized below:

Amount
(in thousands)
Cash	$8
Trade receivables, net	581
Inventories	17,950
Property and equipment	1,690
Goodwill	59,927
Intangible assets	10,800
Deferred tax assets	1,573
Other assets	58
Accounts payable and accrued liabilities	(55,294)
Obligations under capital leases	(1,011)
Total consideration	$36,282

CHAS. LEVY CIRCULATING COMPANY LLC ACQUISITION

On May 10, 2005, the Company and Chas. Levy Company LLC (“Seller”) entered into a Unit Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests in Chas. Levy Circulating Co. LLC (“Levy”) from Seller for a purchase price of approximately $30 million, subject to adjustment based on Levy’s net worth as of the closing date of the transaction. Seller was the sole member of Levy. In addition, approximately $19.3 million was also provided on the date of acquisition to Seller to repay all outstanding intercompany debt of Levy. The purchase price and the intercompany debt repayment were funded from the revolving line of credit.

On May 10, 2005, as contemplated by the terms of the Purchase Agreement, the Company and Levy Home Entertainment LLC (“LHE”) entered into a Distribution and Supply Agreement (the “Distribution Agreement”). Under the terms of the Distribution Agreement, LHE appointed the Company as its sole and exclusive subdistributor of book products to all supermarkets (excluding supermarkets combined with general merchandise stores), drug stores, convenience stores, newsstands and terminals within the geographic territory in which the Registrant currently distributes DVDs, CDs and/or magazines. The initial term of the Distribution Agreement begins on May 10, 2005 and expires on June 30, 2015. The parties may renew the agreement thereafter for successive one year periods.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill and other intangible assets, which is deductible for tax purposes, recorded in connection with the transaction totaled $62.2 million and $15.9 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets. Deferred tax amounts associated with the acquisition have not been finalized.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended July 31, 2005. The acquisition was accounted for by the purchase method and, accordingly, the results of Levy’s operations have been included in our consolidated statements of income since May 10, 2005.

The assets acquired and liabilities assumed in the acquisition are summarized below:

Amount
(in thousands)
Cash	$4,276
Trade receivables, net	6,703
Inventories	37,664
Income tax receivable	4,619
Current deferred tax asset	379
Property and equipment	1,539
Goodwill	62,199
Intangible assets	15,865
Other assets	1,728
Accounts payable and accrued liabilities	(67,928)
Long-term debt	(13,359)
Non-current deferred tax liability	(1,107)
Other long-term liabilities	(3,311)
Total consideration	$49,267

ALLIANCE ENTERTAINMENT CORP. ACQUISITION

On February 28, 2005, the Company completed its acquisition with Alliance Entertainment Corp. (“Alliance”) pursuant to the terms and conditions of the Agreement and Plan of Merger Agreement dated November 18, 2004 (the “Agreement”). Alliance provides full-service distribution of home entertainment products. They provide product and commerce solutions to “brick-and-mortar” and e-commerce retailers, while maintaining trading relationships with major manufacturers in the home entertainment industry. The Company consummated the acquisition to further its objective of creating the premier provider of information, supply chain management and logistics services to retailers and producers of home entertainment content products.

The purchase price of approximately $315.5 million consisted of $304.7 million in the Company’s common stock, representing approximately 26.9 million shares, $6.5 million related to the exchange of approximately 0.9 million options to acquire shares of common stock on exercise of outstanding stock options, warrants and other rights to acquire Alliance common stock and direct transaction costs of approximately $4.3 million. The value of the common stock was determined based on the average market price of Source Interlink common stock over the 5-day period prior to and after the announcement of the acquisition in November 2004. The value of the stock options was determined using the Black-Scholes option valuation model.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations. Goodwill and other intangible assets, none of which is deductible for tax purposes, recorded in connection with the transaction totaled $201.5 million and $94.2 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended April 30, 2005. The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance’s operations have been included in our consolidated statements of income since March 1, 2005.

The assets acquired and liabilities assumed in the acquisition are summarized below:

Amount
(in thousands)
Cash	$18,567
Trade receivables, net	48,216
Inventories	102,434
Property and equipment	41,881
Goodwill	201,532
Intangible assets	94,214
Other assets	16,326
Accounts payable and accrued liabilities	(158,264)
Obligations under capital leases	(563)
Long-term debt	(11,811)
Non-current deferred tax liabilities	(33,049)
Other long-term liabilities	(4,000)
Total consideration	$315,483

The acquisition was accounted for by the purchase method and, accordingly, the results of Alliance’s operations have been included in our consolidated statements of income since March 1, 2005.

PRO-FORMA OPERATING RESULTS (Unaudited)

The following table summarizes pro forma operating results as if the Company had completed the acquisition of Alliance and Levy on February 1, 2003:

	Year ended January 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues	$1,854,845	$1,697,003	$1,674,794
Net (loss) income	$(24,656)	$12,604	$19,505
(Loss) earnings per share—basic
Continuing operations	$(0.48)	$0.28	$0.40
Discontinued operations	—	(0.03)	(0.02)
Total	$(0.48)	$0.25	$0.38
(Loss) earnings per share—diluted
Continuing operations	$(0.48)	$0.27	$0.39
Discontinued operations	—	(0.03)	(0.02)
Total	$(0.48)	$0.24	$0.37

This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on February 1, 2004, nor is it indicative of future results.

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

In March, 2003, the Company entered into an agreement giving the Company the right to distribute internationally a group of domestic magazine titles. The agreement called for an initial payment of $1.4 million, guaranteed payments totaling $4.2 million spread over the next four fiscal years, and additional contingent payments up to $5.6 million based on the overall gross profit generated from the Company’s international sales of these titles. Guaranteed payments under both of these agreements were capitalized at inception and were included in intangible assets and were being amortized over fifteen years, the term of the agreements.

In November 2004, these distribution agreements were terminated when the Company acquired all import and export assets, WMS, Inc. naming rights and other intangibles including a non-compete by the seller. The purchase price of the import and export businesses was approximately $14.1 million (after an allowed reduction of the purchase price for the payments made by the Company under the prior leases agreements). The purchase price was comprised of $4.2 million paid in cash on the last business day of November 2004 and additional notes payable in the principal amount of $7.7 million. The first note of $8.9 million is payable over 13 quarters in equal installments of $0.7 million. In addition, a second note payable in the amount of $1.0 million was paid in full on May 1, 2005.

Since the company has historically operated these magazine import and export businesses under leases, included in the magazine fulfillment segment, results of operations for the import and export businesses are included in the statement of operations for the years ended January 31, 2006, 2005 and 2004 respectively. Thus, this acquisition was not material to the Company’s operations.

Under the original export lease agreement, the Company agreed to pay the prior owner’s outstanding trade payables out of the collections of the prior owner’s outstanding receivables. Amounts collected in excess of payments made or payments in excess of collection were to be settled at a future date. The balance was paid in full in November 2004.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

Intangible assets:
Goodwill	8,529
Customer lists and non-compete agreement	3,400
Total assets acquired	11,929
Less: Additional notes payable issued	(7,717)
Total cash paid	$4,212

PROMAG RETAIL SERVICES, LLC ACQUISITION

In August 2004, the Company acquired all customer based intangibles (i.e., all market composition, market share and other value) of the claiming and information services of PROMAG Retail Services, LLC (“Promag”) for approximately $13.2 million. Of the $13.2 million purchase price, $10.0 million was funded from a note payable with Wells Fargo Foothill noted in Footnote 7 and $0.75 million in a promissory note payable over a three year period to Promag in quarterly installments of approximately $0.05. The results of Promag’s operations have been included in our consolidated statements of operations since August 1, 2004.

Promag provides claim filing services related to rebates owed retailers from publishers or their designated agent throughout the United States and Canada. Goodwill and other intangible assets recorded in connection with the transaction totaled $13.2 million. The intangible assets are subject to amortization and consist primarily of customer contracts and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 12.77 years. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill and intangible assets were assigned entirely to our In-Store Services segment. This acquisition was not material to the Company’s operations.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

Intangible assets:
Goodwill	8,723
Customer lists and non-compete agreement	4,500
Total assets acquired	13,223
Less: Note payable issued	(750)
Total cash paid	$12,473

EMPIRE STATE NEWS CORP. ACQUISITION

In September 2004, the Company acquired substantially all of the operating assets and liabilities of Empire State News Corp. (“Empire”), a magazine wholesaler in northwest New York State for approximately $5.0 million. The purchase price consisted of $3.4 million of cash paid and $1.6 million of deferred consideration in the form of two notes payable (see Footnote 7) and deferred consideration, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of Empire’s operations have been included in our consolidated statements of operations since September 26, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141, Business Combinations (“FAS 141”). Goodwill recorded in connection with the transaction totaled $8.7 million. The fair value assigned to goodwill was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill was assigned entirely to our Magazine Fulfillment segment. This acquisition was not material to the Company’s operations.

In conjunction with this acquisition, the assets liabilities were allocated as follows (in thousands):

Current assets:	485
Fixed assets	1,902
Goodwill	8,612
Total assets acquired	10,999
Less: Current liabilities	(6,080)
Less: Note payable issued	(1,200)
Less: Other long-term liabilities	(367)
Total cash paid	$3,352

3.   TRADE RECEIVABLES

Trade receivables consist of the following:

	January 31,
	2007	2006
	(in thousands)
Trade receivables	$312,116	$343,882
Less allowances for:
Sales returns and other	192,328	193,418
Doubtful accounts	17,130	20,682
Total allowances	209,458	214,100
Trade receivables, net	$102,658	$129,782

4.   INVENTORIES

Inventories consist of the following:

	January 31,
	2007	2006
	(in thousands)
Raw materials	$3,048	$2,652
Work-in-process	2,519	3,458
Finished goods:
Pre-recorded music and video	133,193	131,601
Magazine and book	107,449	57,827
Fixtures	2,732	2,945
Total inventories	$248,941	$198,483

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

5.   PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consist of the following:

	January 31,
	2007	2006
	(in thousands)
Land	$8,298	$8,418
Buildings	16,087	17,206
Leasehold improvements	7,056	5,768
Machinery and equipment	36,652	31,649
Vehicles	593	494
Furniture and fixtures	7,657	6,809
Computers	19,476	15,870
Construction in progress	2,993	3,757
Total property, plants and equipment	$98,812	$89,971

Depreciation expense from property, plants and equipment was $13.0 million, $8.9 million, and $3.8 million for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

6.   GOODWILL AND INTANGIBLE ASSETS

A summary of the Company’s intangible assets is as follows:

	January 31,
	2007	2006
	(in thousands)
Amortized intangible assets:
Customer lists	$122,406	$111,320
Non-compete agreements	4,350	2,250
Software	16,340	16,492
Total intangibles	143,096	130,062
Accumulated amortization:
Customer lists	(17,564)	(8,133)
Non-compete agreements	(1,438)	(556)
Software	(5,123)	(2,385)
Total accumulated amortization	(24,125)	(11,074)
Intangibles, net	$118,971	$118,988

As a result of our fiscal year 2007 SFAS No. 144 fourth quarter impairment analysis, we determined that the customer list and non-compete agreement of our In-Store Services reporting unit was impaired and consequently recorded a charge of  approximately $1.7 million and $0.5 million, respectively. These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including increased life cycle for certain products, as well as decreasing operating profit margins. The net carrying amount of the customer list was $1.25 million at the end of the fourth quarter of fiscal year 2007, after the impairment charge was recorded.

Amortization expense from intangible assets was $13.3 million, $10.2 million, and $1.2 million for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

Amortization expense for each of the five succeeding years is estimated to be approximately $15.6 million per year.

Changes in the carrying amount of goodwill for the year ended January 31, 2007 are as follows:

	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Consolidated
	(in thousands)
Balance, January 31, 2006	$168,898	$78,601	$54,794	$302,293
Additions	32,634	90,999	738	124,371
Impairment charge	—	—	(30,611)	(30,611)
Foreign currency translation adjustments	—	—	(151)	(151)
Working capital adjustments	—	—	—	—
Balance, January 31, 2007	$201,532	$169,600	$24,770	$395,902

As a result of our fiscal year 2007 SFAS No. 142 fourth quarter impairment analysis, we determined that the goodwill of our In-Store Services reporting unit was impaired and consequently recorded a charge of  approximately $30.6 million. These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including increased life cycle for certain products, as well as decreasing operating profit margins. The combination of these factors had an adverse impact on the anticipated future cash flows of this reporting unit used in the impairment analysis performed during the fourth quarter of fiscal year 2007. The net carrying amount of the goodwill was $24.8 million at the end of the fourth quarter of fiscal year 2007, after the impairment charge was recorded.

7.   DEBT AND REVOLVING CREDIT FACILITY

Debt consists of:

	January 31,
	2007	2006
	(in thousands)
Revolving credit facility—Wells Fargo Foothill	$116,459	$45,001
Note payable—Magazine import and export	3,500	6,227
Note payable—Former owner of Empire	233	717
Note payable—Arrangements with suppliers	10,180	11,815
Mortgage loan—Wachovia Bank	19,750	20,000
Equipment loans—SunTrust Leasing	4,262	3,216
Other	—	259
Total debt	154,384	87,235
Less current maturities	7,850	6,508
Debt, less current maturities	$146,534	$80,727

WELLS FARGO FOOTHILL CREDIT FACILITY

On February 28, 2005, the Company modified its existing credit facility with Wells Fargo Foothill (“WFF”) as a result of its acquisition of Alliance Entertainment Corp. The primary changes from the original line of credit were to (1) increase the maximum allowed advances under the line of credit from $45.0 million to $250.0 million and (2) extend the maturity date from October 2009 to October 2010. In addition, in conjunction with the modification of the existing credit facility, the Company repaid the balance of its $10.0 million WFF term loan. WFF, as arranger and administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) will make revolving loans to us and our subsidiaries of up to $250.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association’s San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at January 31, 2007) based upon a ratio of the Company’s EBITDA to interest expense (“Interest Coverage Ratio”). At January 31, 2007 the prime rate was 8.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company had 4 LIBOR contracts outstanding at January 31, 2007 with an aggregate principal amount of $101.0 million (expiring through March 2007) that bore interest at a weighted average rate of approximately 7.3% To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at January 31, 2007

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $92.7 million at January 31, 2007.

WFF and its affiliates together beneficially held 3,327823 shares, or 6.41%, of the Company’s outstanding common stock as of December 31, 2006. The Company did not engage in any material transactions with WFF during the year ended January 31, 2007, other than those listed above.

EQUIPMENT LOANS

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the “SunTrust Loan”) for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of January 31, 2007 was $4.3 million.

SUPPLIER LOANS

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the “Supplier Loans”) totaling $14.0 million. The maturity dates of the supplier notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $1.7 million and $1.8 million due to be repaid in fiscal years 2008 and 2009, respectively. The total principal balance of the supplier loans as of January 31, 2007 is $10.2 million.

MORTGAGE LOAN

The Company obtained a 10 year, $20.0 million conventional mortgage loan through Wachovia Bank (the “Wachovia Mortgage”). The Wachovia Mortgage is collateralized by land and building located in Coral Springs, FL. The Wachovia Mortgage monthly principal payments are approximately $0.08 million beginning in October 2006 plus interest at a rate of LIBOR plus a margin of 1.60%. At the end of the 10 year term, a balloon payment in the amount of $11.1 million is due and payable.

MAGAZINE IMPORT AND EXPORT NOTES

Concurrent with the magazine import and export acquisition in November 2004, the Company issued an additional $7.7 million in notes payable. At January 31, 2007, the balance on all magazine import and export notes was $3.5 million. These notes bear interest at a rate of 2.37% and require quarterly payments of approximately $0.7 million through February, 2008.

The aggregate amount of debt maturing in each of the next five fiscal years is as follows:

Amount
(in thousands)
Fiscal year:
2008	$7,850
2009	5,284
2010	2,781
2011	118,409
2012	1,998
Thereafter	18,062
Total	$154,384

At January 31, 2007 and 2006, unamortized deferred financing fees were approximately $1.7 million and $2.2 million, respectively.

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

The following amounts related to the Company’s discontinued operation have been segregated from continuing operations and reflected as discontinued operations:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Revenue	$—	$—	$13,380
Loss before income taxes	$—	$(2,410)	$(3,033)
Income tax benefit	—	964	1,213
Loss from discontinued operation, net of tax	—	(1,446)	(1,820)
Pre-tax gain on sale of discontinued business	—	—	1,400
Income tax expense	—	—	(560)
Gain on sale of business, net of tax	—	—	840
Discontinued operations, net of tax	$—	$(1,446)	$(980)

9.   EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computation are as follows:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Weighted average number of common shares outstanding—basic	51,838	49,097	22,963
Effect of dilutive securities:
Stock options and warrants	—	1,797	1,870
Weighted average number of common shares outstanding—diluted	51,838	50,894	24,833
The following securities were excluded because their effect would be anti-dilutive:
Stock options and warrants	1,980	864	251

10.   INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of income for the income from continuing operations before income taxes consists of the following components:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$6,125	$4,701	$2,627
State	804	1,265	539
Foreign	1,173	1,192	444
Total current	8,102	7,158	3,610
Deferred
Federal	(10,719)	5,916	(1,608)
State	(2,072)	1,479	466
Foreign	(505)	—	(240)
Total deferred	(13,296)	7,395	(1,382)
Total income tax (benefit) expense	$(5,194)	$14,553	$2,228

The following summary reconciles income taxes for continuing operations at the maximum federal statutory rate with the effective rates for 2007, 2006 and 2005:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Income tax (benefit) expense at statutory rate	$(10,448)	$10,107	$5,351
Permanent difference relating to non-deductible amortization of intangibles	—	2,263	—
Permanent difference relating to non-deductible impairment charges	4,449	—	—
Change in valuation allowance	—	—	(4,104)
State income tax expense, net of federal income tax benefit	(824)	1,894	653
Difference in foreign tax rates	36	13	(61)
Prior year taxes	640	—	—
Other, net	953	276	389
Income tax (benefit) expense	$(5,194)	$14,553	$2,228

Components of income from continuing operations before income taxes are as follows:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
United States	$(29,141)	$26,832	$14,259
Foreign	(709)	2,046	1,031
Total (loss) income from continuing operations	$(29,850)	$28,878	$15,290

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

	January 31,
	2007	2006
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$13,303	$4,122
Allowance for doubtful accounts	6,910	8,056
Payroll related items	4,483	2,222
Deferred revenue	963	1,246
Inventory related items	6,824	2,456
Other	3,313	3,144
Total deferred tax asset	35,796	21,246
Deferred tax liabilities
Book/tax difference in capital assets	8,965	7,448
Goodwill	29,024	1,149
Prepaid expenses	776	772
Total deferred tax liabilities	38,765	9,369
Net deferred tax (liability) asset	$(2,969)	$11,877
Classified as:
Current asset	$29,531	$16,403
Long-term (liability) asset	(32,500)	(4,526)
Net deferred tax (liability) asset	$(2,969)	$11,877

At January 31, 2007, the Company had net operating loss (“NOL”) carryforwards of approximately $34.7 million expiring in 2019.

Internal Revenue Service regulations limit the utilization of these operating losses to approximately $24.2 million for the year ended January 31, 2007 and $1.3 million for each year thereafter. At January 31, 2007, the Company assessed the future utilization of its deferred tax assets, including NOL carryforwards and determined that it is more likely than not that the benefit of such deferred tax assets will be realized and a valuation allowance is not necessary.

11.   RELATED PARTY TRANSACTIONS

A former director of the Company was a principal in Armstrong Teasdale LLP. The Company purchased legal services from Armstrong Teasdale LLP totaling approximately $0.1 and $0.3 for the years ended January 31, 2006 and 2005, respectively.

Pursuant to an agreement through August 2007, the Company conducts significant business with one customer distributing magazines, music and DVDs. The Chairman and major stockholder of this customer was a passive minority investor of AEC Associates, the Company’s largest shareholder. During the fiscal year ended January 31, 2007 and 2006, the Company had revenues of $364.9 and $421.0 million, respectively, related to this customer and this customer’s subsidiaries.

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

Carol Kloster, one of our former executive officers, was a director of Chas. Levy Company, LLC during her service with the Company, formerly the sole member of Chas. Levy Circulating Co. LLC. Concurrent with our acquisition of Chas. Levy Circulating Co. LLC, we entered into an agreement with Levy Home Entertainment, LLC, a wholly owned subsidiary of Chas. Levy Company, LLC to purchase book product for distribution to our customers. During the year ended January 31, 2007, the Company purchased $39.5 million, net of returns. During the period beginning in May 2005 and ending January 31, 2006, we purchased $23.1 million in book product from Levy Home Entertainment, net of returns.

The Company has an agreement with The Yucaipa Companies, LLC, an affiliate of AEC Associates under which the Company is entitled to consulting services for an annual fee of $1.0 million. In addition, the Company has engaged The Yucaipa Companies, LLC to act as its strategic advisor in connection with its strategic alternatives process.

12.   COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and manufacturing space, computer equipment and vehicles under leases that expire over the next 15 years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.

Rent expense was approximately $20.8 million, $9.2 million and $5.5 million for the years ended January 31, 2007, 2006 and 2005, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of year or more consisted of the following at January 31, 2007:

Amount
(in thousands)
Fiscal year:
2008	10,974
2009	11,929
2010	9,620
2011	8,253
Thereafter	17,512
Total	$58,288

CHALLENGE GRANT PROGRAM

On March 1, 2005 the Company adopted the Challenge Grant Program (the “Program”) to incentivize key executive personnel to maximize shareholder value resulting from the Alliance Entertainment Corp. acquisition. The effective date of the Program is March 1, 2005 and is in effect for the three year period commencing February 1, 2005 and ending January 31, 2008.

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

The Aggregate Payout, if any, shall be allocated among the Executives in such amounts and proportions as may be determined by the Chief Executive Officer with, in the case of Executives that are also officers of the Corporation subject to the reporting requirements of Section 16 promulgated under the Securities Exchange Act of 1934, as amended, the approval of the Compensation Committee of the Board of Directors; provided however that 35% of the Aggregate Payout was to be allocated to S. Leslie Flegel, prior to his resignation. Based on current performance and projected performance levels, the Company has not accrued any aggregate payout related to the Program at January 31 2007.

If a Change of Control, as defined, shall occur during the Challenge Period, the Aggregate Payout under the Program shall be equal to that amount set forth in the following table opposite the applicable period in which the Change of Control occurs.

Twelve Month Period Ending	Aggregate Payout
January 31, 2006	$10.0 million
January 31, 2007	$12.5 million
January 31, 2008	$15.0 million

LITIGATION

The Company has pending certain legal actions and claims, which were incurred in the normal course of business, and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

13.   EMPLOYEE BENEFIT PLANS

On February 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective method. Also on February 1, 2006, the Company granted approximately 0.1 million options to non-executive members of its board of directors. The Company recognized stock compensation expense of approximately $0.3 million associated with this grant. On November 10, 2006, the Company modified certain stock options granted to S. Leslie Flegel to extend the exercise period beyond his resignation. The Company recognized stock compensation expense of approximately $1.3 million associated with this modification. For the fiscal year ended January 31, 2007, the Company recorded $1.7 million in stock compensation expense.

Under the Company’s stock option plans, options to acquire shares of Common Stock have been made available for grant to certain employees and non-employee directors. Each option granted has an exercise price of not less than 100% of the market value of the Common Stock on the date of grant. The contractual life of each option is generally 10 years. The vesting of the grants varies according to the individual options granted.

				Weighted
				Average
	Number of	Range of Exercise Prices		Exercise
	Options	Low	High	Price
Options outstanding at January 31, 2004	4,901,034	2.42	21.60	7.07
Options granted	223,500	8.58	12.55	9.40
Options forfeited or expired	(586,089)	4.56	21.60	12.37
Options exercised	(982,446)	2.42	8.04	5.53
Options outstanding at January 31, 2005	3,555,999	2.42	21.60	6.48
Options granted	587,500	9.79	11.00	10.95
Options acquired	807,107	1.77	9.21	7.07
Options forfeited or expired	(28,923)	1.77	16.63	7.14
Options exercised	(994,493)	1.77	9.75	4.85
Options outstanding at January 31, 2006	3,927,190	$2.30	$18.31	$7.64
Options granted	84,575	8.97	11.15	10.03
Options forfeited or expired	(188,275)	10.60	16.63	11.33
Options exercised	(142,185)	2.30	10.78	8.40
Options outstanding at January 31, 2006	3,681,305	$2.30	$18.31	$7.48

The following table summarizes information about the stock options outstanding at January 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (months)	Number Exercisable	Weighted Average Exercise Price
$2.42 - $5.00	1,149,631	$4.54	17 - 84	1,149,631	$4.54
$5.01 - $7.50	691,250	$5.31	24 - 82	691,250	$5.31
$7.51 - $10.00	972,024	$8.49	46 - 130	972,024	$8.49
$10.01 - $15.00	771,100	$11.35	37 - 120	771,100	$11.35
$15.01 - $18.31	97,300	$16.65	46 - 50	97,300	$16.65
Total	3,681,305	$7.48	17 - 130	3,681,305	$7.48

Options exercisable at January 31, 2006 and 2005 totaled 3,804,190 and 2,894,983, respectively and had weighted average exercise prices of $7.56 and $6.65, respectively. The weighted total intrinsic value of options outstanding and exercisable at January 31, 2007 was less than zero. The total intrinsic value of options exercised during the year ended January 31, 2007, 2006 and 2005 was $0.5 million, $6.3 million and $5.4 million, respectively. As of January 31, 2007, substantially all of the Company’s employee stock options are vested.

The weighted average fair value of each option granted during the year was $3.32, $4.08 and $3.40 (at grant date) in 2007, 2006 and 2005, respectively. The options were issued at exercise prices which were equal to or exceeded the quoted market price of the Company’s Common Stock on the date of grant. At January 31, 2007, there were 361,397 options remaining, under the Company’s stock option plans.

STOCK OPTIONS REVIEW

The Company, under the direction of the Audit Committee, undertook a review of previously issued stock options. The Company determined that there were instances when the documentation of the Compensation Committee’s formal approval of the grant differed from the grant date being used by the Company. However, the Company did not find any intent to defraud or fraudulent misconduct by any individual or groups of individuals. Furthermore, the Company found that the dating and pricing practice for stock options was applied uniformly by Company personnel to stock options granted and was not used selectively to benefit any one group or individual within the Company.

The Company has concluded that the charges are not material to the financial statement in any of the periods to which such charges relate and therefore will not restate its historic financial statements. The Company has recorded an adjustment of $0.1 million ($0.1 million after tax) to increase non-cash compensation expense in the fourth quarter of fiscal 2007 to correctly present compensation expense for fiscal 2007. The Company has recorded an adjustment to increase accumulated deficit by $2.6 million, increase additional paid in capital by $3.2 million and decrease non-current deferred tax liabilities by $0.6 million to correct the consolidated balance sheet for the cumulative impact of the misstated compensation expense in periods prior to fiscal 2007.

The Company is still examining its alternatives, including but not limited to repricing options, relating to Section 16 officers and employees who are not Section 16 officers who were issued incorrectly dated options. All decisions will be approved by the Board of Directors and at this time, there have been no approved actions. The Company can not estimate the aggregate cost of such alternatives at this time and therefore any decisions will impact the results of operations of future periods.

PROFIT SHARING AND 401(k) PLAN

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2007, 2006 and 2005.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee’s contribution, not to exceed 5% of the employee’s salary. The amounts matched by the Company during the years ended January 31, 2007, 2006 and 2005 pursuant to this Plan were approximately $2.5 million, $1.4 million and $0.3 million, respectively.

UNION PLAN

At January 31, 2007, 586 of the Company’s 7,614 employees were members of a collective bargaining unit. The Company is party to fourteen collective bargaining agreements, which expire at various times through August 2009. Contributions to the union funds were approximately $1.4, $0.7 million and $0.3 million for the years ended January 31, 2007, 2006, and 2005, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company also provides a Supplemental Executive Retirement Plan (“SERP”) that is designed to supplement the retirement benefits available through the Company’s other savings plans to certain of the Company’s executive officers. The minimum SERP liability is measured at year-end.

The accumulated year-end SERP benefit obligation, based on a discount rate of 7.00%, was $1.2 million at January 31, 2007 and is reflected in the Consolidated Balance Sheets as a liability. Benefits are funded by the Company through a Rabbi Trust. The year-end balance included in Other Assets was $2.3 million at January 31, 2007.

14.          WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2007:

	Number Outstanding	Number Exercisable	Grant Date	Expiration Date
Exercise price:
$8.04	61,323	61,323	10/30/2003	10/3/2008
$8.58	35,000	11,667	8/30/2004	8/30/2014
$11.62	10,000	10,000	4/4/2005	4/4/2015

15.          SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid (refunded) is as follows:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Interest	$11,782	$6,303	$2,168
Income taxes (net of refunds of $1,017 in 2007)	$15,331	$6,606	$359

Significant non-cash activities were as follows:

YEAR ENDED JANUARY 31, 2007

As discussed in Note 2, the Company acquired Mid-Atlantic on March 30, 2006 for the total consideration of $17.7 million, including $13.6 million in cash and $4.1 million in the form of a note payable. As of January 31, 2007, this note was repaid.

As discussed in Note 2, the Company acquired SCN on March 30, 2006 for the total consideration of $36.2 million, including $26.0 million in cash and $10.2 million in the form of a note payable. As of January 31, 2007, this note was repaid.

YEAR ENDED JANUARY 31, 2006

On February 28, 2005, as discussed in Note 2, the Company acquired Alliance Entertainment Corp. for the total consideration of $315.5 million as follows:

Amount
(in thousands)
Fair value of common stock issued to Alliance shareholders	$304,714
Fair value of options to purchase common stock issued to Alliance shareholders	6,500
Cash paid for direct acquisition costs (of which, $1.7 million were paid during the year ended January 31, 2005)	4,269
Total purchase price for acquisition of Alliance	$315,483

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

16.          SHAREHOLDERS’ EQUITY

In February 2005, the Company issued 26.9 million shares of common stock to the former shareholders of Alliance Entertainment Corp. as partial consideration for the Company’s acquisition of Alliance at a value of approximately $304.7 million, valued at the average market price over the 5 day period preceding and following the announcement of the acquisition. The Company also exchanged 0.9 million Alliance stock options, which were valued using the Black-Scholes option pricing model and assumptions substantially the same as those presented in Note 1.

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

17.          SEGMENT FINANCIAL REPORTING

The Company’s segment reporting is based on the reporting of senior management to the Chief Executive Officer. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.

The reportable segments of the Company are CD and DVD Fulfillment, Magazine Fulfillment, In-Store Services, and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies.

Based on the comparability of the operations, Levy’s results are included in the Magazine Fulfillment group. As a result of the acquisition of Alliance on February 28, 2005, the Company created a CD and DVD Fulfillment reporting segment. Based on the reporting of the senior management, the previous Wood Manufacturing group’s results are included in the In-Store Services group. The results for the years ended January 31, 2005 and 2004 have been restated to conform to this presentation.

The CD and DVD Fulfillment segment derives revenues from (1) selling and distributing pre-recorded music, videos, video games and related products to retailers, (2) providing product and commerce solutions to “brick-and-mortar” and e-commerce retailers, and (3) providing consumer-direct fulfillment and vendor managed inventory services to its customers.

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

Shared Services consists of overhead functions not allocated to individual operating segments.

The segment results are as follows:

	CD and DVD	Magazine	In-Store	Shared
	Fulfillment	Fulfillment	Services	Services	Consolidated
Year ended January 31, 2007
Revenues	$971,523	$809,753	$73,569	$—	$1,854,845
Cost of revenues	797,348	621,786	49,654	—	1,468,788
Gross profit	174,175	187,967	23,915	—	386,057
Selling, general and administrative expense	84,224	109,124	8,824	34,483	236,655
Fulfillment freight	35,935	67,923	—	—	103,858
Depreciation and amortization	14,650	7,997	566	2,155	25,368
Impairment of Goodwill and Intangible Assets	—	—	32,742	—	32,742
Integration and relocation expense	—	3,580	—	84	3,664
Disposal of land, buildings and equipment, net	287	(154)	(86)	903	950
Merger and acquisition charges	—	—	—	—	—
Operating income (loss)	$39,079	$(503)	$(18,131)	$(37,625)	$(17,180)
Capital expenditures	$6,983	$1,375	$286	$4,735	$13,379
As of January 31, 2007
Total assets	$541,122	$342,733	$89,524	$36,652	$1,010,031
Goodwill, net	$201,532	$169,600	$24,770	$—	$395,902
Intangibles, net	$80,229	$37,456	$1,286	$—	$118,971

	CD and DVD	Magazine	In-Store	Shared
	Fulfillment	Fulfillment	Services	Services	Consolidated
Year ended January 31, 2006
Revenues	$889,380	$566,438	$71,633	$—	$1,527,451
Cost of revenues	733,173	437,869	48,955	—	1,219,997
Gross profit	156,207	128,569	22,678	—	307,454
Selling, general and administrative expense	79,564	68,488	8,515	21,300	177,867
Fulfillment freight	30,993	41,813	—	—	72,806
Depreciation and amortization	11,147	4,446	601	2,019	18,213
Integration and relocation expense	—	—	—	—	—
Disposal of land, buildings and equipment, net	—	—	—	—	—
Merger and acquisition charges	—	—	344	2,975	3,319
Operating income (loss)	$34,503	$13,822	$13,218	$(26,294)	$35,249
Capital expenditures	$8,469	$1,576	$623	$2,401	$13,069
As of January 31, 2006
Total assets	$508,620	$208,523	$114,355	$52,974	$884,472
Goodwill, net	$168,898	$78,601	$54,794	$—	$302,293
Intangibles, net	$87,742	$27,374	$3,872	$—	$118,988

	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated
	(in thousands)
YEAR ENDED JANUARY 31, 2005
Revenues	$—	$280,171	$76,473	$—	$356,644
Cost of revenues	—	210,639	48,212	—	258,851
Gross profit	—	69,532	28,261	—	97,793
Selling, general and administrative expense	—	28,481	9,154	13,744	51,379
Fulfillment freight	—	21,067	—	—	21,067
Depreciation and amortization	—	1,392	504	1,855	3,751
Relocation expense	—	2,090	360	—	2,450
Loss on sale of land and building	—	—	—	1,122	1,122
Operating income (loss)	$—	$16,502	$18,243	$(16,721)	$18,024
Capital Expenditures	$—	$2,379	$279	$4,488	$7,146

Approximately $35.4 million, $31.7 million and $38.5 million of our total revenues in the Magazine Fulfillment segment for the years ended January 31, 2007, 2006 and 2005, respectively, were derived from the export of U.S. publications to overseas markets. For the years ended January 31, 2007, 2006 and 2005, identifiable assets attributable to the export of U.S. publications were $27.2 million,$14.3 million and $18.0 million, respectively.

18.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	April 30	July 31	October 31	January 31
	(in thousands, except per share data)
Revenues	$454,600	$441,507	$475,775	$482,963
Gross profit	$89,940	$95,840	$104,923	$95,354
Net income	$3,259	$4,094	$4,831	$(36,840)
Earnings (loss) per share—Basic	$0.06	$0.08	$0.09	$(0.71)
Earnings (loss) per share—Diluted	$0.06	$0.08	$0.09	$(0.71)

	Three months ended
	April 30	July 31	October 31	January 31
	(in thousands)
2006
Revenues	$234,421	$393,790	$425,859	$473,381
Gross profit	$50,545	$78,989	$86,084	$91,826
Income from continuing operations	$1,671	$4,076	$6,083	$2,495
Income (loss) from discontinued operation	$—	$(1,446)	$—	$—
Net income	$1,671	$2,630	$6,083	$2,495
Earnings (loss) per share—Basic
Continuing operations	$0.04	$0.08	$0.12	$0.05
Discontinued operation	—	(0.03)	—	—
Total	$0.04	$0.05	$0.12	$0.05
Earnings (loss) per share—Diluted
Continuing operations	$0.04	$0.08	$0.11	$0.05
Discontinued operation	—	(0.03)	—	—
Total	$0.04	$0.05	$0.11	$0.05

19.          SUBSEQUENT EVENTS

On February 14, 2007, the Company’s Board of Directors approved a plan to dispose of our custom wood manufacturing division. The Company has located a potential buyer in which our former Chairman of the Board and Chief Executive Officer holds an interest and is in the process of negotiating the terms of a sale. This potential buyer has submitted a Letter of Intent to the Company which provides for a purchase price of $10.0 million in cash, subject to a working capital adjustment, and a note with aggregate principal of $3.5 million maturing over 10 years.

SOURCE INTERLINK COMPANIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS SCHEDULE
(IN THOUSANDS)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to expense	Charge to other accounts	Deductions	Balance at end of period
Year ended January 31, 2007:
Allowance for doubtful accounts	20,682	3,156	2,260	8,968	17,130
Sales return reserves	193,418	1,775,707	28,791	1,805,588	192,328
Year ended January 31, 2006:
Allowance for doubtful accounts	$2,126	$6,100	$18,833	$6,377	$20,682
Sales return reserves	$78,404	$1,178,681	$109,663	$1,173,330	$193,418
Year ended January 31, 2005:
Allowance for doubtful accounts	$4,568	$3,003	$200	$5,645	$2,126
Sales return reserves	$64,566	$356,691	$3,147	$346,000	$78,404

S-1