Form 10-K/A
period 2007-01-31
SOURCE INTERLINK COMPANIES INC
filed 2007-05-31
CIK 943605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

☐ Yes ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, originally filed on April 25, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 31, 2007 (“Fiscal 2007”).

     In addition, this Amendment updates Item 15 - Exhibits and Financial Statement Schedules to include certain exhibits that were inadvertently omitted from Item 15 - Exhibits and Financial Statement Schedules in the Original Filing.

     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

INFORMATION ABOUT THE BOARD OF DIRECTORS

Our board of directors is divided into three classes of directors with the classes to be nearly equal in number as possible. One class of directors is elected each year at our annual meeting to serve for a three-year term. The terms of the Class I directors, Class II directors and Class III directors expire at the 2008 annual meeting, the 2009 annual meeting and the 2007 annual meeting, respectively.  Our amended and restated bylaws, as amended, provide that the board shall consist of not less than three and not more than 11 members.  The board currently consists of nine individuals.

In connection with the merger with Alliance in February 2005, we entered into that certain Stockholder’s Agreement, as amended by letter agreement dated November 30, 2006, with AEC Associates pursuant to which we agreed that through our 2007 annual meeting, AEC Associates will (i) vote for all director candidates nominated by the board, (ii) be present at all meetings, in person or by proxy and (iii) not, without supermajority board approval, take any action, directly or indirectly, intended to remove or that will result in removing any director from the board.

Class I Directors Serving Until Our 2008 Annual Meeting Of Stockholders:

David R. Jessick, 53. Mr. Jessick has served as one of our directors since February 2005 and is a member of our board’s audit committee and our board’s Nominating and Corporate Governance committee. He served as a consultant to the chief executive and senior financial staff at Rite Aid Corporation where he previously served as a Senior Executive Vice President and Chief Administrative Officer from July 2002 to February 2005. Mr. Jessick served as Rite Aid’s Senior Executive Vice President and Chief Administrative Officer from December 1999 to June 2002. Prior to that, from February 1997 to June 1999, Mr. Jessick was the Chief Financial Officer and Executive Vice President of Finance and Investor Relations for Fred Meyer, Inc. From 1979 to 1996, he was Executive Vice President and Chief Financial Officer at Thrifty Payless Holdings, Inc. Mr. Jessick began his career as a Certified Public Accountant for Peat, Marwick, Mitchell & Co. He is currently non-executive Chairman of Pathmark Stores, Inc. (member of the audit committee), a director of Big 5 Sporting Goods, Inc. (member of the audit committee), a director of WKI Holding Company, Inc. (chairman of the audit and the compensation committees), Pinnacle Foods Group, Inc. and Dollar Financial Corp. (chairman of the audit committee).

Gregory Mays, 60. Mr. Mays has served as one of our directors since February 2005 and is the Chairman of our board’s Compensation Committee and a member of our board’s Audit Committee. He has been a consultant and private investor from February 1999 to present. Throughout his career, Mr. Mays has held numerous executive and financial positions primarily in the supermarket industry, most recently, from 1995 to 1999, as Executive Vice President of Ralph’s Grocery. Prior to that, from 1992 to 1995, he was Executive Vice President of Food4Less Inc. From 1990 to 1992, Mr. Mays was Chief Executive Officer and President of Almacs Supermarkets. Mr. Mays is currently a director and Chief Financial Officer of Simon Marketing.

George A. Schnug, 62. Mr. Schnug has served as one of our directors since February 2005. He is the Chief Executive Officer of Americold Realty Trust. Prior to that, Mr. Schnug had been affiliated with The Yucaipa Companies, an entity affiliated with AEC Associates, for more than 12 years. Mr. Schnug served as Executive Vice President of Corporate Operations at Fred Meyer from 1997 to 1998. From 1995 to 1997, he was at Ralph’s Grocery Company and oversaw post-merger integrations for both the Ralphs-Food4Less acquisition in 1995 and the Fred Meyer-Ralph’s merger in 1997. He also served as Senior Vice President of Administration at Food4Less from 1990 to 1995. Prior to that, Mr. Schnug was the Managing Partner for Sage Worldwide, a wholly owned subsidiary of advertising giant, Ogilvy & Mather. Mr. Schnug is a director of Digital On-Demand, Inc., and Americold Realty Trust. He is a former director of Alliance.

Class II Directors Serving Until Our 2009 Annual Meeting Of Stockholders:

James R. Gillis, 54. Mr. Gillis became our President in December 1998, was appointed as a member of our board in March 2000 and became our Chief Operating Officer in August 2000.  In November 2006 he was also appointed as an Interim Co-Chief Executive Officer.  Prior to his service with our Company, he served as the President and Chief Executive Officer of Brand Manufacturing Corp., which we acquired in January 1999.

Gray Davis, 64. Mr. Davis has served as one of our directors since February 2005 and is a member of our board’s nominating and corporate governance committee. Mr. Davis is Of Counsel in the Los Angeles office of Loeb & Loeb LLP, a multi-service national law firm. Before joining Loeb & Loeb, Mr. Davis served as Governor of California (1998-2003), Lieutenant Governor of California (1995-1999), California

State Controller (1987-1995), California State Assembly Representative for Los Angeles County (1983-1987) and Chief of Staff to California Governor Edmund G. Brown, Jr. (1975-1981).

Allan R. Lyons, 66. Mr. Lyons has served as one of our directors since March 2003. He is currently chairman of our board’s audit committee and a member of our board’s compensation committee. From January 2000 to the present, he has been the managing member of 21st Century Strategic Investment Planning, LLC, a money management firm with more than $20.0 million under management. He is a director and is currently chairman of the audit committee of Franklin Credit Management Corp., a specialty consumer finance and asset management company based in New York, NY. In late 1999, Mr. Lyons retired from Piaker & Lyons, a diversified certified public accounting firm where he specialized in taxes, estate and financial planning. Before becoming Chairman and Chief Executive Officer of Piaker & Lyons in 1994, Mr. Lyons had been a partner of the firm since 1968.

Class III Directors Serving Until Our 2007 Annual Meeting Of Stockholders:

Michael R. Duckworth, 46. Mr. Duckworth has served as the Chairman of our board since November 2006 and as one of our directors since February 2005 and is currently the chairman of the board’s capital markets committee. He is a partner of Yucaipa Companies, a Los Angeles-based private investment firm specializing in acquiring and operating companies in the retail, distribution, logistics and technology areas. From 2000-2003, Mr. Duckworth was head of West Coast Financial Sponsor Coverage for Merrill Lynch & Co. where he managed client relationships with private equity firms throughout the western region. He was responsible for all client activity including idea generation, public and private debt, equity and merger and acquisition origination, and private equity fund raising. From 1988-2000, Mr. Duckworth served as Managing Director at Bankers Trust/Deutsche Bank where he maintained a similar emphasis on working with Financial Sponsors and on Leveraged Finance.

Ariel Z. Emanuel, 46. Mr. Emanuel has served as one of our directors since November 2004. At present, he is a member of The Endeavor Agency LLC, a California-based talent agency which he founded in 1995. Mr. Emanuel is active in P.S. Arts, an entertainment industry sponsored organization working to bring arts education to public schools in Southern California and served as co-chair of the 2002 Earth to LA biennial fund-raising event for the Natural Resources Defense Council.

Terrence Wallock, 63. Mr. Wallock has served as one of our directors since February 2007.  He currently serves as Chairman of our Nominating and Corporate Governance committee and as a member of our Compensation committee. Previous thereto, Mr. Wallock served as a senior executive officer and general counsel to a number of large grocery and foodservice chains, including Ralph’s Grocery Company, the Vons Companies, and Denny’s, Inc. Most recently, Mr. Wallock has been engaged providing legal and consulting services in connection with merger, acquisition and restructuring situations, as well as advising companies that provide services to the retail grocery business.

INFORMATION ABOUT EXECUTIVE OFFICERS

The following is a summary of information about our executive officers that do not serve as members of our Board of Directors.

Douglas J. Bates, 49. joined us in 2003 as Senior Vice President and General Counsel.  In 2004, he was named Secretary of the Company.  Prior thereto, he was engaged in the private practice of law (2001—2003); co-founded a boutique investment banking firm (1999—2001) and practiced law at the firm of Gallop, Johnson & Neuman, L.C. (1989—1999).

Marc Fierman, 46. Mr. Fierman has served as our Chief Financial Officer since November 2002. Prior thereto, he served as Vice President of Finance (July 2001 to November 2002) and Vice President of Finance—Display Division (March 1999 to June 2001). From April 1997 to February 1999, Mr. Fierman served as the chief financial officer of Brand Manufacturing Corp., which we acquired in January 1999.

Jason S. Flegel, 41. Mr. Flegel has served as one of our Executive Vice Presidents since June 1996. Prior thereto, and since our inception in March 1995, he served as Vice President— Western Region. For more than two years prior thereto, Mr. Flegel was an owner and the Chief Financial Officer of Display Information Systems Company, one of our predecessors.

Alan Tuchman, 48. Mr. Tuchman became one of our Executive Vice Presidents in February 2005 upon our acquisition of Alliance Entertainment Corp. and was also appointed an Interim Co-Chief Executive Officer of our Company in November 2006.  Prior to his service with our Company, he had served as President and Chief Operating Officer of Alliance since 2003. Mr. Tuchman joined Alliance in 1991 and was Vice President from that time until 1996, when he became Senior Vice President of Strategic Planning. Mr. Tuchman held this position until 1997 when he became President of AEC One Stop Group, Inc., a subsidiary of Alliance.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and certain of our officers, as well as other persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and The Nasdaq Stock Market reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the 2007 fiscal year, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except:

•                  Each of Messrs. Davis, Duckworth, Emanuel, Jessick, Lyons, Mays and Schnug failed to timely file a Statement of Changes in Beneficial ownership of Securities to reflect the issuance of 4,575 options to purchase shares of common stock received as compensation for service as a director. These omissions were corrected by filing a Form 4 for each of these individuals in February 2007.

•                  Each of Messrs. Davis, Duckworth, Emanuel, Jessick, Lyons, Mays and Schnug failed to timely file a Statement of Changes in Beneficial ownership of Securities to reflect the issuance of 5,425 options to purchase shares of common stock received as compensation for service as a director. These omissions were corrected by filing a Form 4 for each of these individuals in February 2007.

•                  Each of Messrs. Katzman and Allen failed to timely file a Statement of Changes in Beneficial ownership of Securities to reflect the issuance of 4,575 options to purchase shares of common stock received as compensation as a director.  These omissions were not corrected for these individuals prior to the termination of service on our Board of Directors.

•                  Mr. Katzman failed to timely file a Statement of Changes in Beneficial ownership of Securities to reflect the issuance of 5,425 options to purchase shares of common stock received as compensation as a director.  This omission was not corrected for Mr. Katzman prior to his termination of service on our Board of Directors.

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

CHANGES TO NOMINATING COMMITTEE PROCEDURE

During the fiscal year ended January 31, 2007, there were no changes to the procedure by which shareholders may nominate candidates for election to our Board of Directors.

AUDIT COMMITTEE

Our Board of Directors has a standing Audit Committee.  The current members of the Audit Committee are Allan R. Lyons (chairman), David R. Jessick and Gregory Mays, each of whom is “independent” as defined in rules adopted by The Nasdaq Stock Market, as well as under Rule 10A-3 promulgated under the Exchange Act. The Board of Directors has determined that all members of the Audit Committee, Messrs. Lyons, Jessick and Mays, qualify as audit committee financial experts under the standards issued by the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee, composed entirely of independent directors, is responsible to our Board of Directors, and indirectly to our stockholders, for formulating our compensation philosophies and monitoring and implementing our executive compensation program.  The duties, responsibilities and authority of the Compensation Committee are prescribed in a Compensation Committee Charter adopted by our Board of Directors.  Pursuant to its Charter, the Compensation Committee reviews and recommends executive compensation levels and cash and equity incentives for our executive officers.

In fulfilling its duties, the Compensation Committee may retain outside advisors or consultants or other experts to provide the Committee with the information, advice or expertise as the Committee may deem necessary.  In connection with our acquisitions of Alliance Entertainment Corp. and Chas. Levy Circulating Co., LLC in 2005, the Compensation Committee engaged Pearl Meyer & Partners, a Clark Consulting practice, to conduct a review and analysis of our executive compensation program.  During its engagement, Pearl Meyer compared the competitiveness of our total reward package and the provisions and design of current executive contracts by comparison to a group of public and private companies of comparable complexity and size with particular focus on comparable companies within the various industries in which we compete.  Based on Pearl Meyer’s research and report, the Compensation Committee revised our approach to executive compensation to include sufficient retention incentives for our executive officers that reward long-term growth more than short-term results.

In making compensation determinations, the Compensation Committee may also utilize certain resources, references and industry benchmarks to determine competitive market ranges and reasonable levels of compensation.  In addition, the Compensation Committee may consult or rely on the recommendations of our principal executive officer with respect to all of our executive officers (other than the principal executive officer himself), particularly with regard to the assessment of the individual performance of each of our other executive officers.

Our Executive Compensation Philosophy

The Compensation Committee believes that our executive compensation program should be designed to provide a competitive compensation program that will enable us to attract, motivate, reward and retain executives who have the skills, education, experience and capabilities required to discharge their duties in a competent and efficient manner. In addition, the Compensation Committee believes that executive compensation should be driven primarily by the long-term interests of the Company and its stockholders.

The Compensation Committee believes that the quality of executive leadership significantly affects long-term performance and that it is in the best interest of the stockholders to fairly compensate executive leadership for achievements that meet or exceed the high standards set by the Compensation Committee, so long as there is corresponding risk when performance falls short of such standards.

The Compensation Committee’s general executive compensation philosophy is based on the following three principles:

•                  Compensation Should Relate to Performance. Executive compensation should reward performance and be competitive with pay for positions of similar responsibility at other companies of comparable complexity and size, or comparable companies within the various industries in which we compete.

•                  Incentive Compensation Should Be a Greater Part of Total Direct Compensation For More Senior Positions. As employees assume greater responsibilities and have the opportunity to create more stockholder value, an increasing share of their total compensation package will be derived from variable incentive compensation (both of a long and short-term nature) generated by achievement of objectives producing long-term improvement in corporate performance.

•                  Employee Interests Should Be Aligned with Stockholders. Executive compensation should reward contribution to long-term stockholder value.

Elements of Compensation

Our executive compensation program consists of the following general elements: base salary; discretionary cash incentive bonuses; long-term stock-based incentives; and performance-based cash incentives.

Base Salary

The base annual salary for our executive officers is based upon the level and scope of the responsibility of the executive officer, pay levels of similarly positioned executive officers among companies competing for the services of such executives and a consideration of the level of experience and performance profile of the particular executive officer. Based upon its review and evaluation, the Compensation Committee establishes the base salary to be paid to each executive officer.  Historically, it has been our practice to enter into multi-year employment agreements with each of our named executive officers that include pre-determined annual increases in base salary.

Discretionary Cash Incentive Bonuses

The Compensation Committee has the discretion and authority to make individual cash bonus awards to executive officers for meritorious service to our long-term interests that in some cases may include the individual executive’s performance objectives.  At the conclusion of each fiscal year, the Compensation Committee reviews the individual executive’s performance and, when deemed appropriate, authorizes payment for achievement.

Long-Term Stock-Based Incentive Compensation

The Compensation Committee for many years used stock options as long-term incentives for executives and other key employees. Stock options were historically used because they directly related the amounts earned by executives and other key employees to the amount of appreciation realized by our stockholders over comparable periods. Recent changes in the accounting treatment of stock options, however, have caused the Compensation Committee to deemphasize the use of stock options as a long-term incentive mechanism. In lieu of stock options, the Compensation Committee has established cash-based incentive programs, including a supplemental executive retirement plan and a challenge grant plan (each as discussed below), and intends to explore additional plans and programs designed to reward contributions to increase long-term stockholder value.

Performance-Based Cash Incentives

On February 28, 2005, the Compensation Committee approved the Source Interlink Companies, Inc. Challenge Grant Program, effective as of March 1, 2005 (the “Challenge Grant Program”). The Challenge Grant Program provides that any member of our management and other highly compensated employees (within the meaning of the Employment Retirement Income Security Act of 1974, as amended) that the Compensation Committee (when required under the Challenge Grant Program) designates as eligible to participate in the Challenge Grant Program (“Eligible Challenge Grant Participants”) are entitled to share an aggregate payout (the “Aggregate Payout”) tied to the attainment by us of certain specified consolidated net operating income targets over the period commencing March 1, 2005 and ending January 31, 2008 (the “Challenge Period”).

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

The Aggregate Payout, if any, shall be allocated among the Eligible Challenge Grant Participants in such amounts and proportions as may be determined by the Chief Executive Officer with, in the case of Executives that are also officers of the Corporation subject to the reporting requirements of Section 16 promulgated under the Securities Exchange Act of 1934, as amended, the approval of the Compensation Committee of the Board of Directors. Based on current performance and projected performance levels, the Company has not accrued any aggregate payout related to the Challenge Grant Program at January 31, 2007 and does not expect any payments to be made under this program.

If a Change of Control, as defined, shall occur during the Challenge Period, the Aggregate Payout under the Program shall be equal to that amount set forth in the following table opposite the applicable period in which the Change of Control occurs.

Twelve Month Period Ending	Aggregate Payout
January 31, 2006	$10.0 million
January 31, 2007	$12.5 million
January 31, 2008	$15.0 million

The Compensation Committee reserves the right, but has no obligation, to adjust upward or downward the consolidated net operating income targets under the Challenge Grant Program if, during the Challenge Period, we complete the acquisition or disposition of a significant amount of assets otherwise than in the ordinary course of business.  Any such adjustment during the Challenge Period will be reasonably related to any increase or decrease in our net income expected to result from the completion of such acquisition or disposition.

Other Benefits

General Benefits and Perquisites

Our executives are eligible to participate in all of our employee benefit plans that are generally available to all of our employees, including our 401(k) retirement savings plan, medical, dental, vision, long and short-term disability and group term life insurance.  In addition, we have historically provided certain perquisites to our executive officers. During the 2007 fiscal year, these perquisites included:

•                  supplemental medical expense reimbursement;

•                  personal use of company-leased motor vehicles;

•                  personal use of company-leased aircraft;

•                  special commuting and housing benefits for Mr. Duckworth; and

•                  reimbursement of country club dues.

2007 Named Executive Officer Base Salary and Incentive Compensation Determinations

Principal Executive Officer

On November 10, 2006, we entered into that certain Separation, Consulting and General Release Agreement (the “Separation Agreement”) with S. Leslie Flegel that provided for Mr. Flegel’s immediate resignation as Chairman of the Board, Chief Executive Officer and director of the Company.  The Separation Agreement provided that Mr. Flegel receive $900,000 for his fiscal 2007 bonus and a lump sum severance of $4.6 million, in lieu of any claim to benefits or compensation under his employment agreement with the Company.  In addition, the Separation Agreement contemplates the provision of certain consulting services by Mr. Flegel over a three-year period, for which services Mr. Flegel will receive an annual payment of $1 million and aggregate bonuses of up to $4 million upon the occurrence of any of the following events:  (i) if prior to May 10, 2008 we enter into a definitive agreement with certain parties, Mr. Flegel shall receive a payment of $1,000,000; (ii) if prior to November 10, 2007 we enter into certain definitive agreements in connection with our magazine division, then Mr. Flegel shall receive a payment of $1,000,000; and (iii) if within a pre-determined period we enter into certain definitive agreements in connection with our music division, then Mr. Flegel shall receive a payment of $2,000,000.  Mr. Flegel received a payment of $1,000,000 on May 25, 2007 in connection with (i) above.

In connection with Mr. Flegel’s resignation, Mr. Duckworth was appointed as our Chairman of the Board by the Board of Directors and was granted the power as our principal executive officer to exercise direct general supervision, direction and control over the business and affairs of the Company and our officers.  The Compensation Committee, at a meeting held on March 22, 2007, retroactively determined effective as of November 1, 2006 that Mr. Duckworth be paid a base salary of $75,000 per month in consideration of his service as our principal executive officer.  Such salary will be paid until Mr. Duckworth’s successor is identified and elected.  The Compensation Committee also determined that Mr. Duckworth will not participate in any of our employee benefit plans however, he will continue to receive his compensation for services as a director.  At the Compensation Committee’s discretion, Mr. Duckworth may be awarded cash bonuses.

Other Named Executive Officers

Concurrent with Mr. Duckworth’s appointment, the Board of Directors appointed Mr. Gillis and Mr. Tuchman as Interim Co-Chief Executive Officers to oversee Company operations until a new Chief Executive Officer is identified and elected.  The Compensation Committee determined that as each of Messrs. Gillis and Tuchman are party to an employment agreement with the Company that provides for his compensation, no additional compensation for service as an Interim Co-Chief Executive Officer was warranted.

We are party to employment agreements with each of the other executive officers named in the Summary Compensation Table, which employment agreements provide for the base salaries of such named executive officers through 2009.

Discretionary Cash Incentive Bonuses

As an award for meritorious service for the 2007 fiscal year, the Compensation Committee determined that each of our named executive officers receive a cash bonus in such amount that the executive’s total base salary and cash bonus paid (not earned) in fiscal 2008 would equal the amount of such executive’s total base salary and cash incentive paid (not earned) in fiscal 2007.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), disallows any federal income tax deductions by us for compensation paid to our executive officers in excess of $1 million each in any taxable year. Compensation above $1,000,000 may be deducted if it meets certain technical requirements to be classified as “performance-based compensation.” The Compensation Committee believes that it is in the best interests of our company and its stockholders to pay compensation to its executive officers that is deductible by the company for federal income tax purposes. Our stock option plans have been structured to permit grants of stock options to be eligible for this performance-based exception (so that compensation upon exercise of such options or receipt of such awards, as the case may be, should be deductible under the Code). The Compensation Committee has taken and intends to continue to take whatever actions are necessary to minimize our non-deductible compensation expense, while maintaining, to the extent possible, the flexibility which the Compensation Committee believes to be an important element of our executive compensation program.

SUMMARY COMPENSATION

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer, Principal Financial Officer and each of the three other most highly compensated executive officers, whose 2007 total compensation exceeded $100,000 in each instance, as well as the Company’s former Chief Executive Officer (together the “named executive officers”), for the fiscal year ended January 31, 2007.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation(5)(6)	Total

Michael R. Duckworth (3) Chairman of Board and Principal Executive Officer	2007	$225,000	$—	$—	$—	$—	$—	$12,361	$237,361

James R. Gillis President, Chief Operating Officer and Interim Co-Chief Executive Officer	2007	$524,616	$340,000	$—	$—	$—	$176,813	$41,967	$1,083,396

Alan Tuchman Executive Vice President and Interim Co-Chief Executive Officer	2007	$500,000	$340,000	$—	$—	$—	$128,584	$3,806	$972,390

Jason S. Flegel Executive Vice President	2007	$449,617	$285,000	$—	$—	$—	$64,327	$30,931	$829,875

Marc Fierman Executive Vice President and Chief Financial Officer	2007	$349,809	$150,000	$—	$—	$—	$74,591	$16,029	$590,429

S. Leslie Flegel (4) Former Chairman of the Board and Chief Executive Officer	2007	$721,443	$5,500,000	$—	$1,296,183	$—	$—	$28,211	$7,545,837

(1)   This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of shares of restricted stock for the 2007 fiscal year, in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value is calculated using the fair market value on the date of grant, taken ratably over the stated vesting period. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers. See Note 12 of the Company’s Annual Report on Form 10-K for additional discussion on SFAS No. 123R valuation methodology.

(2)   This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options for the 2007 fiscal year, in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value is calculated using the fair market value on the date of grant, taken ratably over the stated vesting period. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers. See Note 12 of the Company’s Annual Report on Form 10-K for additional discussion on SFAS No. 123R valuation methodology.

(3)   Mr. Duckworth became Chairman of the Board and Principal Executive Officer on November 10, 2006.  Prior to that date, he was a director of the Company.  Compensation paid to Mr. Duckworth prior to November 10, 2006 is presented in the Director Compensation table below.  Mr. Duckworth did not receive a salary and bonus during fiscal 2007.  As discussed above, the Compensation Committee of the Board of Directors approved compensation for Mr. Duckworth’s service as Chairman of the Board subsequent to the end of fiscal 2007.

(4)   Mr. Flegel resigned his position as Chairman of the Board and Chief Executive Officer on November 10, 2006.  Compensation presented in this table includes only compensation paid between February 1, 2006 and November 10, 2006.  The Company modified certain fully vested and outstanding stock options on November 10, 2006 to extend the expiration date for three and one-half months.  As a result of this modification, the Company recorded stock compensation expense of $1.3 million, as presented above.  In addition, the Company agreed to pay Mr. Flegel a bonus of $0.9 million related to service in fiscal 2007 and a $4.6 million severance payment, which are set forth in the bonus column above.

(5)   All other compensation includes the following:

•                  For Mr. Duckworth, special commuting and housing benefits.

•                  For Mr. Gillis, company-leased automobile lease payments of $20,520, reimbursement of country-club dues of $15,023 and supplemental medical expense reimbursement.

•                  For Mr. Tuchman, supplemental medical expense reimbursement.

•                  For Mr. J. Flegel, company-leased automobile lease payments of $13,147, reimbursement of country-club dues of $12,864 and supplemental medical expense reimbursement.

•                  For Mr. Fierman, company-leased automobile lease payments and supplemental medical expense reimbursement.

•                  For Mr. S. Flegel, company-leased automobile lease payments of $14,422, reimbursement of country-club dues of $11,481 and supplemental medical expense reimbursement.

(6)   During fiscal 2007, the Company leased an aircraft.  All flights were for primarily business purposes.  However, companions of the Named Executive Officers did, from time to time, accompany the Named Executive Officers.  The Company has determined that there is no incremental cost of permitting Named Executive Officers to bring companions on business flights.  Therefore, the Company has attributed no value to this perquisite.

GRANTS OF PLAN-BASED AWARDS

No stock grants were issued to Named Executive Officers during fiscal 2007.

DISCUSSION OF SUMMARY COMPENSATION AND PLAN-BASED AWARDS TABLES

James R. Gillis.  Our current employment agreement with Mr. Gillis was entered into on February 28, 2005.  Pursuant to this agreement, Mr. Gillis serves as our president and chief operating officer for a five-year term that commenced on February 28, 2005.  Mr. Gillis was also appointed as an Interim Co-Chief Executive Officer on November 10, 2006.  Mr. Gillis has the usual and customary duties, responsibilities and authority of president and chief operating officer and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require, including the oversight of Company operations until a new Chief Executive Officer is identified and elected.  In accordance with his agreement, Mr. Gillis received a base salary of $525,000 during fiscal year 2007and will receive a base salary of (i) $600,000 during fiscal year 2008, (ii) $624,000 during fiscal year 2009 and (iii) $649,000 from the beginning of fiscal year 2010 through the expiration of the employment agreement.  In addition, Mr. Gillis is entitled to receive a guaranteed bonus each year during his employment with us in an amount equal to the greater of 50% of his base salary in effect in a given year (payable in equal quarterly installments), or such other amount as the Compensation Committee may approve in its sole discretion.  Mr. Gillis is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Jason S. Flegel.   Our current employment agreement with Mr. Flegel was entered into on February 28, 2005.  Pursuant to this agreement, Mr. Flegel serves as our executive vice president for a five-year term that commenced February 28, 2005.  Mr. Flegel has the usual and customary duties, responsibilities and authority of an executive vice president and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. In accordance with his agreement, Mr. Flegel received a base salary of $450,000 during fiscal year 2007 and will receive a base salary of (i) $475,000 during fiscal year 2008, (ii) $500,000 during fiscal year 2009 and (iii) $520,000 from the beginning of fiscal year 2010 through the expiration of the employment agreement. In addition, Mr. Flegel may be awarded an annual bonus in an amount not to exceed 75% of Mr. Flegel’s base salary in effect in a given year, as determined by the Compensation Committee in its sole discretion. Mr. Flegel is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Marc Fierman.   Our current employment agreement with Mr. Fierman was entered into on February 28, 2005.  Pursuant to this agreement, Mr. Fierman serves as our executive vice president and chief financial officer for a five-year term that commenced February 28, 2005.  Mr. Fierman has the usual and customary duties, responsibilities and authority of executive vice president and chief financial officer and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require.  In accordance with his agreement, Mr. Fierman received a base salary of $350,000 during fiscal year 2007 and will receive a base salary of (i) $375,000 during fiscal year 2008, (ii) $400,000 during fiscal year 2009 and (iii) $425,000 from the beginning of fiscal year 2010 through the expiration of the employment agreement.  In addition, Mr. Fierman may be awarded an annual bonus in an amount not to exceed 50% of Mr. Fierman’s base salary in effect in a given year, as determined by the Compensation Committee in its sole discretion.  Mr. Fierman is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Alan E. Tuchman.  On February 28, 2005, we entered into an employment agreement with Mr. Tuchman. Pursuant to his agreement, Mr. Tuchman serves as our executive vice president for a five-year term that commenced February 28, 2005. Mr. Tuchman has the usual and customary duties, responsibilities and authority of an executive vice president and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. In accordance with his agreement, Mr. Tuchman received a base salary of $500,000 during fiscal year 2007 and will receive a base salary of (i) $520,000 during fiscal year 2008,

(ii) $540,800 during fiscal year 2009 and (iii) $562,432 from the beginning of fiscal year 2010 through the expiration of the employment agreement. In addition, Mr. Tuchman may be awarded an annual bonus in an amount not to exceed 75% of Mr. Tuchman’s base salary in effect in a given year, as determined by the Compensation Committee in its sole discretion. Mr. Tuchman is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information on unexercised stock options granted to the named executive officers that were outstanding as of January 31, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Michael R. Duckworth	10,000	—	—	$11.00	2/28/2015	—	—	—	—
	4,575	—	—	$11.15	2/1/2016	—	—	—	—
	5,425	—	—	$8.97	11/29/2016	—	—	—	—
James R. Gillis	134,667	—	—	$7.81	12/14/2008	—	—	—	—
	200,000	—	—	$7.84	8/4/2010	—	—	—	—
	40,000	—	—	$5.00	2/7/2011	—	—	—	—
	50,000	—	—	$4.56	2/1/2013	—	—	—	—
Alan Tuchman	14,175	—	—	$2.30	5/19/2009	—	—	—	—
	98,871	—	—	$9.21	12/8/2009	—	—	—	—
	150,000	—	—	$11.00	2/28/2015	—	—	—	—
Jason S. Flegel	50,000	—	—	$13.25	8/23/2009	—	—	—	—
	50,000	—	—	$3.69	1/4/2011	—	—	—	—
	50,000	—	—	$5.00	2/7/2011	—	—	—	—
	11,500	—	—	$4.21	12/7/2011	—	—	—	—
	50,000	—	—	$4.56	2/1/2013	—	—	—	—
Marc Fierman	20,000	—	—	$7.84	8/4/2010	—	—	—	—
	5,356	—	—	$5.00	2/7/2011	—	—	—	—
	5,000	—	—	$5.02	3/27/2012	—	—	—	—
	30,000	—	—	$4.48	5/20/2012	—	—	—	—
	25,000	—	—	$4.56	2/1/2013	—	—	—	—
S. Leslie Flegel	125,000	—	—	$11.41	2/25/2007	—	—	—	—
	120,000	—	—	$4.35	2/25/2007	—	—	—	—
	150,000	—	—	$4.56	2/25/2007	—	—	—	—
	360,000	—	—	$5.13	2/3/2008	—	—	—	—

OPTIONS EXERCISED AND STOCK VESTED

None of the Company’s Named Executive Officers exercised stock options or had restricted stock units vest during fiscal 2007.

PENSION BENEFITS

Supplemental Executive Retirement Plan

On February 28, 2005, the Compensation Committee of the board of directors approved the Source Interlink Companies, Inc. Supplemental Executive Retirement Plan, effective as of March 1, 2005 (the “SERP”). The SERP is a nonqualified defined benefit plan. The SERP provides that certain members of our management and other highly compensated employees (within the meaning of the Employment Retirement Income Security Act of 1974, as amended) (“ELIGIBLE SERP PARTICIPANTS”) are entitled to be selected to receive certain retirement benefits from us pursuant to an executive participation agreement entered into in connection with the SERP. Under the SERP, an Eligible SERP Participant who terminates employment with us and retires will be eligible to receive retirement benefits as follows:

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

If the Eligible SERP Participant is entitled to receive retirement benefits from us, the amount of retirement benefits will be calculated in accordance with such participant’s executive participation agreement. The Eligible SERP Participant’s retirement benefits will be offset by retirement benefits payable under any defined benefit plans (as defined under the Employee Retirement Income Security Act of 1974, as amended) sponsored by us.

Benefits under the SERP are to be paid monthly for the Eligible SERP Participant’s lifetime, but for not less than 60 months. If an Eligible SERP Participant dies before the end of such 60-month period, monthly payments will continue for the remainder of such 60-month period to the participant’s surviving spouse or estate, as applicable. In the event of a change of control while the SERP is in effect, there will be no acceleration of any benefits under the SERP or any other additional benefits.

Executive Participation Agreements With Named Executive Officers

On March 1, 2005, in connection with participation in the SERP, we entered into executive participation agreements with the following named executive officers, other than Mr. Gillis, selected as Eligible SERP Participants:  Mr. Tuchman, Mr. Flegel and Mr. Fierman. Pursuant to the executive participation agreements, upon an Eligible SERP Participant’s retirement at the age of 65, we will pay to the Eligible SERP Participant a monthly Normal Retirement Benefit of: (i) 25% of the average of the three highest annual base salaries during the five year period preceding the retirement of the Eligible SERP Participant (the “SERP BASE AMOUNT”) after five years of service with us; (ii) 50% of the SERP Base Amount after ten years of service with us; or (iii) 75% of the SERP Base Amount after 15 years of service with us. The maximum payout to an Eligible SERP Participant under the executive participation agreement is 75% of the SERP Base Amount. If an Eligible SERP Participant elects to delay receipt of retirement benefit payments until after the age of 65, we will pay the Eligible SERP Participant a monthly retirement benefit for his or her lifetime calculated on a present value basis as actuarially discounted at 6.25% or the then current One Year Treasury Rate, whichever is higher.

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

Executive Participation Agreement with James R. Gillis

On March 1, 2005, we entered into an executive participation agreement with James R. Gillis in connection with his participation in the SERP. The terms of Mr. Gillis’ executive participation agreement are substantially similar to the terms of the form of executive participation agreement described above, except that the schedule of Normal Retirement Benefit payments is altered in light of Mr. Gillis’ age relative to other younger Eligible SERP Participants. Pursuant to Mr. Gillis’ executive participation agreement, Mr. Gillis is entitled to receive his full benefit paid, without discount, immediately upon his retirement based on the following schedule of payments: (i) 25% of the SERP Base Amount payable immediately after five years of service; (ii) 30% of the SERP Base Amount payable immediately after six years of service; (iii) 35% of the SERP Base Amount payable immediately after seven years of service; (iv) 40% of the SERP Base Amount payable immediately after eight years of service; (v) 45% of the SERP Base Amount payable immediately after nine years of service; (vi) 50% of the SERP Base Amount payable immediately after ten years of service; (vii) 55% of the SERP Base Amount payable immediately after 11 years of service; (viii) 60% of the SERP Base Amount payable immediately after 12 years of service; (ix) 65% of the SERP Base Amount payable immediately after 13 years of service; (x) 70% of the SERP Base Amount payable immediately after 14 years of service; or (xi) 75% of the SERP Base Amount payable immediately after 15 years of service. The maximum payout to Mr. Gillis under his executive participation agreement is 75% of the SERP Base Amount.

Name	Executive Contributions	Company Contributions	Aggregate Earnings	Aggregate Distributions	Aggregate Balance at 1/31/2007
Michael R. Duckworth	$—	$—	$—	$—	$—
James R. Gillis	$—	$175,780	$1,033	$—	$331,912
Alan Tuchman	$—	$128,003	$581	$—	$215,859
Jason S. Flegel	$—	$63,951	$376	$—	$120,754
Marc Fierman	$—	$74,161	$436	$—	$140,033

NON-QUALIFIED DEFERRED COMPENSATION

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Each of the employment agreements with our named executive officers require certain payments if such executive if terminated by the Company without cause or upon the determination of disability or if the executive terminates his agreement for good reason.  Each of such employment agreements are subject to earlier termination by:  (i) the Company at its election with or without cause; (ii) upon the Company’s determination of the disability of the executive; (iii) upon the death of the executive; or (iv) the executive voluntarily upon 30 days’ advance written notice, with or without good reason.

Upon a termination prior to the expiration of the employment period by the Company without proper cause or by the executive upon a change in control or for other good reason, the executive shall receive his annual base compensation for the remainder of the employment period and shall retain medical insurance coverage for the same period.  In addition, Mr. Gillis shall receive a guaranteed annual bonus equal to 12.5% of his annual base compensation.  In each case, if the employment agreement is terminated early by the Company with cause, upon the executive’s death or by the executive without good reason, the Company shall be released of all of its obligations for payment of any compensation or benefits under the agreement.  If, however, the Company terminates the agreement upon the determination of the disability of the executive, the executive shall receive a disability income benefit, payable in monthly installments, equal to 50% of his base compensation for the first 24 months after the early termination and then shall receive a supplemental disability income of $12,000 per month.  The supplemental disability income shall cease upon the earlier of the executive’s death or January 4, 2018 in the case of Mr. Gillis; September 30, 2030 in the case of Jason S. Flegel; November 22, 2025 in the case of Mr. Fierman; and March 24, 2024 in the case of Mr. Tuchman.

In addition, certain of our named executive officers may receive payments under our Supplemental Executive Retirement Plan, as described above.  In no event, however, are payments under the Supplemental Executive Retirement Plan accelerated.  Therefore, payments under the Supplemental Executive Retirement Plan have been excluded from the below table.

The following table indicates the potential payments that would have been received by our Named Executive Officers upon the occurrence of one of the above-referenced events as of January 31, 2007:

Name	Benefit	Termination by Company Without Cause	Termination by Company With Cause	Termination by Company Upon Disability of Executive (1)	Termination Upon Death of Executive	Termination by Executive Upon Change of Control or Other Good Reason	Termination by Executive Without Good Reason
James R. Gillis	Severance	$2,172,750	$0	$3,205,600	$0	$2,172,750	$0
Jason S. Flegel	Severance	$1,495,000	$0	$3,907,500	$0	$1,495,000	$0
Marc Fierman	Severance	$1,200,000	$0	$3,109,500	$0	$1,200,000	$0
Alan Tuchman	Severance	$1,623,232	$0	$3,282,000	$0	$1,623,232	$0

(1)          Assumes payment for entire supplemental disability income period and no earlier death of executive.

COMPENSATION OF DIRECTORS

Under our current policy, each of our directors who is not also one of our employees receives (i) an annual retainer of $35,000, (ii) an additional $3,000 for each quarterly board meeting attended in person, (iii) an additional $1,000 for each committee meeting attended either in person or via telephone, and (iv) an additional $1,000 for each board meeting attended via telephone. Chairmen of committees receive an additional retainer ranging from $10,000 to $25,000 per year depending on the committee chaired. Each committee member, other than the chairman, receives an additional $5,000 per year for each committee on which he serves. All director fees are payable in cash. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the board and its committees.

Our directors also receive an annual grant of stock options for the purchase of 10,000 shares of our stock at an exercise price equal to the last reported sale price on the last day of a fiscal year. These options are fully vested on the date of issuance.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

David R. Jessick	$52,000	$32,914	$84,914
Gregory Mays	$53,000	$32,914	$85,914
George A. Schnug	$48,000	$32,914	$80,914
James R. Gillis	$—	$—	$—
Gray Davis	$57,000	$32,914	$89,914
Allan R. Lyons (4)	$78,000	$32,914	$110,914
Michael R. Duckworth (1)	$58,000	$32,914	$90,914
Ariel Z. Emanuel	$41,000	$32,914	$73,914
Terrence Wallock	$—	$—	$—
A. Clinton Allen (2)	$74,250	$17,353	$91,603
Aron Katzman (3)	$73,000	$32,914	$105,914

(1)                                  Mr. Duckworth was elected our Chairman of the Board of Directors and Principal Executive Officer on November 10, 2007.  Compensation paid after that date is presented in the Summary Compensation Table, above.

(2)                                  Mr. Allen resigned from our Board of Directors on November 29, 2006.

(3)                                  Mr. Katzman resigned from our Board of Directors on February 14, 2007.

(4)           Mr. Lyons elected to have all of his fees that would otherwise have been paid in cash during fiscal 2007 deferred in the Company’s deferred compensation plan.  Compensation presented includes only compensation that would have been paid if he had not made this election.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Source Interlink Companies, Inc. Annual Report on Form 10-K, as amended, for the year ended January 31, 2007.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF SOURCE INTERLINK COMPANIES, INC.

Gregory Mays, Chairman

Allan Lyons, Member

Terrence Wallock, Member

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this item is included in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our annual report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2007.

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL STOCKHOLDERS

The following table sets forth as of May 23, 2007 certain information concerning the ownership of our common stock by:

•                   each person who is known to us to own beneficially 5% or more of our outstanding common stock;

•                   each of our directors, our chief executive officer and our four other most highly paid executive officers in fiscal year 2006; and

•                   all directors and executive officers as a group.

The information presented below is based on information supplied by our officers and directors and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares shown as beneficially owned by them, except to the extent authority is shared by spouses under applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned

AEC Associates, L.L.C. (1)	17,685,568	33.8%
New Mountain Vantage Advisers, L.L.C. (2)	4,630,100	8.9%
Dimensional Fund Advisors, L.P. (3)	4,212,754	8.1%
Wells Fargo & Company (4)	3,327,823	6.4%
Peninusla Capital Management, L.P. (5)	2,931,667	5.6%
S. Leslie Flegel (6)	1,174,835	2.2%
James R. Gillis (7)	533,418	1.0%
Jason S. Flegel (7)	381,860	*
Alan E. Tuchman (7)	263,046	*
Marc Fierman (7)	86,356	*
Michael R. Duckworth (7)	30,000	*
Douglas J. Bates (7)	—	*
Allan R. Lyons (7)(8)	384,037	*
Aron S. Katzman (7)(9)	319,467	*
George A. Schnug (7)	31,000	*
Ariel Z. Emanuel (7)	30,000	*
David R. Jessick (7)	30,000	*
Gregory Mays (7)	30,000	*
Terrence J. Wallock (7)	10,000	*
A. Clinton Allen (7)(10)	—	*

All Directors and named executive officers, as a group (as of May 23, 2007, 12 persons)	1,809,717	3.5%

(1)           The business address for AEC Associates, L.L.C. is: c/o The Yucaipa Companies, 9130 West Sunset Boulevard, Los Angeles, California 90069.

(2)           The business address for New Mountain Vantage Advisors, L.L.C. is 787 Seventh Avenue, 49th Floor, New York, NY 10019. The shares reported include shares held by New Mountain Vantage Advisors, L.L.C. and its subsidiaries and affiliates.

(3)           The business address for Dimensional Fund Advisors, L.P. is 1299 Ocean Avenue, Santa Monica, CA 90401.

(4)           The business address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104. The shares reported include shares held by Wells Fargo & Company and its subsidiaries and affiliates.

(5)           The business address for Peninsula Capital Management, L.P. is 235 Pine Street, Suite 1818, San Fransico, CA 94104.

(6)           Mr. Flegel resigned the position of Chairman of the Board and Chief Executive Officer on November 10, 2006. The business address for S. Leslie Flegel remains c/o Source Interlink Companies, Inc., 27500 Riverview Center Boulevard, Suite 400, Bonita Springs, FL 34134.

(7)           The business address of our officers and directors is c/o Source Interlink Companies, Inc., 27500 Riverview Center Boulevard, Suite 400, Bonita Springs, FL 34134.

(8)           Of the reported shares, 116,010 shares are held by Mr. Lyons’ spouse. Mr. Lyons disclaims beneficial ownership of these securities, and this statement shall not be deemed an admission that he is the beneficial owner of the securities for any purpose.

(9)           Mr. Katzman resigned from the Company’s Board of Directors on February 14, 2007.

(10)         Mr. Allen resigned from the Company’s Board of Directors on November 29, 2006.

Included in the shares reported above are the following shares to be issued upon exercise of options to purchase the Company’s common stock:

Name of Beneficial Owner	Number of Options Exercisable Within 60 Days

James R. Gillis	424,667
Jason S. Flegel	211,500
Alan E. Tuchman	263,046
Marc Fierman	85,356
Michael R. Duckworth	30,000
Allan R. Lyons	50,000
Aron S. Katzman	20,000
George A. Schnug	30,000
Ariel Z. Emanuel	30,000
David R. Jessick	30,000
Gregory Mays	30,000
Terrence J. Wallock	10,000

Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days.   Shares of common stock subject to options that are currently exercisable within 60 days of the date of this report are treated as outstanding for the purpose of computing the percentage ownership of the subject individual.  These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

As of May 23, 2007, there were 52,310,837 shares of our common stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In connection with the merger with Alliance, we and The Yucaipa Companies, an entity affiliated with AEC Associates, entered into a consulting agreement. Pursuant to the consulting agreement and subject to certain conditions specified therein, Yucaipa agreed to provide the Registrant, upon request, with consulting and financial services for an annual fee of $1 million, plus out-of-pocket expenses, however, no additional services are required. The term of the consulting agreement is for a period of five years. Either party may terminate the consulting agreement at any time; however, if we terminate the consulting agreement then we will be required to pay Yucaipa a cash termination payment equal to the remaining unpaid portion of the fees owed for the term in which the termination occurs plus $1 million. Yucaipa agrees, during the term of the consulting agreement and for one year thereafter, not to solicit any employees or consultants of ours or Alliance. In February 2006, in accordance with the terms of the agreement, we engaged Yucaipa to perform certain special services related to our strategic alternatives process.

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

Carol Kloster, one of our executive officers who resigned in October 2006, is a director of Chas. Levy Company, LLC, formerly the sole member of Chas. Levy Circulating Co. LLC. Concurrent with our acquisition of Chas. Levy Circulating Co. LLC, we entered into an agreement with Levy Home Entertainment, LLC, a wholly owned subsidiary of Chas. Levy Company, LLC to purchase book product for distribution to our customers. During the fiscal year ended January 31, 2007, we purchased $39.5 million in book product from Levy Home Entertainment, net of returns.

In connection with the Company’s expected acquisition of Primedia Enthusiast Media, Inc, The Yucaipa Companies agreed to make an additional investment in the Company’s securities of up to $100 million under certain circumstances. The terms of the securities to be purchased will be established by a committee of independent directors. The obligations of the Company and Yucaipa under the agreement terminate at the closing of the acquisition or the termination of the purchase agreement governing the transaction, whichever occurs first. Primedia, Inc, the parent company of Primedia Enthusiast Media, Inc and Primedia Enthusiast Media, Inc are third party beneficiaries of the agreement.

DIRECTOR INDEPENDENCE

Our board has determined that Messrs. Davis, Schnug, Jessick, Lyons, Wallock and Mays are “independent” within the meaning of the rules of The Nasdaq Stock Market, based on its application of the standards set forth in the Corporate Governance Guidelines. Each member of the board’s audit, compensation, nominating and corporate governance and capital markets committees is independent within the meaning of those rules and standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes fees billed to us by our principal accounting firm and independent registered public accounting firm BDO Seidman, LLP for professional services rendered as of and for the years ended January 31, 2007, 2006 and 2005:

	Year ended January 31,
(in thousands)	2007	2006	2005

Audit fees	$1,500	$1,357	$1,122
Audit related fees	69	23	175
Tax fees	76	39	24
All other fees	—	—	—

Total fees	$1,645	$1,419	$1,321

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

Audit Related Fees

These fees result from assurance and related services that are reasonably related to the performance of the audits and reviews of our financial statements and are not included under “Audit Fees” in the foregoing table. In 2007, these fees related primarily to the Company’s 401(k) plan audits and certain SAS 70 reports.

Tax Fees

These fees comprise professional services relating to tax compliance, tax planning and tax advice.

All Other Fees

These fees comprise all other services other than those reported above. Our intent is to minimize services in this category.

Policy Regarding Audit Committee Pre-Approval And Permitted Non-Audit Services Of Independent Registered Public Accounting Firm

The audit committee has adopted a policy for pre-approval of audit and permitted non-audit services by our independent registered public accounting firm. The full audit committee approves annually projected services and fee estimates for these services and establishes budgets for major categories of services. The audit committee chairman has been designated by the audit committee to approve any services arising during the year that were not pre-approved by the audit committee and services that were pre-approved but for which the associated fees will materially exceed the budget established for the type of service at issue. Services approved by the chairman are communicated to the full audit committee at its next regular meeting. For each proposed service, the independent registered public accounting firm is required to provide back-up documentation detailing said service. The audit committee will regularly review summary reports detailing all services being provided to us by our independent registered public accounting firm. During our 2007 fiscal year, all services performed by the independent registered public accounting firm were pre-approved.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)      1. FINANCIAL STATEMENTS:

The Financial Statements have been omitted because the required information was filed with our Original Filing.

2. FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedule has been omitted because the required information was filed with our Original Filing

3. EXHIBITS

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

3.10.1	Amendment to Company Bylaws, incorporate by reference to Current Report on Form 8-K, as filed with the SEC on December 22, 2006 (File No. 001-13437)

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

10.44.2

Second Amendment to Amended and Restated Loan Agreement dated as of October 31, 2006 by and among Source Interlink Companies, Inc., its subsidiaries, Wells Fargo Foothill, Inc., as arranger, administrative agent and collateral agent, and Wachovia Bank, N.A., as documentation agent, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on December 21, 2006 (File No. 001-13437).

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

10.48.2

Second Amendment to Retail Magazine Supply Agreement made and entered into as of April 6, 2007 by and between Barnes & Noble, Inc. and International Periodical Distributors, Inc, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on April 18, 2007 (File No. 001-13437).

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

10.68**

Separation Agreement dated November 10, 2006 between Source Interlink Companies, Inc. and S. Leslie Flegel, incorporated by reference to Current Report on Form 8-K, as filed with the SEC on November 13, 2006 (File No. 001-13437).

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

SOURCE INTERLINK COMPANIES, INC.

May 31, 2007	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2007	/s/ Michael R. Duckworth
Michael R. Duckworth
Chairman of the Board of Directors
(principal executive officer)

May 31, 2007	/s/ James R. Gillis
James R. Gillis
Interim Co-Chief Executive Officer and Director

May 31, 2007	/s/ Gray Davis
Gray Davis
Director

May , 2007
Ariel Z. Emanuel
Director

May 31, 2007	/s/ David R. Jessick
David R. Jessick
Director

May 31, 2007	/s/ Allan R. Lyons
Allan R. Lyons
Director

May , 2007
Gregory Mays
Director

May 31, 2007	/s/ George A. Schnug
George A. Schnug
Director

May 31, 2007	/s/ Terrence J. Wallock
Terrence J. Wallock
Director