Form 10-Q
period 2007-04-30
SOURCE INTERLINK COMPANIES INC
filed 2007-06-11
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-13437

SOURCE INTERLINK COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
27500 Riverview Center Blvd., Suite 400 Bonita Springs, Florida	34134
(Address of principal executive offices)	(Zip Code)

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

☐ Yes      ☒ No

As of June 4, 2007, there were 52,310,837 shares of the Company’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2007	January 31, 2007
	(unaudited)
Assets
Current assets
Cash	$14,514	$—
Trade receivables, net	92,608	102,658
Purchased claims receivable	12,668	16,983
Inventories	257,500	248,941
Income tax receivable	9,316	9,932
Deferred tax asset	29,809	29,531
Other	8,080	5,440
Total current assets	424,495	413,485
Property, plants and equipment	94,116	98,812
Less accumulated depreciation and amortization	(29,532)	(30,897)
Net property, plants and equipment	64,584	67,915
Other assets
Goodwill, net	396,330	395,902
Intangibles, net	115,960	118,971
Other	17,249	13,758
Total other assets	529,539	528,631
Total assets	$1,018,618	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS (CONCLUDED)
(in thousands, except per share amounts)

	April 30, 2006	January 31, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Checks issued against future advances on revolving credit facility	$—	$1,465
Accounts payable (net of allowance for returns of $145,764 and $164,069 at April 30, 2007 and January 31, 2007, respectively)	312,508	308,184
Accrued expenses	68,434	62,838
Deferred revenue	2,612	2,630
Current portion of obligations under capital leases	1,033	995
Current maturities of debt	8,930	7,850
Total current liabilities	393,517	383,962
Deferred tax liability	32,470	32,500
Obligations under capital leases	860	1,069
Debt, less current maturities	143,766	146,534
Other	5,233	6,519
Total liabilities	575,846	570,584
Commitments and contingencies
Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	—	—
Common stock, $0.01 par (100,000 shares authorized; 52,224 and 52,064 shares issued)	522	521
Additional paid-in-capital	475,541	474,796
Total contributed capital	476,063	475,317
Accumulated deficit	(35,938)	(37,766)
Accumulated other comprehensive income:
Foreign currency translation	2,647	1,896
Total stockholders’ equity	442,772	439,447
Total liabilities and stockholders’ equity	$1,018,618	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended April 30,
	2007	2006
Revenues	$475,405	$447,894
Cost of revenues (including depreciation of $217 and $154)	375,911	358,924
Gross profit	99,494	88,970
Selling, general and administrative expense	58,091	54,068
Fulfillment freight	25,755	21,935
Depreciation and amortization	6,836	5,804
Impairment of land and building held for sale	—	529
Operating income	8,812	6,634
Other income (expense):
Interest expense (including amortization of deferred financing fees of $146 and $157)	(3,567)	(2,267)
Interest income	41	68
Other	71	19
Total other expense	(3,455)	(2,180)
Income from continuing operations, before income taxes	5,357	4,454
Income tax expense	2,143	1,592
Income from continuing operations	3,214	2,862
Discontinued operation, net of income taxes	(1,386)	397
Net income	$1,828	$3,259
Earnings per share—basic
Continuing operations	$0.06	$0.05
Discontinued operation	(0.02)	0.01
Total	$0.04	$0.06
Earnings per share—diluted
Continuing operations	$0.06	$0.05
Discontinued operation	(0.03)	0.01
Total	$0.03	$0.06
Weighted average common shares outstanding—basic	52,153	51,708
Weighted average common shares outstanding—diluted	52,632	53,154

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance, January 31, 2007	52,064	$521	$474,796	$(37,766)	$1,896	$439,447
Net income	—	—	—	1,828	—	1,828
Foreign currency translation	—	—	—	—	751	751
Comprehensive income	—	—	—	—	—	2,579
Stock compensation expense	—	—	179	—	—	179
Exercise of stock options	160	1	229	—	—	230
Excess tax benefit from stock options exercised	—	—	337	—	—	337
Balance, April 30, 2007	52,224	$522	$475,541	$(35,938)	$2,647	$442,772

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended April 30,
	2007	2006
Operating Activities
Net income	$1,828	$3,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,339	6,240
Provision for losses on accounts receivable	1,106	1,728
Deferred revenue	18	(360)
Stock compensation expense	179	400
Loss on sale of discontinued operation	508	—
Impairment of land and building held for sale	—	529
Other	490	(259)
Changes in assets and liabilities (excluding business acquisitions):
Decrease (increase) in accounts receivable	5,733	(8,220)
Increase in inventories	(14,264)	(9,816)
Increase in other current and non-current assets	(3,093)	(1,654)
Increase (decrease) in accounts payable and other liabilities	7,043	(48,775)
Cash provided by (used in) operating activities	6,887	(56,928)
Investment Activities
Capital expenditures	(4,027)	(1,955)
Purchase of claims	(23,756)	(27,902)
Payments received on purchased claims	28,071	27,655
Proceeds from sale of wood manufacturing division, net of cash transferred	9,970	—
Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired	—	(13,620)
Acquisition of Anderson SCN Services, LLC, net of cash acquired	—	(25,990)
Other	44	(1,017)
Cash provided by (used in) investing activities	10,302	(42,829)
Financing Activities
(Decrease) increase in checks issued against revolving credit facilities	(1,383)	5,965
(Repayments) borrowings under credit facilities	(3,811)	69,793
Net (payments) borrowings on notes payable and capital leases	1,952	692
Proceeds from the issuance of common stock	230	54
Excess tax benefit from exercise of stock options	337	14
Cash (used in) provided by financing activities	(2,675)	76,518
Increase (decrease) in cash	14,514	(23,239)
Cash, beginning of period	—	23,239
Cash, end of period	$14,514	$—

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Nature of Business and Basis of Presentation

Source Interlink Companies, Inc. (the “Company”) is a leading marketing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items. The Company’s fully integrated businesses include:

•       Distribution and fulfillment of entertainment products to major retail chains throughout North America and directly to consumers of entertainment products ordered through the Internet;

•       Import and export of periodicals sold in more than 100 markets worldwide;

•       Coordination of product selection and placement of impulse items sold at checkout counters;

•       Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase; and

•       Design, manufacture and installation of wire fixtures in major retail chains.

Source Interlink serves approximately 110,000 retail store locations throughout North America. Supply chain relationships include movie studios, record labels, magazine and newspaper publishers, confectionary companies and manufacturers of general merchandise.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended April 30, 2007 and 2006 and our financial position as of April 30, 2007, respectively have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 25, 2007, as amended on May 31, 2007.

Certain reclassifications have been made to conform to the current period presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

Adoption of FIN-48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. Effective February 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, no adjustment was required.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. Such interest and penalties are not material in the periods presented.

The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several US states. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2002.

2.                 Trade Receivables

Trade receivables consist of the following:

	April 30,	January 31,
(in thousands)	2007	2007
	(unaudited)
Trade receivables	$278,784	$312,116
Less allowances for:
Sales returns and other	168,518	192,328
Doubtful accounts	17,658	17,130
Total allowances	186,176	209,458
Trade receivables, net	$92,608	$102,658

3.                 Inventories

Inventories consist of the following:

	April 30,	January 31,
(in thousands)	2007	2007
	(unaudited)
Raw materials	$510	$3,048
Work-in-process	1,083	2,519
Finished goods:
Pre-recorded music and video	138,878	133,193
Magazines and books	116,576	107,449
Fixtures	453	2,732
Inventories	$257,500	$248,941

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.                 Debt and Revolving Credit Facility

Debt consists of:

	April 30,	January 31,
(in thousands)	2007	2007
	(unaudited)
Revolving credit facility—Wells Fargo Foothill	$112,648	$116,459
Note payable—Magazine import and export	2,808	3,500
Note payable—Former owner of Empire	233	233
Note payable—Arrangements with suppliers	9,553	10,180
Mortgage loan—Wachovia Bank	19,500	19,750
Equipment loans	7,954	4,262
Total debt	152,696	154,384
Less current maturities	8,930	7,850
Debt, less current maturities	$143,766	$146,534

Wells Fargo Foothill Credit Facility

On February 28, 2005, the Company modified its existing credit facility with Wells Fargo Foothill (“WFF”) as a result of its acquisition of Alliance. The primary changes from the original line of credit were to (1) increase the maximum allowed advances under the line of credit from $45.0 million to $250.0 million and (2) extend the maturity date from October 2009 to October 2010. In addition, in conjunction with the modification of the existing credit facility, the Company repaid the balance of its $10.0 million WFF term loan. WFF, as arranger and administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) will make revolving loans to us and our subsidiaries of up to $250.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Amended and Restated Loan Agreement dated February 28, 2005 by and among us, our subsidiaries, and WFF.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association’s San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.0% at April 30, 2007) based upon a ratio of the Company’s EBITDA to interest expense (“Interest Coverage Ratio”). At April 30, 2007 the prime rate was 8.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company had 3 LIBOR contracts outstanding at April 30, 2007 (expiring through June 2007) that bear interest at a weighted average rate of approximately 7.3%. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios. The Company was in compliance with these ratios at April 30, 2007.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $85.5 million at April 30, 2007.

Equipment Loans

Through the acquisition of Alliance, the Company entered into a loan agreement with SunTrust Leasing Corporation (the “SunTrust Loan”) for the purchase of equipment to be used at various locations. A credit line of $6.8 million was approved under the SunTrust Loan, with repayment terms for five promissory notes ranging from three to five years. The total principal balance of the SunTrust Loan outstanding as of April 30, 2007 was $3.7 million.

During the first quarter of fiscal 2008, the Company entered into a loan agreement with Wachovia Bank, N.A. (the “Wachovia Loan”) for the purchase of equipment to be used at various locations. The total principal balance of the Wachovia Loan outstanding as of April 30, 2007 was $4.2 million.

Supplier Loans

Through the acquisition of Levy, the Company assumed four notes payable with suppliers (the “Supplier Loans”) totaling $14.0 million. The maturity dates of the notes range between March 2007 and August 2014 and bear interest at 5%. Principal repayments range from $1.0 to $2.0 million per fiscal year with $1.6 million and $1.7 million due to be repaid in fiscal year 2007 and 2008, respectively. The total principal balance of the Supplier Loans as of April 30, 2007 was $9.6 million.

Mortgage Loan

The Company obtained a 10 year, $20.0 million conventional mortgage loan through Wachovia Bank (the “Wachovia Mortgage”). The Wachovia Mortgage is collateralized by land and building located in Coral Springs, FL. The Wachovia Mortgage monthly principal payments are approximately $0.08 million plus interest at a rate of LIBOR plus a margin of 1.60%. At the end of the 10 year term, a balloon payment in the amount of $11.1 million is due and payable. The total principal balance of the Wachovia Mortgage as of April 30, 2007 was $19.5 million.

Magazine Import and Export Notes

Concurrent with the magazine import and export acquisition in November 2004, the Company issued an additional $7.7 million in notes payable. At April 30, 2007, the balance on all magazine import and export notes was $2.8 million. These notes bear interest at a rate of 2.37% and require quarterly payments through February, 2008.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The aggregate amount of debt maturing through January 31, 2012 is as follows:

(in thousands)	Amount
Fiscal year:
Remainder of 2008	$6,633
2009	6,302
2010	3,948
2011	115,148
2012	2,515
Thereafter	18,150
Total	$152,696

At April 30, 2007 and January 31, 2007, unamortized deferred financing fees were approximately $1.5 million and $1.7 million, respectively.

5.                 Earnings per Share

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

	Three months ended April 30,
(in thousands)	2007	2006
Weighted average common shares outstanding—Basic	52,153	51,708
Dilutive effect of stock options and warrants	479	1,446
Weighted average common shares outstanding—Diluted	52,632	53,154

For the three months ended April 30, 2007 and 2006, stock options to purchase 1.8 million and 0.2 million stock options and warrants, respectively, were excluded from the calculation of diluted income per share because their exercise price exceeded the average market price of the common shares during the period.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.                 Discontinued Operation

On April 30, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division. The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which S. Leslie Flegel, the Company’s former Chairman of the Board and Chief Executive Officer has an interest. The Wood Manufacturing division was formerly reported as part of our In-Store Services segment. The book value of the net assets sold on the closing date was $11.6 million. The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million cash, subject to adjustment based upon the working capital transferred to the buyer, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%. The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower. Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note. This discount was approximately $1.0 million. For the three months ended April 30, 2007 and 2006, the summary results for the Wood Manufacturing division are as follows:

	Three months ended April 30,
(in thousands)	2007	2006
Revenues	$2,551	$6,706
(Loss) income from discontinued operation, before income taxes	$(1,463)	$711
Income tax (benefit) expense	(585)	314
(Loss) income from discontinued operation	(878)	397
Loss on sale of discontinued operation, before income taxes	(847)	—
Income tax benefit	(339)	—
Loss on sale of discontinued operation	(508)	—
Discontinued operation, net	$(1,386)	$397

7.                 Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid is as follows:

	Three months ended April 30,
(in thousands)	2007	2006
Interest	$2,850	$2,054
Income taxes (net of receipts of $27 in 2007)	$241	$2,501

As discussed in Note 9, the Company disposed of its Wood Manufacturing division for the total consideration of $13.5 million, including $3.5 million in the form of a note receivable.

As discussed in Note 2, the Company acquired Mid-Atlantic on March 30, 2006 for the total consideration of $17.7 million, including $13.6 million in cash and $4.1 million in the form of a note payable.

As discussed in Note 2, the Company acquired SCN on March 30, 2006 for the total consideration of $36.2 million, including $26.0 million in cash and $10.2 million in the form of a note payable.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.                 Stock-Based Compensation

On February 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective method. On February 1, 2007, the Company granted approximately 0.1 million options to non-executive members of its board of directors. The Company recognized stock compensation expense of approximately $0.2 million associated with this grant. Also on February 1, 2006, the Company granted approximately 0.1 million options to non-executive members of its board of directors. The Company recognized stock compensation expense of approximately $0.3 million associated with this grant.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended April 30,
	2007	2006
Weighted average dividend yield	0.0%	0.0%
Weighted average expected volatility	36.9%	41.4%
Weighted average expected life	3.1 years	3.1 years
Weighted average risk-free interest rate	4.8%	4.5%

9.                 Segment Financial Reporting

The Company’s segment reporting is based on the reporting of senior management to the chief operating decision maker. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.

The reportable segments of the Company are CD and DVD Fulfillment, Magazine Fulfillment, In-Store Services, and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies.

Based on the comparability of the operations, Mid-Atlantic and SCN’s results are included in the Magazine Fulfillment group.

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

Shared Services consists of overhead functions not allocated to individual operating segments.

The segment results are as follows:

(in thousands)	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated
Three months ended April 30, 2007
Revenues	$230,816	$233,935	$10,654	$—	$475,405
Cost of revenues	190,875	178,866	6,170	—	375,911
Gross profit	39,941	55,069	4,484	—	99,494
Selling, general and administrative expense	21,613	30,315	1,980	4,183	58,091
Fulfillment freight	7,701	18,054	—	—	25,755
Depreciation and amortization	4,035	2,103	121	577	6,836
Operating income	$6,592	$4,597	$2,383	$(4,760)	$8,812
Capital Expenditures	$1,683	$1,292	$230	$822	$4,027
As of April 30, 2007
Total assets	$522,166	$341,187	$83,883	$71,382	$1,018,618
Goodwill, net	$201,532	$169,875	$24,923	$—	$396,330
Intangibles, net	$78,351	$36,425	$1,184	$—	$115,960

(in thousands)	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated
Three months ended April 30, 2006
Revenues	$240,690	$194,979	$12,225	$—	$447,894
Cost of revenues	199,504	152,125	7,295	—	358,924
Gross profit	41,186	42,854	4,930	—	88,970
Selling, general and administrative expense	21,805	24,106	1,984	6,173	54,068
Fulfillment freight	8,744	13,191	—	—	21,935
Depreciation and amortization	3,458	1,651	145	550	5,804
Impairment of land and building held for sale	—	—	—	529	529
Operating income	$7,179	$3,906	$2,801	$(7,252)	$6,634
Capital Expenditures	$941	$444	$79	$491	$1,955
As of January 31, 2007
Total assets	$541,122	$342,733	$89,524	$36,652	$1,010,031
Goodwill, net	$201,532	$169,600	$24,770	$—	$395,902
Intangibles, net	$80,229	$37,456	$1,286	$—	$118,971

Approximately $12.7 million and $8.9 million of the Company’s total revenues in the Magazine Fulfillment segment for the three months ended April 30, 2007 and 2006, respectively, were derived from the export of U.S. publications to overseas markets. At April 30, 2007 and January 31, 2007, identifiable assets attributable to the export of U.S. publications were $32.6 million and $27.2 million.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.          Subsequent Event

On May 13, 2007, Source Interlink Companies, Inc. (“Source”), Consumer Source, Inc. (“Consumer”) a wholly owned subsidiary of Primedia, Inc. and (“Primedia”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) governing the purchase by Source of all of the issued and outstanding capital stock of Primedia Enthusiast Media, Inc. (“PEM”). Under the terms of the Purchase Agreement, Source would acquire 100% of the outstanding capital stock of PEM from Consumer for $ 1,177.9 million in cash, subject to adjustment for changes in working capital. The Company expects to finance the acquisition by issuing approximately $1.3 billion in debt. The parties anticipate the closing of the transaction contemplated by the Purchase Agreement (the “Transaction”) will occur in mid-summer 2007. Source and Consumer have made customary representations, warranties and covenants in the Purchase Agreement. Source and Consumer have agreed to make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

Consummation of the Transaction is subject to various conditions, including, among other things, the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In connection with the Transaction, The Yucaipa Companies, LLC (“Yucaipa”) delivered to Source a commitment letter (the “Commitment Letter”) that contemplates Yucaipa making an additional investment in Source’s securities of up to $100 million under certain circumstances. The terms of the securities to be purchased will be established by a committee of independent directors. The obligations of Source and Yucaipa under the Commitment Letter terminate at the closing of the Transaction or the termination of the Purchase Agreement, whichever occurs first. Primedia and Consumer are third party beneficiaries of the Commitment Letter.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Quarterly Report on Form 10-Q including, but not limited to, those contained in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under  “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2007 on Form 10-K filed with the SEC on April 25, 2007, as amended on May 31, 2007:

•       market acceptance of and continuing demand for magazines, DVDs, CDs and other home entertainment products;

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2007 filed with the SEC on April 25, 2007, as amended on May 31, 2007 could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•       Design, manufacture and installation of wire fixtures in major retail chains.

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

Our suppliers include:

•       Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

•       Film studios, such as The Walt Disney Company, Time Warner Inc., Sony Corp., The News Corporation, Viacom Inc. and General Electric Company; and

•       Magazine Distributors, such as COMAG Marketing Group, LLC, Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc.

On February 28, 2005, we completed our merger with Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market, principally selling CDs and DVDs. Following the merger, we organized the combined company into three operating business units:

•       Magazine Fulfillment—The magazine fulfillment segment sells and distributes magazines to major retailers and wholesalers, imports foreign titles for domestic retailers and wholesalers, exports domestic titles to foreign wholesalers, provides return processing services, serves as an outsource fulfillment agent and provides customer-direct fulfillment.

•       CD and DVD Fulfillment—The CD and DVD fulfillment segment sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

•       In-Store Services—The in-store services segment designs, manufactures and invoices participants in front-end fixture programs, provides claim filing services for rebates owed retailers from publishers and their agents, designs, manufactures, ships, installs and removes front-end fixtures and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

Overview

Significant events that occurred during the three months ended April 30, 2007 and 2006 include:

Sale of Wood Manufacturing Division

On April 30, 2007, we sold substantially all of the assets of our Wood Manufacturing Division. This discontinued operation has been excluded from current and prior year results as presented herein. See Note 9—Discontinued Operation.

Acquisition of Anderson Mid-Atlantic News, LLC

On March 30, 2006, we acquired all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC (“Mid-Atlantic”) from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, we provided approximately $9.6 million on the date of acquisition to Mid-Atlantic to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit. Mid-Atlantic’s results of operations have been included in our Consolidated Financial Statements since the date of acquisition. The allocation of purchase price is presented in Note 2 to our Consolidated Financial Statements.

Acquisition of Anderson-SCN Services, LLC

On March 30, 2006, we acquired all of the issued and outstanding membership interests of Anderson-SCN Services, LLC (“SCN”) from Anderson News, LLC for a purchase price of approximately $9.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, we provided approximately $17.0 million on the date of acquisition to SCN to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of SCN was satisfied by issuance of a promissory note totaling $10.2 million. The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit. SCN’s results of operations have been included in our Consolidated Financial Statements since the date of acquisition. The allocation of purchase price is presented in Note 2 to our Consolidated Financial Statements.

Results of operations

Please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 and filed with the SEC on April 25, 2007, as amended on May 31, 2007, for more information on the types of revenues and expenses included within the specific line-items in our financial statements.

CD and DVD Fulfillment

The following table sets forth, for the periods presented, information relating to our CD and DVD Fulfillment segment:

	Three months ended April 30,		Change
	2007	2006	Amount	Percent
Revenues	$230,816	$240,690	$(9,874)	(4.1)%
Cost of revenues	190,875	199,504	(8,629)	(4.3)%
Gross profit	39,941	41,186	(1,245)	(3.0)%
Selling, general and administrative expenses	21,613	21,805	(192)	(0.9)%
Fulfillment freight	7,701	8,744	(1,043)	(11.9)%
Depreciation and amortization	4,035	3,458	577	16.7%
Operating income	$6,592	$7,179	$(587)	(8.2)%
Key operating measures:
Gross profit margin	17.3%	17.1%	0.2%
Operating income margin	2.9%	3.0%	(0.1)%
Fulfillment freight as a percent of revenues	3.3%	3.6%	(0.3)%
Selling, general and administrative expenses as a percent of revenues	9.4%	9.1%	0.3%

Revenues decrease primarily due to industry trends within the CD and recorded music industry. Gross profit margin increased primarily due to improved pricing and vendor rebates.

Fulfillment freight decreased primarily due to decreased shipments. Fulfillment freight as a percent of revenues decreased primarily due to a shift of a larger portion of shipments to certain customers to ground versus air.

Selling, general and administrative expenses decreased primarily due to a change in the method of allocation of costs formerly accumulated in the Shared Services segment. Under the current methodology, approximately $0.2 million less selling, general and administrative expenses would have been recorded in the same period of the prior year.

Depreciation and amortization increased primarily due to capital expenditures in the three final quarters of fiscal 2007.

Operating income decreased primarily due the factors listed above.

Magazine Fulfillment

The following table sets forth, for the periods presented, information relating to our Magazine Fulfillment segment:

	Three months ended April 30,		Change
	2007	2006	Amount	Percent
Revenues	$233,935	$194,979	$38,956	20.0%
Cost of revenues	178,866	152,125	26,741	17.6%
Gross profit	55,069	42,854	12,215	28.5%
Selling, general and administrative expenses	30,315	24,106	6,209	25.8%
Fulfillment freight	18,054	13,191	4,863	36.9%
Depreciation and amortization	2,103	1,651	452	27.4%
Operating income	$4,597	$3,906	$691	17.7%
Key operating measures:
Gross profit margin	23.5%	22.0%	1.5%
Operating income margin	2.0%	2.0%	(0.0)%
Fulfillment freight as a percent of revenues	7.7%	6.8%	0.9%
Selling, general and administrative expenses as a percent of revenues	13.0%	12.4%	0.6%
Revenues from:
Domestic distribution	$221,241	$186,076	$35,165	18.9%
International distribution	$12,694	$8,903	$3,791	42.6%

On March 30, 2007 we acquired Mid-Atlantic and SCN. Increases in individual income statement line items within our Magazine Fulfillment group are primarily related to the impact of the inclusion of three months of results in the first quarter of fiscal 2008 versus one in the same period of fiscal 2007.

Gross profit margin increased primarily due to improved pricing from publishers.

Fulfillment freight as a percent of revenues increased primarily due to decreased efficiencies within the mainstream market.

Selling, general and administrative expenses as a percent of revenues increased primarily due to increased overhead related to the acquisition of Mid-Atlantic and SCN, and as a percent of revenues primarily due to a change in the method of allocation of costs formerly accumulated in the Shared Services segment. Under the current methodology, approximately $1.7 million of additional selling, general and administrative expenses would have been recorded in the same period of the prior year. This increased allocation was partially offset by synergies realized from the integration of recent acquisitions.

In-Store Services

The following table sets forth, for the periods presented, information relating to our In-Store Services segment (results for fiscal 2007 have been revised to eliminate the results of our Wood Manufacturing Division which was sold in April 2007):

	Three months ended April 30,		Change
	2007	2006	Amount	Percent
Revenues	$10,654	$12,225	$(1,571)	(12.9)%
Cost of revenues	6,170	7,295	(1,125)	(15.4)%
Gross profit	4,484	4,930	(446)	(9.1)%
Selling, general and administrative expenses	1,980	1,984	(4)	(0.2)%
Depreciation and amortization	121	145	(24)	(16.6)%
Operating income	$2,383	$2,801	$(418)	(14.9)%
Key operating measures:
Gross profit margin	42.1%	40.3%	1.8%
Operating income margin	22.4%	22.9%	(0.5)%
Selling, general and administrative expenses as a percent of revenues	18.6%	16.2%	2.4%
Revenues from:
Claim filing and information	$3,500	$4,548	$(1,048)	(23.0)%
Wire manufacturing	$7,154	$7,677	$(523)	(6.8)%

Revenues from Claim filing and information decreased primarily due to the timing of payments received on claims filed. Revenues from Wire manufacturing decreased primarily due to fewer jobs in the current quarter versus the same period of the prior year.

Gross profit decreased primarily due to lower revenue, while gross profit margin increased primarily due to higher profit margin jobs within the wire manufacturing group.

Selling, general and administrative expenses increased due in part to a change in the method of allocation of costs formerly accumulated in the Shared Services segment. Under the current methodology, approximately $0.1 million of additional selling, general and administrative expenses would have been recorded in the same period of the prior year.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared services segment:

	Three months ended April 30,		Change
	2007	2006	Amount	Percent
Selling, general and administrative expenses	4,183	6,173	(1,990)	(32.2)%
Depreciation and amortization	577	550	27	4.9%
Impairment of land and building held for sale	—	529	(529)	(100.0)%
Operating loss	$(4,760)	$(7,252)	$2,492	(34.4)%
Key operating measures:
Selling, general and administrative expenses as a percent of total revenues	0.9%	1.4%	(0.5)%

Selling, general and administrative expenses decreased primarily due to a change in the method of allocation of costs formerly accumulated in the Shared Services segment. Under the current methodology, approximately $1.6 million more selling, general and administrative expenses would have been allocated to the operating segments in the same period of the prior year. Selling, general and administrative expenses also decreased $0.4 million due in part to the elimination of the corporate aircraft lease.

In the first quarter of fiscal 2007, we recorded an impairment related to land and building held for sale that was sold after the balance sheet date to record the assets at their fair value.

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

Income Tax Expense

The effective tax rates were 40.0% and 36.9% for the current quarter and the same quarter of the prior year, respectively. The increase in effective tax rates relates primarily to the treatment of certain taxable differences that occurred in the first quarter of fiscal 2007. We anticipate our effective tax rate to approximate 40% for the remainder of the year.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of April 30, 2007:

	Payments due during the year ending January 31,
	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total
Debt obligations	$6,633	$6,302	$3,948	$115,148	$20,665	$152,696
Interest payments(a)	8,950	11,550	11,220	6,221	4,688	42,629
Capital leases	843	791	259	—	—	1,893
Operating leases	11,732	12,297	10,404	6,933	18,557	59,923
Total contractual cash obligations	$28,158	$30,940	$25,831	$128,302	$43,910	$257,141

(a)           Interest is calculated using the prevailing weighted average rate on our outstanding debt at April 30, 2007, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

	Notional amounts expiring during the year ending January 31,
(in thousands)	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total
Financial standby letters of credit	$4,825	$2,095	$—	$—	$—	$6,920

Operating Cash Flow

Net cash provided by operating activities was $6.9 million for the quarter ended April 30, 2007 versus cash used in operating activities of $56.9 million for the quarter ended April 30, 2006.

Operating cash flows for the three months ended April 30, 2007 were comprised of:

•       Net income of $1.8 million,

•       Plus non-cash charges and positive changes in operating assets and liabilities including:

•        Depreciation and amortization of $7.3 million,

•        Provisions for losses on accounts receivable of $1.1 million,

•        Loss on sale of discontinued operation of $0.5 million,

•        Decreases in accounts receivable of $5.7 million, and

•        Increases in accounts payable and other liabilities of $7.0 million.

•       Cash was used for:

•        Increases in inventories of $14.3 million and

•        Increases in other current and non-current assets of $3.1 million.

The decrease in accounts receivable of $5.7 million relates primarily to a decrease in accounts receivable within our CD and DVD Fulfillment group of $18.6 million related to the timing of customer payments, offset by an increase within our Magazine Fulfillment group of $15.0 million related primarily to the timing of customer payments and decreased expected returns during the second quarter of fiscal 2008 versus the first quarter of fiscal 2008.

The increase in accounts payable and other liabilities of $7.0 million relates primarily to an increase in accounts payable within our Magazine fulfillment group of $14.4 million primarily related to the timing of vendor payments, offset by a decrease in accounts payable and other liabilities within our CD and DVD Fulfillment group of $8.5 million primarily related to the timing of vendor payments.

The increase in inventories of $14.3 million relates primarily to an increase in inventories of $9.1 million related primarily to the timing of shipments and increased consignment inventory as well as an increase within our CD and DVD Fulfillment group of $5.7 million related primarily to the timing of purchases and shipments.

Operating cash flows for the three months ended April 30, 2006 were comprised of:

•       Net income of $3.3 million,

•       Plus non-cash charges including:

•        depreciation and amortization of $6.2 million,

•        provisions for losses on accounts receivable of $1.7 million,

•        stock compensation expense of $0.4 million, and

•        impairment of land and building held for sale of $0.5 million.

•       Cash was used for:

•        a decrease in deferred revenue of $0.4 million,

•        an increase in accounts receivable of $8.2 million,

•        an increase in inventories of $9.8 million,

•        an increase in other assets of $1.7 million, and

•        a decrease in accounts payable and other liabilities of $48.8 million.

The increase in accounts receivable was primarily due to a $30.7 million increase in accounts receivable in our Magazine Fulfillment group. $6.2 million of this increase results from the timing of the acquisition of Mid-Atlantic and SCN, approximately $10.5 million in new receivables as a result of bringing in new customers and locations, and $6.2 million associated with increased domestic specialty distribution and timing receipts from major customers. Additionally, increased production within our In-Store Services group during the first quarter of fiscal 2007, versus fourth quarter fiscal 2006 resulted in $3.2 million in additional receivables. These increases in accounts receivable were partially offset by a decrease in accounts receivable of $25.1 million within our CD and DVD Fulfillment group, primarily related to the timing of receipts from major customers.

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

Investing Cash Flow

Net cash provided by investing activities was $10.3 million for the quarter ended April 30, 2007 versus cash used in investing activities of $42.8 million for the quarter ended April 30, 2006.

For the quarter ended April 30, 2007, cash provided by investing activities consisted primarily of $10.0 million received from the sale of our Wood Manufacturing group and $4.3 million received from net collections of advance pay claims, offset by $4.0 million in capital expenditures.

For the quarter ended April 30, 2006 cash used in investing activities consisted primarily of $13.6 million paid to acquire Mid-Atlantic and $25.9 million paid to acquire SCN. Additionally, we incurred capital expenditures of $2.0 million and other investing expenditures of $1.0 million.

Financing Cash Flow

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycles of the CD and DVD and magazine distribution businesses. Because the magazine distribution business and Advance Pay program cash requirement peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter. Alliance has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore should have greater borrowings in the third quarter to finance the buildup of inventory.

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

Net cash used in financing activities was $2.7 million for the quarter ended April 30, 2007 versus cash provided by financing activities of $76.5 million for the quarter ended April 30, 2006.

Financing activities in the quarter ended April 30, 2007 consisted primarily of repayments under our revolving credit facility of $3.8 million and a decrease in checks issued against future borrowings under the revolving credit facility of $1.4 million, offset by borrowings under notes payable of $2.0 million

Financing activities in the quarter ended April 30, 2006 consisted primarily of borrowings under our revolving credit facility of $69.8 million and an increase in checks issued against future borrowings under the revolving credit facility of $6.0 million. The significant borrowings under the revolving credit facility were primarily for the purpose of acquiring Mid-Atlantic and SCN.

Debt

For a detailed description of the terms of our significant debt instruments, please see Note 7 to our Consolidated Financial Statements.

In connection with our expected acquisition of Primedia Enthusiast Media, Inc., we expect to issue approximately $1.3 billion in debt. Interest associated with this debt will significantly impact our liquidity and capital resources. We expect to pay interest with cash flow generated from operations.

Significant debt transactions during the three months ended April 30, 2006 are as follows:

•       In connection with the acquisition of Mid-Atlantic on March 30, 2006, we issued a promissory note to its former owner in the amount of $4.1 million. It was repaid during the remainder of fiscal 2007. The remainder of the purchase price, $13.6 million, was funded by borrowings on our revolving credit facility.

•       In connection with the acquisition of SCN on March 30, 2006, we issued a promissory note to its former owner in the amount of $10.2 million. It was repaid during the remainder of fiscal 2007. The remainder of the purchase price, $26.0 million, was funded by borrowings on our revolving credit facility.

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

Our debt primarily relates to credit facilities with Wells Fargo Foothill. See Note 7 to our Consolidated Financial Statements.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of $112.6 million at April 30, 2007. Interest on the outstanding balance is charge based on a variable interest rate related to the prime rate (8.25% at April 30, 2007) plus a margin specified in the credit agreement based on an availability calculation (0.25% at April 30, 2007).

A 1.0% increase in the prevailing interest rate on our debt at April 30, 2007 is estimated to cause an increase of $1.0 million in the interest expense for the remainder of the year ending January 31, 2008.

We do not perform any interest rate hedging activities related to this facility.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchase of foreign magazines for domestic distribution.

Revenues derived from the export of foreign titles (or sales to domestic brokers who facilitate the export) totaled $12.7 million for the quarter ended April 30, 2007 or 2.7% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $24.4 million (of a total $613.8 million or 4.0%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

ITEM 4.                CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).

Attached as exhibits to this Quarterly Report are certifications of our principal executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The information appearing below should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions

Based on this evaluation, our principal executive officer and our chief financial officer, have concluded that, subject to the limitations noted above, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Principal Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Except as set forth in this paragraph, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act that occurred during the fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect those controls.

PART II—OTHER INFORMATION

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

ITEM 1A.        RISK FACTORS.

There were no material changes, additions or deletions from our risk factors as presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the SEC on April 25, 2007, as amended May 31, 2007.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.                OTHER INFORMATION.

Not Applicable.

ITEM 6.                EXHIBITS.

See Exhibit Index.

SIGNATURES

Pusuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCE INTERLINK COMPANIES, INC.
June 11, 2007	By:	/s/ MARC FIERMAN
Marc Fierman
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*                    Filed herewith.