Form 10-Q/A
period 2007-04-30
SOURCE INTERLINK COMPANIES INC
filed 2007-06-13
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, originally filed on June 11, 2007 (the “Original Filing”). We are filing this Amendment solely to correct a typographical error within the column headings on page 5 of the Original Filing. No other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS (CONCLUDED)
(in thousands, except per share amounts)

	April 30, 2007	January 31, 2007
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Checks issued against future advances on revolving credit facility	$—	$1,465
Accounts payable (net of allowance for returns of $145,764 and $164,069 at April 30, 2007 and January 31, 2007, respectively)	312,508	308,184
Accrued expenses	68,434	62,838
Deferred revenue	2,612	2,630
Current portion of obligations under capital leases	1,033	995
Current maturities of debt	8,930	7,850
Total current liabilities	393,517	383,962
Deferred tax liability	32,470	32,500
Obligations under capital leases	860	1,069
Debt, less current maturities	143,766	146,534
Other	5,233	6,519
Total liabilities	575,846	570,584
Commitments and contingencies
Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	—	—
Common stock, $0.01 par (100,000 shares authorized; 52,224 and 52,064 shares issued)	522	521
Additional paid-in-capital	475,541	474,796
Total contributed capital	476,063	475,317
Accumulated deficit	(35,938)	(37,766)
Accumulated other comprehensive income:
Foreign currency translation	2,647	1,896
Total stockholders’ equity	442,772	439,447
Total liabilities and stockholders’ equity	$1,018,618	$1,010,031

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Quarterly Report on Form 10-Q/A including, but not limited to, those contained in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under  “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2007 on Form 10-K filed with the SEC on April 25, 2007, as amended on May 31, 2007:

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

SOURCE INTERLINK COMPANIES, INC.
June 13, 2007	By:	/s/ MARC FIERMAN
Marc Fierman
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*                    Filed herewith.