Form 10-Q
period 2007-07-31
SOURCE INTERLINK COMPANIES INC
filed 2007-09-10
CIK 943605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

☐ Yes      ☒ No

As of September 4, 2007, there were 52,320,837 shares of the Company’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2007	January 31, 2007
	(unaudited)

Assets
Current assets
Cash	$10,490	$—
Trade receivables, net	61,366	102,658
Purchased claims receivable	5,040	16,983
Inventories	249,715	248,941
Income tax receivable	—	9,932
Deferred tax asset	29,820	29,531
Other	8,784	5,440

Total current assets	365,215	413,485

Property, plants and equipment	98,838	98,812
Less accumulated depreciation and amortization	(32,239)	(30,897)

Net property, plants and equipment	66,599	67,915

Other assets
Goodwill, net	396,041	395,902
Intangibles, net	112,555	118,971
Other	19,680	13,758

Total other assets	528,276	528,631

Total assets	$960,090	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS (CONCLUDED)

(in thousands, except per share amounts)

	July 31, 2007	January 31, 2007
	(unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Checks issued against future advances on revolving credit facility	$—	$1,465
Accounts payable (net of allowance for returns of $141,654 and $164,069 at July 31, 2007 and January 31, 2007, respectively)	266,764	308,184
Accrued expenses	58,128	62,838
Deferred revenue	1,894	2,630
Current portion of obligations under capital leases	1,343	995
Current maturities of debt	8,157	7,850
Income Tax Payable	1,884	—

Total current liabilities	338,170	383,962

Deferred tax liability	32,451	32,500
Obligations under capital leases	1,046	1,069
Debt, less current maturities	137,322	146,534
Other	5,267	6,519

Total liabilities	514,256	570,584

Commitments and contingencies

Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	—	—
Common stock, $0.01 par (100,000 shares authorized; 52,321 and 52,064 shares issued)	523	521
Additional paid-in-capital	476,078	474,796

Total contributed capital	476,601	475,317
Accumulated deficit	(33,721)	(37,766)
Accumulated other comprehensive income: Foreign currency translation	2,954	1,896

Total stockholders’ equity	445,834	439,447

Total liabilities and stockholders’ equity	$960,090	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006

Revenues	$434,147	$433,308	$909,552	$881,202
Cost of revenues (including depreciation of $218, $139, $435 and $294)	340,658	339,199	716,569	698,123

Gross profit	93,489	94,109	192,983	183,079

Selling, general and administrative expense	55,266	54,074	113,357	108,142
Fulfillment freight	24,493	25,092	50,248	47,027
Depreciation and amortization	6,985	6,011	13,821	11,815
Relocation, integration and consolidation expenses	324	715	324	715
Gain on sale of assets	(173)	—	(173)	—
Impairment of land and building held for sale	—	—	—	529

Operating income	6,594	8,217	15,406	14,851

Other income (expense):
Interest expense (including amortization of deferred financing fees of $150, $168, $300, and $300)	(2,894)	(2,868)	(6,461)	(5,135)
Interest income	238	44	279	112
Other	128	56	199	75

Total other expense	(2,528)	(2,768)	(5,983)	(4,948)

Income from continuing operations, before income taxes	4,066	5,449	9,423	9,903
Income tax expense	1,627	2,211	3,770	3,803

Income from continuing operations	2,439	3,238	5,653	6,100
Discontinued operation, net of income taxes	(222)	856	(1,608)	1,253

Net income	$2,217	$4,094	$4,045	$7,353

Earnings per share – basic
Continuing operations	$0.04	$0.06	$0.11	$0.12
Discontinued operation	—	0.02	(0.03)	0.02

Total	$0.04	$0.08	$0.08	$0.14

Earnings per share – diluted
Continuing operations	$0.04	$0.06	$0.11	$0.12
Discontinued operation	—	0.02	(0.03)	0.02

Total	$0.04	$0.08	$0.08	$0.14

Weighted average common shares outstanding – basic	52,304	51,811	52,230	51,760
Weighted average common shares outstanding – diluted	52,441	53,291	52,538	53,223

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Equity

Balance, January 31, 2007	52,064	$521	$474,796	$(37,766)	$1,896	$439,447

Net income	—	—	—	4,045	—	4,045
Foreign currency translation	—	—	—	—	1,058	1,058

Comprehensive income	—	—	—	—	—	5,103

Stock compensation expense	—	—	179	—	—	179
Exercise of stock options	258	2	714	—	—	716
Excess tax benefit from stock options exercised	—	—	389	—	—	389

Balance, July 31, 2007	52,322	$523	$476,078	$(33,721)	$2,954	$445,834

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended July 31,
	2007	2006

Operating Activities
Net income	$4,045	$7,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,674	12,664
Provision for losses on accounts receivable	1,838	2,214
Deferred revenue	(736)	(711)
Stock compensation expense	179	416
Loss on sale of discontinued operation	730	—
Impairment of land and building held for sale	—	529
Other	686	(1,424)
Changes in assets and liabilities (excluding business acquisitions):
Decrease in accounts receivable	36,307	7,427
(Increase) decrease in inventories	(6,479)	13,713
Decrease (increase) in other current and non-current assets	7,470	(3,199)
Decrease in accounts payable and other liabilities	(49,202)	(80,975)

Cash provided by (used in) operating activities	9,512	(41,993)

Investment Activities
Capital expenditures	(9,436)	(6,460)
Purchase of claims	(47,587)	(58,541)
Payments received on purchased claims	59,531	57,840
Proceeds from sale of wood manufacturing division, net of cash transferred	9,828	—
Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired	—	(13,652)
Acquisition of Anderson SCN Services, LLC, net of cash acquired	—	(26,081)
Proceeds from sale of fixed assets	54	51
Other	(2,553)	(1,330)

Cash provided by (used in) investing activities	9,837	(48,173)

Financing Activities
Decrease in checks issued against revolving credit facilities	(1,383)	—
(Repayments) borrowings under credit facilities	(9,079)	71,905
Net borrowings (payments) on notes payable and capital leases	498	(5,096)
Proceeds from the issuance of common stock	716	1,351
Excess tax benefit from exercise of stock options	389	1,164

Cash (used in) provided by financing activities	(8,859)	69,324

Increase (decrease) in cash	10,490	(20,842)
Cash, beginning of period	—	23,239

Cash, end of period	$10,490	$2,397

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

•                  Coordination of product selection and placement of impulse items sold at checkout counters at major retail chains throughout North America;

•                  Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase; and

•                  Design, manufacture and installation of wire display fixtures in major retail chains throughout North America.

Source Interlink serves approximately 110,000 retail store locations throughout North America. Supply chain relationships include movie studios, record labels, magazine and newspaper publishers, confectionary companies and manufacturers of general merchandise.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended July 31, 2007 and 2006 and our financial position as of July 31, 2007, respectively have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Adoption o f FIN-48

On February 1, 2007, the Company adopted FIN-48 – Accounting for uncertainty in income taxes – an interpretation of FASB statement No. 109.  As a result of the adoption, the Company determined that it did not have any material uncertain tax positions which were required to be fully or partially de-recognized in its previously issued financial statements.  Accrued interest and penalties on uncertain tax positions are classified as Income tax expense in the Company’s consolidated results of operations and are not material.

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

2. Trade Receivables

Trade receivables consist of the following:

(in thousands)	July 31, 2007	January 31, 2007
	(unaudited)

Trade receivables	$243,750	$312,116
Less allowances for:
Sales returns and other	164,016	192,328
Doubtful accounts	18,368	17,130

Total allowances	182,384	209,458

Trade receivables, net	$61,366	$102,658

3. Inventories

Inventories consist of the following:

(in thousands)	July 31, 2007	January 31, 2007
	(unaudited)

Raw materials	$575	$3,048
Work-in-process	1,129	2,519
Finished goods:
Pre-recorded music and video	127,016	133,193
Magazines and books	120,603	107,449
Display fixtures	392	2,732

Inventories	$249,715	$248,941

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

4. Debt and Revolving Credit Facility

Debt consists of:

(in thousands)	July 31, 2007	January 31, 2007
	(unaudited)

Revolving credit facility – Wells Fargo Foothill	$107,380	$116,459
Note payable – Magazine import and export	2,112	3,500
Note payable – Former owner of Empire	233	233
Note payable – Arrangements with suppliers	9,329	10,180
Mortgage loan – Wachovia Bank	19,250	19,750
Equipment loans	7,175	4,262

Total debt	145,479	154,384
Less current maturities	8,157	7,850

Debt, less current maturities	$137,322	$146,534

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Wells Fargo Bank, National Association’s San Francisco office, plus a margin of between 0.0% and 1.00% (applicable margin was 0.25% at July 31, 2007) based upon a ratio of the Company’s EBITDA to interest expense (“Interest Coverage Ratio”). At July 31, 2007 the prime rate was 8.25%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of between 2.00% and 3.00% based upon our Interest Coverage Ratio. The Company had no LIBOR contracts outstanding at July 31, 2007. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to WFF, for the benefit of the Lenders. These loans mature on October 31, 2010.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. There are also limitations on capital expenditures and the Company is required to maintain certain financial ratios.

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $46.3 million at July 31, 2007.

See Note 10 – Subsequent Event, for discussion regarding payoff of existing revolving credit facility.

The aggregate amount of debt maturing through January 31, 2012 is as follows:

(in thousands)	Amount

Fiscal year:
Remainder of 2008	$4,601
2009	6,385
2010	3,949
2011	109,880
2012	2,514
Thereafter	18,150

Total	$145,479

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

At July 31, 2007 and January 31, 2007, unamortized deferred financing fees were approximately $1.4 million and $1.7 million, respectively.  See Note 10 – Subsequent Events, for a discussion regarding payoff of existing revolving credit facility.

5. Earnings per Share

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006

Weighted average common shares outstanding – basic	52,304	51,811	52,216	51,760
Dilutive effect of stock options and warrants outstanding	137	1,480	322	1,463

Weighted average common shares outstanding – diluted	52,441	53,291	52,538	53,223

The following were not included in weighted average common shares outstanding because they are antidilutive:

Stock options	1,823	221	1,747	330
Warrants	101	10	104	10

Total	1,924	231	1,851	340

6. Discontinued Operation

On April 30, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division.  The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which S. Leslie Flegel, the Company’s former Chairman of the Board and Chief Executive Officer, has an interest.  The Wood Manufacturing division was formerly reported as part of our In-Store Services segment.  The book value of the net assets sold on the closing date was $11.6 million.  The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million cash, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%.  The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower.  Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note.  This discount was approximately $1.0 million.  Based upon the final determination of working capital, the Company agreed to refund to the buyer $1.9 million in cash during the third quarter of fiscal 2008.  For the three and six months ended July 31, 2007 and 2006, the summary results for the Wood Manufacturing division are as follows:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006

Revenues	$—	$8,198	$2,551	$14,904
(Loss) income from discontinued operation, before income taxes	—	1,376	(1,463)	2,087
Income tax (benefit) expense	—	520	(585)	834

Loss (income) from discontinued operation	—	856	(878)	1,253

Loss on sale of discontinued operation, before income taxes	(370)	—	(1,217)	—
Income tax benefit	(148)	—	(487)	—

Loss on sale of discontinued operation	(222)	—	(730)	—

Discontinued operation, net	$(222)	$856	$(1,608)	$1,253

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

7. Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid is as follows:

	Six months ended July 31,
(in thousands)	2007	2006

Interest	$6,115	$4,694
Income taxes (net of receipts of $10,206 in 2007)	$(9,839)	$7,178

As discussed in Note 6, the Company disposed of its Wood Manufacturing division for the total consideration of $13.5 million, including $3.5 million in the form of a note receivable, of which the Company has agreed to refund $1.9 million to the buyer during the third quarter of fiscal 2008.

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

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

The In-Store Services segment derives revenues from (1) providing claim filing services related to rebates owed retailers from publishers or their designated agent, (2) designing, manufacturing, shipping, installation and removal of front-end display fixtures, including high end wire and (3) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

Shared Services consists of overhead functions not allocated to individual operating segments.

The segment results are as follows:

(in thousands)	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated

Three months ended July 31, 2007
Revenues	$195,200	$228,478	$10,469	$—	$434,147
Cost of revenues	158,647	175,813	6,198	—	340,658

Gross profit	36,553	52,665	4,271	—	93,489
Selling, general and administrative expense	21,280	28,443	1,944	3,599	55,266
Fulfillment freight	7,232	17,261	—	—	24,493
Depreciation and amortization	4,181	2,136	122	546	6,985
Relocation, integration and consolidation expenses	—	324	—	—	324
Gain on sale of assets	—	—	(173)	—	(173)

Operating income	$3,860	$4,501	$2,378	$(4,145)	$6,594

As of July 31, 2007
Total assets	$497,919	$342,830	$68,567	$50,774	$960,090
Goodwill, net	$201,532	$169,875	$24,634	$—	$396,041
Intangibles, net	$76,472	$35,001	$1,082	$—	$112,555

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

(in thousands)	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated

Three months ended July 31, 2006
Revenues	$198,182	$223,240	$11,886	$—	$433,308
Cost of revenues	160,487	172,175	6,537	—	339,199

Gross profit	37,695	51,065	5,349	—	94,109
Selling, general and administrative expense	19,603	26,648	2,028	5,795	54,074
Fulfillment freight	7,505	17,587	—	—	25,092
Depreciation and amortization	3,616	1,728	143	524	6,011
Relocation, integration and consolidation expenses	—	547	—	168	715

Operating income	$6,971	$4,555	$3,178	$(6,487)	$8,217

As of January 31, 2007
Total assets	$541,122	$342,733	$89,524	$36,652	$1,010,031
Goodwill, net	$201,532	$169,600	$24,770	$—	$395,902
Intangibles, net	$80,229	$37,456	$1,286	$—	$118,971

(in thousands)	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated

Six months ended July 31, 2007
Revenues	$426,016	$462,413	$21,123	$—	$909,552
Cost of revenues	349,522	354,679	12,368	—	716,569
Gross profit	76,494	107,734	8,755	—	192,983
Selling, general and administrative expense	42,893	58,758	3,924	7,782	113,357
Fulfillment freight	14,933	35,315	—	—	50,248
Depreciation and amortization	8,216	4,239	243	1,123	13,821
Relocation, integration and consolidation expenses	—	324	—	—	324
Gain on sale of assets	—	—	(173)	—	(173)

Operating income	$10,452	$9,098	$4,761	$(8,905)	$15,406

Capital Expenditures	$2,966	$3,687	$351	$2,432	$9,436

(in thousands)	CD and DVD Fulfillment	Magazine Fulfillment	In-Store Services	Shared Services	Consolidated

Six months ended July 31, 2006
Revenues	$438,872	$418,219	$24,111	$—	$881,202
Cost of revenues	359,991	324,300	13,832	—	698,123

Gross profit	78,881	93,919	10,279	—	183,079
Selling, general and administrative expense	41,408	50,754	4,012	11,968	108,142
Fulfillment freight	16,249	30,778	—	—	47,027
Depreciation and amortization	7,074	3,379	288	1,074	11,815
Relocation, integration and consolidation expenses	—	547	—	168	715
Impairment of land and building held for sale	—	—	—	529	529

Operating income	$14,150	$8,461	$5,979	$(13,739)	$14,851

Capital Expenditures	$3,026	$1,127	$240	$2,067	$6,460

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Approximately $13.2 million and $8.6 million of the Company’s total revenues in the Magazine Fulfillment segment for the three months ended July 31, 2007 and 2006, respectively, and $25.9 million and $17.5 million of the Company’s total revenues in the Magazine Fulfillment segment for the six months ended July 31, 2007 and 2006, respectively were derived from the export of U.S. publications to overseas markets. At July 31, 2007 and January 31, 2007, identifiable assets attributable to the export of U.S. publications were $30.1 million and $27.2 million.

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

10. Subsequent Events

On August 1, 2007, the Company completed its acquisition (the “Acquisition”) of PRIMEDIA Enthusiast Media Inc. (“Enthusiast Media”), one of the largest providers of print and digital content to the enthusiast community in the United States, from Consumer Source, Inc. (“Consumer”) for a purchase price of approximately $1.178 billion in cash, subject to post closing adjustments.  The Acquisition was effectuated pursuant to a stock purchase agreement (the “Purchase Agreement”) dated as of May 13, 2007, by and between, Consumer and PRIMEDIA, Inc. (“Primedia”).

In connection with the Acquisition, the Company indirectly acquired 80.1% of Automotive.com, Inc. (“Automotive.com”), a subsidiary of Enthusiast Media.  In accordance with the Purchase Agreement, the Company assumed Primedia’s obligations to make certain payments to the minority shareholders of Automotive.com, as provided for in the Automotive.com, Inc. Stockholders Agreement (the “Automotive.com Stockholders Agreement”), dated as of November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, and the certain Automotive.com shareholders and options holders.  The Company may acquire the remaining 19.9% of Automotive.com’s stock in 2009 or 2010, subject to certain rights held by Automotive.com’s minority shareholders.  The settlement price for the remaining 19.9% interest is based on a measure of Automotive.com’s earnings in the fiscal year prior to settlement.

Also on August 1, 2007 (the “Closing Date”), the Company entered into three new credit facilities: a six-year $300 million senior secured asset-based revolving loan, a seven-year $880 million senior secured term loan, and a one-year $465 million senior subordinated bridge loan.  On the Closing Date, the Company used the proceeds of the new facilities (i) to pay off existing revolving credit facility, (ii) for the purchase price of the Acquisition, (iii) to pay related fees and expenses of approximately $50 million and (iv) for general corporate purposes.

The terms of the new credit facilities are set forth in three separate agreements (i) a Revolving Credit Agreement, dated as of August 1, 2007, by and among the Company, certain subsidiaries of the Company as guarantors, Citicorp North America, Inc. (“CNAI”) as administrative agent and collateral agent, JP Morgan Chase Bank, N.A. (“JPMC”) as syndication agent, and the lenders from time to time party thereto; (ii) a Term Loan Agreement, dated as of August 1, 2007, by and among the Company, certain subsidiaries of the Company as guarantors, CNAI as administrative agent and collateral agent, JPMC as syndication agent, and the lenders from time to time party thereto; and (iii) a Senior Subordinated Bridge Loan Agreement, dated as of August 1, 2007, by and among the Company, certain subsidiaries of the Company as guarantors, CNAI as administrative agent and collateral agent, JPMC as syndication agent, and the lenders from time to time party thereto (collectively, the “Credit Agreements”).

Amounts outstanding under the Revolving Credit Agreement bear interest at either 0.50 percent per annum above the base rate as quoted by CNAI (the “Base Rate”) or 1.50 percent per annum above specified Eurodollar rates, at the Company’s option.  There is no mandatory amortization of the revolving loans, which must not exceed a borrowing base.

The term loans bear interest at either 2.25 percent per annum above the Base Rate or 3.25 percent per annum above specified Eurodollar rates, at the Company’s option.  Term loans must be paid-in quarterly installments of 1.0 percent per annum of the original principal amount, with the balance due at maturity.  The Term Loan Agreement requires the Company to maintain a consolidated senior secured leverage ratio that declines over time.

Interest under the Senior Subordinated Bridge Loan Agreement accrues at either 3.75 percent per annum above the Base Rate or 4.75 percent per annum above specified Eurodollar rates, at the Company’s option, and increases every three months by 0.50 percent per annum, but cannot exceed 11.25 percent per annum.  If bridge loans remain outstanding for more than one year, lenders under the Senior Subordinated Bridge Loan Agreement may exchange their loans for senior subordinated notes governed by an indenture having generally the same terms as the Senior Subordinated Bridge Loan Agreement with an interest rate not to exceed 11.25%.

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

(unaudited)

Obligations under the Revolving Loan Agreement and Term Loan Agreement are secured by substantially all of the Company’s and its subsidiaries’ assets, subject to an intercreditor agreement providing generally that inventory and receivables of the Company and it’s subsidiaries are pledged first to support the revolving loan obligations, and the other assets of the Company and its subsidiaries are pledged first to support the term loan obligations.  In addition to the obligations described above, under each of the Credit Agreements, the Company is subject to various affirmative and negative covenants and reporting obligations in favor of the lenders, including, among others, restrictions on indebtedness, liens, investments, fundamental changes, asset dispositions, affiliate transactions and dividends.  The Company also has agreed to maintain its properties and existence, comply with laws, maintain records, allow inspections by lenders and comply with its contractual obligations, subject to specified exceptions.  Events of default include nonpayment of amounts due to the lenders, violation of covenants, change of control, default under other indebtedness, judgments and specified insolvency-related events, subject, in certain instances, to specified thresholds, cure periods and/or exceptions.  If an event of default occurs and is continuing the lenders may declare the commitments to be terminated and the loans to be due, and may exercise all rights and remedies available under law, including remedies against the pledged collateral.

The Company’s obligations under each of the Credit Agreements are guaranteed by all of the Company’s active domestic subsidiaries.  The Company’s obligations under the Senior Subordinated Bridge Loan Agreement are subordinated to its obligations under the Revolving Credit Agreement and/or the Term Loan Agreement.

Some lenders may participate as lenders under more than one of the Company’s three new credit facilities.  In addition, CNAI is the collateral agent under the Revolving Credit Agreement and the Term Loan Agreement, and the administrative agent under each of the Credit Agreements.

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

•                  Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase; and

•                  Design, manufacture and installation of wire display fixtures in major retail chains.

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

On February 28, 2005, we completed our merger with Alliance Entertainment Corp, a logistics and supply chain management services company for the home entertainment product market, principally selling CDs and DVDs. Following the merger, we organized the combined company into three operating business units:

•                  Magazine Fulfillment – The magazine fulfillment segment sells and distributes magazines to major retailers and wholesalers, imports foreign titles for domestic retailers and wholesalers, exports domestic titles to foreign wholesalers, provides return processing services, serves as an outsource fulfillment agent and provides customer-direct fulfillment.

•                  CD and DVD Fulfillment – The CD and DVD fulfillment segment sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

•                  In-Store Services – The in-store services segment designs, manufactures and invoices participants in front-end fixture programs, provides claim filing services for rebates owed retailers from publishers and their agents, designs, manufactures, ships, installs and removes front-end fixtures and provides information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers.

Overview

On August 1, 2007 we completed our acquisition of Primedia Enthusiast Media, Inc., one of the largest providers of print and digital content to the enthusiast community in the United States, from Consumer Source, Inc. for a purchase price of approximately $1.178 billion in cash, subject to post closing adjustments. See Note 10 – Subsequent Events.

Significant events that occurred during the six months ended July 31, 2007 and 2006 include:

Sale of Wood Manufacturing Division

On April 30, 2007, we sold substantially all of the assets of our Wood Manufacturing Division.  This discontinued operation has been excluded from current and prior year results as presented herein.  See Note 9 – Discontinued Operation.

Acquisition of Anderson Mid-Atlantic News, LLC

On March 30, 2006, we acquired all of the issued and outstanding membership interests of Anderson Mid-Atlantic News, LLC (“Mid-Atlantic”) from Anderson News, LLC for a purchase price of approximately $4.0 million, subject to adjustment based on the negative net worth as of the closing date of the transaction. In addition, we provided approximately $9.6 million on the date of acquisition to Mid-Atlantic to repay a portion of their outstanding intercompany debt. The remaining outstanding intercompany debt of Mid-Atlantic was satisfied by issuance of a promissory note totaling $4.1 million.  The purchase price and the intercompany debt repayment were funded by borrowings against our revolving line of credit.  Mid-Atlantic’s results of operations have been included in our Consolidated Financial Statements since the date of acquisition

Acquisition of Anderson-SCN Services, LLC

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

THREE MONTHS ENDED JULY 31, 2007 AND 2006

CD and DVD Fulfillment

The following table sets forth, for the periods presented, information relating to our CD and DVD Fulfillment segment:

	Three months ended July 31,		Change
	2007	2006	Amount	Percent

Revenues	$195,200	$198,182	$(2,982)	(1.5)%
Cost of revenues	158,647	160,487	(1,840)	(1.2)%

Gross profit	36,553	37,695	(1,142)	(3.0)%
Selling, general and administrative expenses	21,280	19,603	1,677	8.6%
Fulfillment freight	7,232	7,505	(273)	(3.6)%
Depreciation and amortization	4,181	3,616	565	15.6%

Operating income	$3,860	$6,971	$(3,111)	(44.6)%

Key operating measures:
Gross profit margin	18.7%	19.0%	(0.3)%
Operating income margin	2.0%	3.5%	(1.5)%
Fulfillment freight as a percent of revenues	3.7%	3.8%	(0.1)%
Selling, general and administrative expenses as a percent of revenues	10.9%	9.9%	1.0%

Revenues decreased primarily due to negative industry trends within the CD and recorded music industry, gross profit margin decreased primarily due to a shift in product mix toward DVDs and away from CDs which traditionally have higher gross margins and fewer vendor rebates and incentives versus the same period of the prior year.

Fulfillment freight decreased primarily due to decreased shipments.  Fulfillment freight as a percent of revenues decreased primarily due to a shift of a larger portion of shipments to certain customers to less expensive ground versus air freight.

Selling, general and administrative expenses increased primarily due to new vendor managed inventory business, where we provide in-store product merchandising, and other new business ventures.

Depreciation and amortization increased primarily due to capital expenditures in the two final quarters of fiscal 2007.

Operating income decreased primarily due the factors listed above.

Magazine Fulfillment

The following table sets forth, for the periods presented, information relating to our Magazine Fulfillment segment:

	Three months ended July 31,		Change
	2007	2006	Amount	Percent

Revenues	$228,478	$223,240	$5,238	2.4%
Cost of revenues	175,813	172,175	3,638	2.1%

Gross profit	52,665	51,065	1,600	3.1%
Selling, general and administrative expenses	28,443	26,648	1,795	6.7%
Fulfillment freight	17,261	17,587	(326)	(1.9)%
Depreciation and amortization	2,136	1,728	408	23.6%
Relocation expense	324	547	(223)	(40.8)%

Operating income	$4,501	$4,555	$(54)	(1.2)%

Key operating measures:
Gross profit margin	23.1%	22.9%	0.2%
Operating income margin	2.0%	2.0%	(0.0)%
Fulfillment freight as a percent of revenues	7.6%	7.9%	(0.3)%
Selling, general and administrative expenses as a percent of revenues	12.5%	11.9%	0.6%
Revenues from:
Domestic distribution	$215,234	$214,687	$547	0.3%
International distribution	$13,244	$8,553	$4,691	54.8%

Revenues increased primarily due to increased export distribution as a result of a new exclusive export contract with a major domestic national distributor.

Gross profit margin increased primarily due to improved pricing from vendors.

Fulfillment freight as a percent of revenues decreased primarily due to synergies achieved related to our acquisition of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC.

Selling, general and administrative expenses as a percent of revenues increased due in part to increased expenses as a result of the addition of new customers and a change in the method of allocation of costs formerly accumulated in the Shared Services segment, partially offset by synergies achieved related to our acquisition of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC.  Under the current methodology, approximately $1.0 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

In-Store Services

The following table sets forth, for the periods presented, information relating to our In-Store Services segment (results for fiscal 2007 have been revised to eliminate the results of our Wood Manufacturing Division which was sold in April 2007):

	Three months ended July 31,		Change
	2007	2006	Amount	Percent

Revenues	$10,469	$11,886	$(1,417)	(11.9)%
Cost of revenues	6,198	6,537	(339)	(5.2)%

Gross profit	4,271	5,349	(1,078)	(20.2)%
Selling, general and administrative expenses	1,944	2,028	(84)	(4.1)%
Depreciation and amortization	122	143	(21)	(14.7)%
Gain on sale of assets	(173)	—	(173)	(100.0)%

Operating income	$2,378	$3,178	$(800)	(25.7)%

Key operating measures:
Gross profit margin	40.8%	45.0%	(4.2)%
Operating income margin	22.7%	26.7%	(4.0)%
Selling, general and administrative expenses as a percent of revenues	18.6%	17.1%	1.5%
Revenues from:
Claim filing and information	$3,614	$4,091	$(477)	(11.7)%
Wire manufacturing	$6,855	$7,795	$(940)	(12.1)%

Revenues from Claim filing and information decreased primarily due to the timing of payments received on claims filed.  Revenues from Wire manufacturing decreased primarily due to fewer jobs in the current quarter versus the same period of the prior year.

Gross profit decreased primarily due to lower revenue, while gross profit margin decreased primarily due to lower margin jobs within the wire manufacturing, there was also a non-recurring higher cost of goods sold related to the recognition of previously deferred revenue and related costs on specific foreign claims collected that yield a lower gross profit margin than the traditional client base.

Selling, general and administrative expenses decreased in part due to cost cutting initiatives.  In addition, we changed the method of allocating costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $0.2 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared services segment:

	Three months ended July 31,		Change
	2007	2006	Amount	Percent

Selling, general and administrative expenses	$3,599	$5,795	$(2,196)	(37.9)%
Depreciation and amortization	546	524	22	4.2%
Relocation expense	—	168	(168)	(100.0)%

Operating loss	$(4,145)	$(6,487)	$2,342	(36.1)%

Key operating measures:
Selling, general and administrative expenses as a percent of total revenues	0.8%	1.3%	(0.5)%

Selling, general and administrative expenses decreased due in part to a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $1.2 million more Selling, general and administrative expenses would have been allocated to the operating segments in the same period of the prior year.  Selling, general and administrative expenses also decreased $0.6 million due in part to the elimination of the corporate aircraft lease.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  Interest expense was comparable at approximately $2.9 million for the three months ended July 31, 2007 and 2006.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.  Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rates were 40.0% for the current quarter and the same quarter of the prior year.  We anticipate our effective tax rate to approximate 40% for the remainder of the year.

SIX MONTHS ENDED JULY 31, 2007 AND 2006

CD and DVD Fulfillment

The following table sets forth, for the periods presented, information relating to our CD and DVD Fulfillment segment:

	Six months ended July 31,		Change
	2007	2006	Amount	Percent

Revenues	$426,016	$438,872	$(12,856)	(2.9)%
Cost of revenues	349,522	359,991	(10,469)	(2.9)%

Gross profit	76,494	78,881	(2,387)	(3.0)%
Selling, general and administrative expenses	42,893	41,408	1,485	(3.6)%
Fulfillment freight	14,933	16,249	(1,316)	(8.1)%
Depreciation and amortization	8,216	7,074	1,142	16.1%

Operating income	$10,452	$14,150	$(3,698)	(26.1)%

Key operating measures:
Gross profit margin	18.0%	18.0%	(0.0)%
Operating income margin	2.5%	3.2%	(0.7)%
Fulfillment freight as a percent of revenues	3.5%	3.7%	(0.2)%
Selling, general and administrative expenses as a percent of revenues	10.1%	9.4%	0.7%

Revenues decreased primarily due to negative industry trends within the CD and recorded music industry.

Fulfillment freight decreased primarily due to decreased shipments.  Fulfillment freight as a percent of revenues decreased primarily due to a shift of a larger portion of shipments to certain customers to ground versus air.

Selling, general and administrative expenses increased primarily due to new vendor managed inventory, where we provide in-store product merchandising, business and other new business ventures.

Depreciation and amortization increased primarily due to capital expenditures in the two final quarters of fiscal 2007.

Operating income decreased primarily due the factors listed above.

Magazine Fulfillment

The following table sets forth, for the periods presented, information relating to our Magazine Fulfillment segment:

	Six months ended July 31,		Change
	2007	2006	Amount	Percent

Revenues	$462,413	$418,219	$44,194	10.6%
Cost of revenues	354,679	324,300	30,379	9.4%

Gross profit	107,734	93,919	13,815	14.7%
Selling, general and administrative expenses	58,758	50,754	8,004	15.8%
Fulfillment freight	35,315	30,778	4,537	14.7%
Depreciation and amortization	4,239	3,379	860	25.5%
Relocation expense	324	547	(223)	(40.8)%

Operating income	$9,098	$8,461	$637	7.5%

Key operating measures:
Gross profit margin	23.3%	22.5%	0.8%
Operating income margin	2.0%	2.0%	(0.0)%
Fulfillment freight as a percent of revenues	7.6%	7.4%	0.2%
Selling, general and administrative expenses as a percent of revenues	12.7%	12.1%	0.6%
Revenues from:
Domestic distribution	$436,475	$400,763	$35,712	8.9%
International distribution	$25,938	$17,456	$8,482	48.6%

On March 30, 2006 we acquired Mid-Atlantic and SCN.  Increases in individual income statement line items within our Magazine Fulfillment group are primarily related to the impact of the inclusion of six months of results in the current year period versus four in the same period of fiscal 2007.

Gross profit margin increased primarily due to improved pricing from vendors.

Fulfillment freight as a percent of revenues increased primarily due to decreased sell-through efficiencies within the mainstream market.

Selling, general and administrative expenses as a percent of revenues increased in part due to increased overhead related to the acquisition of Mid-Atlantic and SCN, increased expenses as a result of the addition of new customers and a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $2.8 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

In-Store Services

The following table sets forth, for the periods presented, information relating to our In-Store Services segment (results for fiscal 2007 have been revised to eliminate the results of our Wood Manufacturing Division which was sold in April 2007):

	Six months ended July 31,		Change
	2007	2006	Amount	Percent

Revenues	$21,123	$24,111	$(2,988)	(12.4)%
Cost of revenues	12,368	13,832	(1,464)	(10.6)%

Gross profit	8,755	10,279	(1,524)	(14.8)%
Selling, general and administrative expenses	3,924	4,012	(88)	(2.2)%
Depreciation and amortization	243	288	(45)	(15.6)%
Gain on sale of assets	(173)	—	(173)	(100.0)%

Operating income	$4,761	$5,979	$(1,218)	(20.4)%

Key operating measures:
Gross profit margin	41.5%	42.6%	(1.1)%
Operating income margin	22.5%	24.8%	(2.3)%
Selling, general and administrative expenses as a percent of revenues	18.6%	16.7%	1.9%
Revenues from:
Claim filing and information	$7,114	$8,639	$(1,525)	(17.7)%
Wire manufacturing	$14,009	$15,472	$(1,463)	(9.5)%

Revenues from Claim filing and information decreased primarily due to the timing of payments received on claims filed.  Revenues from Wire manufacturing decreased primarily due to fewer jobs in the current period versus the same period of the prior year.

Gross profit decreased primarily due to lower revenue, while gross profit margin increased primarily due to higher profit margin jobs within the wire manufacturing, there was also a non-recurring higher cost of goods sold related to the recognition of previously deferred revenue and related costs on specific foreign claims collected that yield a lower gross profit margin than the traditional client base.

Selling, general and administrative expenses decreased in part due to cost cutting initiatives.  In addition, we changed the method of allocating costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $0.2 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared services segment:

	Six months ended July 31,		Change
	2007	2006	Amount	Percent

Selling, general and administrative expenses	$7,782	$11,968	$(4,186)	(35.0)%
Depreciation and amortization	1,123	1,074	49	4.6%
Relocation expense	—	168	(168)	(100.0)%
Impairment of land and building held for sale	—	529	(529)	(100.0)%

Operating loss	$(8,905)	$(13,739)	$4,834	(35.2)%

Key operating measures:
Selling, general and administrative expenses as a percent of total revenues	0.9%	1.3%	(0.4)%

Selling, general and administrative expenses decreased primarily due to a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $2.8 million more Selling, general and administrative expenses would have been allocated to the operating segments in the same period of the prior year.  Selling, general and administrative expenses also decreased $1.0 million due in part to the elimination of the corporate aircraft lease.

In the first quarter of fiscal 2007, we recorded an impairment related to land and building held for sale that was sold after the balance sheet date to record the assets at their sales price.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  The increase of $1.3 million relates primarily to significantly higher borrowings during the current period due primarily to the acquisition of Mid-Atlantic and SCN and increased interest rates on debt.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.  Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rates were 40.0% and 38.4% for the current period and the same period of the prior year, respectively.  The increase in effective tax rates relates primarily to the treatment of certain taxable differences that occurred in the first quarter of fiscal 2007.  We anticipate our effective tax rate to approximate 40% for the remainder of the year.

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

Our primary cash requirements for the In-Store Services group consist of the cost of raw materials, labor, and factory overhead incurred in the production of front-end wire displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program.  Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim.  We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the Shared Services group consist of salaries, professional fees and insurance not allocated to the operation groups.

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of July 31, 2007:

	Payments due during the year ending January 31,
	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total

Debt obligations	$4,601	$6,385	$3,949	$109,880	$20,664	$145,479
Interest payments(a)	8,577	11,106	10,772	5,997	4,688	41,140
Capital leases	808	1,027	504	50	—	2,389
Operating leases	7,934	14,272	12,355	8,613	21,150	64,324

Total contractual cash obligations	$21,920	$32,790	$27,580	$124,540	$46,502	$253,332

(a)	Interest is calculated using the prevailing weighted average rate on our outstanding debt at July 31, 2007, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

	Notional amounts expiring during the year ending January 31,
(in thousands)	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total

Financial standby letters of credit	$4,825	$2,317	$—	$—	$—	$7,142

Operating Cash Flow

Net cash provided by operating activities was $9.5 million for the six months ended July 31, 2007 versus cash used in operating activities of $42.0 million for the six months ended July 31, 2006.

Operating cash flows for the six months ended July 31, 2007 were comprised of:

•                  Net income of $4.0 million,

•                  Plus non-cash charges and positive changes in operating assets and liabilities including:

•      Depreciation and amortization of $14.7 million,

•      Provisions for losses on accounts receivable of $1.8 million,

•      Loss on sale of discontinued operation of $0.7 million,

•      Decreases in accounts receivable of $36.3 million, and

•      Decreases in other current and non-current assets of $7.5 million.

•                  Cash was used for:

•                  Increases in inventories of $6.5 million and

•                  Decrases in accounts payable and other liabilities of $49.2 million.

The decrease in accounts receivable relates primarily to a decrease in accounts receivable within our CD and DVD Fulfillment group of $30.0 million related to the timing of customer payments and a decrease in accounts receivable within our In-Store Services group of $6.6 million related to the timing of collections.

The decrease in other current and non-current assets relates primarily to a decrease in income taxes receivable due to $10.0 million in income tax refunds received during the quarter ended July 31, 2007, partially offset by an increase in other current and non-current assets of $2.2 million within our CD and DVD Fulfillment group.

The decrease in accounts payable and other liabilities relates primarily to a decrease in accounts payable within our CD and DVD Fulfillment group of $53.7 million primarily related to a shift in product mix away from CDs and toward DVDs, which have traditionally shorter payment terms than CDs, and a decrease in accrued expenses of $7.8 million within our Shared Services group related to payment of severance and other amounts due to our former Chairman of the Board and CEO, partially offset by an increase in accounts payable of $10.3 within our In-Store Services group related to the timing of payments to retailers.

The increase in inventories relates primarily to an increase in inventories of $13.2 million within our Magazine Fulfillment group related primarily to the timing of shipments and increased consignment inventory, partially offset by a decrease in inventory within our CD and DVD Fulfillment group of $6.2 million related primarily to the timing of purchases and shipments and seasonality.

Operating cash flows for the six months ended July 31, 2006 were comprised of:

•      Net income of $7.4 million,

•      Plus non-cash charges including:

•                  depreciation and amortization of $12.7 million,

•                  provisions for losses on accounts receivable of $2.2 million, and

•                  Cash was used for:

•                  a decrease in accounts receivable of $7.4 million,

•                  a decrease in inventories of $13.7 million,

•                  an increase in other current and non-current assets of $3.2 million, and

•                  a decrease in accounts payable and other liabilities of $81.0 million.

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

The decrease in inventory was due to a decrease in inventories within our Magazine Fulfillment group of $6.6 million and a decrease in inventory within our CD and DVD Fulfillment group of $8.2 million.  $4.7 million of the decrease in our Magazine Fulfillment group resulted from the reduction in inventory associated with aligning and streamlining the operations of Mid-Atlantic and SCN following their acquisition.  The decrease in inventories within our CD and DVD Fulfillment group relates to the seasonal nature of the CD and DVD distribution business.

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

Investing Cash Flow

Net cash provided by investing activities was $9.8 million for the six months ended July 31, 2007 versus cash used in investing activities of $48.2 million for the six months ended July 31, 2006.

For the six months ended July 31, 2007, cash provided by investing activities consisted primarily of $9.8 million received from the sale of our Wood Manufacturing group and $11.9 million received from net collections of advance pay claims, offset by $9.4 million in capital expenditures and $2.6 million of other investing expenditures primarily related to the payment of acquisition costs related to the acquisition of Primedia Enthusiast Media, Inc.

For the six months ended July 31, 2006, cash used in investing activities included capital expenditures of $6.5 million.  Additionally, $39.7 million was used to acquire Mid-Atlantic and SCN during the six months ended July 31, 2006.

Financing Cash Flow

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycles of the CD and DVD and magazine distribution businesses. Because the magazine distribution business and Advance Pay program cash requirement usually peaks at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter. Alliance has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore should have greater borrowings in the third quarter to finance the buildup of inventory.

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

Net cash used in financing activities was $8.9 million for the six months ended July 31, 2007 versus cash provided by financing activities of $69.3 million for the six months ended July 31, 2006.

Financing activities in the six months ended July 31, 2007 consisted primarily of repayments under our revolving credit facility of $9.1 million and a decrease in checks issued against future borrowings under the revolving credit facility of $1.4 million, offset by borrowings under notes payable of $0.5 million, and cash provided by the exercise of stock options of $1.1 million.

Financing activities in the six months ended July 31, 2006 consisted primarily of borrowings under our revolving credit facility of $71.9 million, cash provided by the exercise of stock options of $2.5 million, partially offset by net payments on notes payable and capital leases of $5.1 million.  The significant borrowings under the revolving credit facility were primarily for the purpose of acquiring Mid-Atlantic and SCN.

Debt

For a detailed description of the terms of our significant debt instruments, please see Note 4 to our Consolidated Financial Statements.

In connection with our acquisition of Primedia Enthusiast Media, Inc., we issued three new credit facilities on August 1, 2007.  These facilities consist of a $300 million asset-based revolving facility that was undrawn at close of the transaction, a $880 million term loan facility that amortizes 1.0% per year, and a $465 million bridge loan that will convert to long-term financing if it is not refinanced within one year.  See Note 10 – Subsequent Events.  We expect to pay interest on these facilities with cash flow generated from operations.

Significant debt transactions during the six months ended July 31, 2007 and 2006 are as follows:

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

Our debt primarily relates to credit facilities with Wells Fargo Foothill.  See Note 4 to our Consolidated Financial Statements.

The revolving credit facility with Wells Fargo Foothill had an outstanding principal balance of $107.4 million at July 31, 2007.  Interest on the outstanding balance is charge based on a variable interest rate related to the prime rate (8.25% at July 31, 2007) plus a margin specified in the credit agreement based on an availability calculation (0.25% at July 31, 2007).

A 1.0% increase in the prevailing interest rate on our debt at July 31, 2007 is estimated to cause an increase of $1.0 million in the interest expense for the remainder of the year ending January 31, 2008.

We do not perform any interest rate hedging activities related to this facility.

On August 1, 2007, we refinanced this facility in connection with our acquisition of Primedia Enthusiast Media, Inc.  See Note 10 – Subsequent Event.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchase of foreign magazines for domestic distribution.

Revenues derived from the export of domestic titles (or sales to domestic brokers who facilitate the export) totaled $13.2 million for the quarter ended July 31, 2007 or 3.0% of total revenues.  For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks.  We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets.  There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $25.8 million (of a total $581.1 million or 4.4%).  Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and British pounds sterling.  In the instances where we buy product in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to control the foreign currency risk.  Foreign titles generally have significantly higher cover prices than comparable domestic titles, are considered somewhat of a luxury item, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases.  However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

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

Changes in Internal Controls Over Financial Reporting

Except as set forth in this paragraph, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act that occurred during the fiscal quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

In addition to our risk factors as presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the SEC on April 25, 2007, as amended May 31, 2007, the following risk and uncertainties could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Quarterly Report on form 10-Q:

TRENDS IN ADVERTISING SPENDING MAY REDUCE OUR REVENUES.

Our advertising revenues are subject to the risks arising from possible shifting of advertising spending amongst media. A decline in the level of business activity of certain of our advertisers, particularly U.S. and non-U.S. automobile manufacturers, could have an adverse effect on our revenues and profit margins.

WE HAVE SUBSTANTIAL INDEBTEDNESS, WHICH WILL CONSUME A SIGNIFICANT PORTION OF THE CASH FLOW THAT WE GENERATE.

A significant portion of our cash flow will be dedicated to the payment of interest on indebtedness which will reduce funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

OUR DEBT INSTRUMENTS LIMIT OUR BUSINESS FLEXIBILITY BY IMPOSING OPERATING AND FINANCIAL RESTRICTIONS ON OUR OPERATIONS.

The agreements governing our indebtedness impose specific operating and financial restrictions on us. These restrictions impose conditions or limitations on our ability to, among other things:

• change the nature of our business;

• incur additional indebtedness;

• create liens on our assets;

• sell assets;

• issue stock;

• engage in mergers, consolidations or transactions with our affiliates;

• make investments in or loans to specific subsidiaries; and

• declare or make dividend payments on our common stock.

Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. Moreover, the instruments governing almost all of our indebtedness contain cross-default provisions so that a default under any of our indebtedness may result in a default under our other indebtedness. If a cross-default occurs, the maturity of almost all of our indebtedness could be accelerated and become immediately due and payable. If that happens, we might not be able to satisfy our debt obligations, which could have a substantial adverse effect on our ability to continue as a going concern. We may not be able to comply with these restrictions in the future or, in order to comply with these restrictions, we may have to forego opportunities that might otherwise be beneficial to us.

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

SOURCE INTERLINK COMPANIES, INC.

September 10, 2007	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.