Form 10-Q
period 2007-10-31
SOURCE INTERLINK COMPANIES INC
filed 2007-12-10
CIK 943605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

☐ Yes      ☒ No

As of December 3, 2007, there were 52,320,837 shares of the Company’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2007	January 31, 2007
	(unaudited)

Assets
Current assets
Cash	$33,048	$—
Trade receivables, net	218,103	102,658
Purchased claims receivable	11,151	16,983
Inventories	357,057	248,941
Income tax receivable	2,433	9,932
Deferred tax asset	29,855	29,531
Other	16,592	5,440

Total current assets	668,239	413,485

Property, plants and equipment	141,920	98,812
Less accumulated depreciation and amortization	(38,476)	(30,897)

Net property, plants and equipment	103,444	67,915

Other assets
Goodwill, net	1,072,826	395,902
Intangibles, net	705,018	118,971
Other	56,465	13,758

Total other assets	1,834,309	528,631

Total assets	$2,605,992	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS (CONCLUDED)

(in thousands, except per share amounts)

	October 31, 2007	January 31, 2007
	(unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Checks issued against future advances on revolving credit facility	$—	$1,465
Accounts payable (net of allowance for returns of $165,204 and $164,069 at October 31, 2007 and January 31, 2007, respectively)	490,273	308,184
Accrued expenses	92,362	62,838
Deferred revenue	78,969	2,630
Current portion of obligations under capital leases	1,438	995
Current maturities of debt	16,148	7,850

Total current liabilities	679,190	383,962

Deferred tax liability	32,389	32,500
Obligations under capital leases	2,177	1,069
Debt, less current maturities	1,362,361	146,534
Other	87,485	6,519

Total liabilities	2,163,602	570,584

Commitments and contingencies

Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	—	—
Common stock, $0.01 par (100,000 shares authorized; 52,321 and 52,064 shares issued and outstanding)	523	521
Additional paid-in-capital	476,078	474,796

Total contributed capital	476,601	475,317
Accumulated deficit	(38,181)	(37,766)
Accumulated other comprehensive income: Foreign currency translation	3,970	1,896

Total stockholders’ equity	442,390	439,447

Total liabilities and stockholders’ equity	$2,605,992	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006

Revenues, net:
Distribution	$500,974	$451,288	$1,380,619	$1,302,132
Advertising	67,471	—	67,471	—
Circulation	32,132	—	32,132	—
Manufacturing	8,315	9,139	22,325	24,818
Claiming and information	3,429	3,264	10,542	11,696
Other	26,828	4,199	35,612	10,446
Total revenues, net	639,149	467,890	1,548,701	1,349,092
Cost of goods sold	436,034	364,050	1,152,602	1,062,171

Gross profit	203,115	103,840	396,099	286,921
Distribution, circulation and fulfillment	55,801	45,148	138,832	126,646
Selling, general and administrative expenses	96,194	39,039	176,755	112,712
Depreciation and amortization	20,354	6,171	34,176	17,986
Integration and relocation expense	590	2,582	674	3,297
Merger and acquisition costs	595	—	595	—
Disposal of land, building and equipment, net	94	152	347	681
Gain on sale of assets	—	—	(173)	—

Operating income	29,487	10,748	44,893	25,599

Other expense:
Interest expense	(36,079)	(3,560)	(42,539)	(8,694)
Interest income	519	41	797	153
Write off of deferred financing fees	(1,313)	—	(1,313)	—
Other (expense) income:	(49)	(8)	150	67

Total other expense	(36,922)	(3,527)	(42,905)	(8,474)

(Loss) income from continuing operations, before income taxes	(7,435)	7,221	1,988	17,125
Income tax (benefit) expense	(2,974)	2,888	795	6,691
(Loss) income from continuing operations	(4,461)	4,333	1,193	10,434
Income (loss) from discontinued operations, net of taxes	—	498	(1,608)	1,750
Net (loss) income	$(4,461)	$4,831	$(415)	$12,184

(Loss) earnings per share – Basic
Continuing operations	$(0.09)	$0.08	$0.02	$0.21
Discontinued operations	—	0.01	(0.03)	0.03
Total	$(0.09)	$0.09	$(0.01)	$0.24

(Loss) earnings per share – Diluted
Continuing operations	$(0.09)	$0.08	$0.02	$0.20
Discontinued operations	—	0.01	(0.03)	0.03
Total	$(0.09)	$0.09	$(0.01)	$0.23

WAVG shares outstanding – Basic	52,321	51,914	52,261	51,812
WAVG shares outstanding – Diluted	52,321	53,120	52,261	53,190

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Equity

Balance, January 31, 2007	52,064	$521	$474,796	$(37,766)	$1,896	$439,447

Net loss	—	—	—	(415)	—	(415)
Foreign currency translation	—	—	—	—	2,074	2,074

Comprehensive income	—	—	—	—	—	1,659

Stock compensation expense	—	—	179	—	—	179
Exercise of stock options	257	2	714	—	—	716
Excess tax benefit from stock options exercised	—	—	389	—	—	389

Balance, October 31, 2007	52,321	$523	$476,078	$(38,181)	$3,970	$442,390

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months ended October 31,
	2007	2006

Operating Activities
Net (loss) income	$(415)	$12,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,566	19,179
Provision for losses on accounts receivable	2,035	3,143
Deferred revenue	1,164	(554)
Stock compensation expense	179	422
Excess tax benefit from exercise of stock options	389	185
Loss on sale of discontinued operation	730	—
Impairment of land and building held for sale	—	529
Write off of deferred financing fees	1,313	—
Other	(2,699)	(107)
Changes in assets and liabilities (excluding business acquisitions):
Increase in accounts receivable	(26,171)	(43,521)
Increase in inventories	(104,429)	(49,810)
(Increase) decrease in other current and non-current assets	(1,991)	785
Increase in accounts payable and other liabilities	148,731	22,379
Cash provided by (used in) operating activities	57,402	(35,186)

Investment Activities
Capital expenditures	(20,486)	(12,566)
Purchase of claims	(76,752)	(83,335)
Payments received on purchased claims	82,584	80,793
Proceeds from sale of wood manufacturing division, net of cash transferred	9,828	—
Acquisition of Primedia Enthusiast Media, Inc., net of cash acquired	(1,195,017)	—
Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired	—	(13,652)
Acquisition of Anderson SCN Services, LLC, net of cash acquired	—	(26,081)
Other	170	1,271
Cash used in investing activities	(1,199,673)	(53,570)

Financing Activities
Decrease in checks issued against revolving credit facility	(11,952)	—
(Repayments) borrowings under WFF credit facility	(116,459)	83,867
Borrowings under Citicorp North America credit facilities	1,345,000	—
Payment of deferred purchase price liabilities	(2,662)	—
Net payments on notes payable and capital leases	(5,092)	(18,353)
Proceeds from the issuance of common stock	716	1,203
Deferred Loan Costs	(33,581)
Other	(651)
Cash (used in) provided by financing activities	1,175,319	66,717

Increase (decrease) in cash	33,048	(22,039)
Cash, beginning of period	—	23,239
Cash, end of period	$33,048	$1,200

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Source Interlink Companies, Inc. (the “Company”) is a leading marketing, publishing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items. The Company’s fully integrated businesses include:

•                  Publication of print and digital content to the enthusiast community in the United States via:

•                  76 publications

•                  90 websites, and

•                  over 65 events.

•                  Distribution and fulfillment of entertainment products to major retail chains throughout North America and directly to consumers of entertainment products ordered through the Internet;

•                  Import and export of periodicals sold in more than 100 markets worldwide;

•                  Produce and distribute content through magazines and via the internet to consumers in various niche and enthusiast markets. Trade, Retail and Consumer events further enhance customer continuity.

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

Source Interlink’s Media business segment encompasses 76 magazines, 90 websites, over 65 events, two television programs, 400 branded products, and such well-known brands as Motor Trend magazine, Automobile magazine, Automotive.com, Equine.com, Power & Motoryacht magazine, Hot Rod magazine, Snowboarder magazine, Surfer magazine, and Wavewatch.com.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended October 31, 2007 and 2006 and our financial position as of October 31, 2007, respectively have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Other revenue includes waste paper revenues within our Magazine Distribution segment, and online revenues, licensing revenues, barter revenues and events revenues within our Media segment.

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

2. Business Combinations

PRIMEDIA ENTHUSIAST MEDIA ACQUISITION

On August 1, 2007, the Company completed its acquisition of Primedia Enthusiast Media, Inc. (“EM”) pursuant to the terms and conditions of the Stock Purchase Agreement dated May 13, 2007 (the “Agreement”). EM is one of the largest providers of print and digital content to the enthusiast community in the United States.  EM’s business is comprised of 76 publications, 90 websites and over 65 events.  In addition, its portfolio of strong brands has afforded EM several different licensing opportunities for consumer goods products, television and radio shows.  EM’s print titles include Motor Trend, Automobile, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Surfing, Snowboarder, Soap Opera Digest and Soap Opera Weekly.  Its web properties include automotive.com, equine.com and motortrend.com.

The purchase price of $1,177.9 million consisted entirely of cash borrowed under the Company’s Term Loan B and Bridge Facility issued on August 1, 2007. In connection with the acquisition of EM, the Company paid a fee of $12.7 million to Yucaipa. See Note 6 – Debt and Revolving Credit Facility.

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141 - Business Combinations. Goodwill and other intangible assets, which are deductible for tax purposes, recorded in connection with the transaction totaled $676.4 million and $600.5 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended October 31, 2007, based on a preliminary valuation that is expected to be finalized during the fourth quarter of fiscal 2008. The acquisition was accounted for by the purchase method and, accordingly, the results of EM’s operations have been included in our consolidated statements of income since August 1, 2007.

The assets acquired and liabilities assumed in the acquisition are summarized below, based upon a preliminary valuation that is expected to be finalized in the fourth quarter of fiscal 2008:

(IN THOUSANDS)	Amount
Trade receivables, net	$95,315
Inventories	9,392
Property and equipment	33,929
Goodwill	676,428
Intangible assets	600,464
Other assets	13,532
Cash overdraft	(11,203)
Accounts payable and accrued liabilities	(62,389)
Deferred revenue	(75,176)
Other long-term liabilities	(85,274)
Total consideration	$1,195,018

PRO-FORMA OPERATING RESULTS (Unaudited)

The following table summarizes pro forma operating results as if the Company had completed the acquisition of EM on February 1, 2006:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006

Revenues	639,149	577,463	1,678,707	1,813,090
Loss from continuing operations	(4,461)	7,943	(22,228)	(19,270)
Loss per share:
Basic	(0.09)	(0.15)	(0.43)	(0.37)
Diluted	(0.09)	(0.15)	(0.43)	(0.37)

This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on February 1, 2006 nor is it indicative of future results.

Acquisition charges related to the acquisition of EM recorded as expenses by the Company through October 31, 2007 totaled $0.6 million. These expenses represented severance and personnel-related charges. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

3. Trade Receivables

Trade receivables consist of the following:

(in thousands)	October 31, 2007	January 31, 2007
	(unaudited)

Trade receivables	$431,776	$312,116
Less allowances for:
Sales returns and other	190,646	192,328
Doubtful accounts	23,027	17,130

Total allowances	213,673	209,458

Trade receivables, net	$218,103	$102,658

4. Inventories

Inventories consist of the following:

(in thousands)	October 31, 2007	January 31, 2007
	(unaudited)

Raw materials	$8,585	$3,048
Work-in-process	1,485	2,519
Finished goods:
Pre-recorded music and video	209,290	133,193
Magazines and books	136,595	107,449
Display fixtures	1,102	2,732

Inventories	$357,057	$248,941

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

5. Goodwill and intangibles

A summary of the company’s goodwill and intangibles consist of the following:

(in thousands)	October 31, 2007	January 31, 2007
	(unaudited)
Amortized intangible assets
Customer lists and relationships	$338,228	$122,406
Trade names	2,497	—
Content	20,700	—
Non-compete agreements	4,350	4,350
Software	20,840	16,340
Total intangibles	386,615	143,096
Accumulated amortization
Customer lists and relationships	35,412	17,564
Trade names	125	—
Content	518	—
Non-compete agreements	2,041	1,438
Software	6,301	5,123
Total accumulated amortization	44,397	24,125
Net amortized intangible assets	342,218	118,971
Unamortized trade names	362,800	—
Intangibles, net	$705,018	$118,971

Amortization of intangible assets was $14.2 million and $2.9 million for the three months ended October 31, 2007 and 2006, respectively and $21.4 million and $8.6 million for the nine months ended October 31, 2007 and 2006, respectively. Amortization expense is expected to approximate $56.8 million for each of the next five fiscal years.

A roll-forward of Goodwill is as follows:

(in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Consolidated
Balance, January 31, 2007	$—	$169,600	$201,532	$24,770	$395,902
Additions	676,516	275	—	—	676,791
Foreign currency translation adjustments	—	—	—	133	133
Balance, October 31, 2007	$676,516	$169,875	$201,532	$24,903	$1,072,826

6. Debt and Revolving Credit Facility

Debt consists of:

(in thousands)	October 31, 2007	January 31, 2007
	(unaudited)

Revolving credit facility – Wells Fargo Foothill	$—	$116,459
Revolving credit facility – Citicorp North America	—	—
Term Loan B – Citicorp North America	877,800	—
Bridge Facility – Citicorp North America	465,000	—
Note payable – Magazine import and export	1,412	3,500
Note payable – Former owner of Empire	—	233
Note payable – Arrangements with suppliers	8,689	10,180
Mortgage loan – Wachovia Bank	19,000	19,750
Equipment loans	6,608	4,262

Total debt	1,378,509	154,384
Less current maturities	16,148	7,850

Debt, less current maturities	$1,362,361	$146,534

Citicorp North America Credit Facilities

Revolving Credit Facility

On August 1, 2007, the Company entered into a new $300.0 million dollar asset-based revolving credit facility as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) will make revolving loans to us and our subsidiaries of up to $300.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Revolving Credit Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and Wachovia Bank, National Association and Wells Fargo Foothill, LLC as Co-Documentation Agents.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 0.50%. At October 31, 2007 the prime rate was 7.50%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of 1.50%. The Company had no LIBOR contracts outstanding at October 31, 2007. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2013.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $280.0 million at October 31, 2007.

Term Loan B

On August 1, 2007, the Company entered into a new $880.0 million dollar Term Loan B as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to us and our subsidiaries of $880.0 million. The terms and conditions of the arrangement are governed primarily by the Term Loan Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent and JPMorgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 2.25%. At October 31, 2007 the prime rate was 7.50%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of 3.25%. The Company had one LIBOR contract outstanding at October 31, 2007 in the amount of $877.8 million and maturing in November 2007. The Term Loan B requires the Company to make principal payments of $2.2 million on the last day of each fiscal quarter. The Company made a principal payment of $2.2 million on October 31, 2007. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2014.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio.

Bridge Facility

On August 1, 2007, the Company issued a new $465.0 million dollar Bridge Facility as a result of its acquisition of EM.

Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to us and our subsidiaries of $465.0 million. The terms and conditions of the arrangement are governed primarily by the Senior Subordinated Bridge Loan Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 3.75% at October 31, 2007, which increases by 0.50% upon the expiration of each of the first four 90 day periods following original issuance. At October 31, 2007 the prime rate was 7.50%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of 4.75% at October 31, 2007, which increases by 0.50% upon the expiration of each of the first four 90 day periods following original issuance. The interest rate on either base-rate or LIBOR loans may not exceed 11.25%. The Company had one LIBOR contract outstanding at October 31, 2007 in the amount of $465.0 million and maturing in November 2007. These loans mature on August 1, 2008.

On or before August 1, 2008, the Company has the right to refinance the Bridge Facility by paying an exchange fee of $11.6 million to Citicorp North America, Inc. If the Company does not refinance the loans on or before August 1, 2008, Citicorp North America, Inc. is required to allow the facility to convert into a form of permanent financing. At that time, the Company must pay to Citicorp North America a conversion fee of $11.6 million. The extended maturity date of these loans would be August 1, 2017.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio

Wells Fargo Foothill Credit Facility

On August 1, 2007, the Company repaid all amounts due under the former revolving credit facility with proceeds from borrowings under the Citicorp North America Credit Facilities.

The aggregate amount of debt maturing through January 31, 2012 is as follows:

(in thousands)	Amount

Fiscal year:
Remainder of 2008	$4,314
2009	15,289
2010	12,942
2011	11,400
2012	11,315
Thereafter	1,323,249

Total	$1,378,509

At October 31, 2007 and January 31, 2007, unamortized deferred financing fees were approximately $32.3 million and $1.7 million, respectively. As a result of the payoff of all amounts due under the Well Fargo Foothill Credit Facility, we wrote off the remaining $1.3 million of deferred financing costs during the three and nine months ended October 31, 2007.

7. Earnings per Share

A reconciliation of the denominators of the basic and diluted earnings per share computations are as follows, in all periods that have net losses, there is no dilution:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006

Weighted average common shares outstanding – basic	52,321	51,914	52,261	51,812
Dilutive effect of stock options and warrants outstanding	—	1,206	—	1,378

Weighted average common shares outstanding – diluted	52,321	53,120	52,261	53,190

The following were not included in weighted average common shares outstanding because they are antidilutive:

Stock options	2,830	903	2,108	521
Warrants	101	10	103	10

Total	2,931	913	2,211	531

8. Discontinued Operation

On April 30, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division. The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which S. Leslie Flegel, the Company’s former Chairman of the Board and Chief Executive Officer, has an interest. The Wood Manufacturing division was formerly reported as part of our In-Store Services segment. The book value of the net assets sold on the closing date was $11.6 million. The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million cash, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%. The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower. Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note. This discount was approximately $1.0 million. Based upon the final determination of working capital, the Company refunded to the buyer $1.9 million in cash during the third quarter of fiscal 2008. For the three and nine months ended October 31, 2007 and 2006, the summary results for the Wood Manufacturing division are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006

Revenues	$—	$7,885	$2,551	$22,790
(Loss) income from discontinued operation, before income taxes	—	830	(1,463)	2,916
Income tax (benefit) expense	—	332	(585)	1,166

Loss (income) from discontinued operation	—	498	(878)	1,750

Loss on sale of discontinued operation, before income taxes	—	—	(1,217)	—
Income tax benefit	—	—	(487)	—

Loss on sale of discontinued operation	—	—	(730)	—

Discontinued operation, net	$—	$498	$(1,608)	$1,750

9. Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid is as follows:

	Nine months ended October 31,
(in thousands)	2007	2006

Interest	$32,903	$7,754
Income taxes (net of receipts of $10,272 in 2007)	$(9,331)	$9,850

As discussed in Note 8, the Company disposed of its Wood Manufacturing division for the total consideration of $13.5 million, including $3.5 million in the form of a note receivable, of which the Company refunded $1.9 million to the buyer during the third quarter of fiscal 2008, based on a working capital adjustment.

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

11. Segment Financial Reporting

The Company’s segment reporting is based on the reporting of senior management to the chief operating decision maker. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.

The reportable segments of the Company are Media, Magazine Fulfillment, CD and DVD Fulfillment, In-Store Services, and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies.

The Media segment derives revenues primarily from (1) selling print advertising space in its enthusiast publications, (2) selling enthusiast publications via newsstand and subscription, and (3) selling online advertising and lead generation services.

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

The In-Store Services segment derives revenues from (1) providing claim filing services related to rebates owed retailers from publishers or their designated agent, (2) designing, manufacturing, shipping, installation and removal of front-end display fixtures, and (3) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers and national distributors.

Shared Services consists of overhead functions not allocated to individual operating segments.

The segment results are as follows:

Three months ended October 31, 2007 (in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,268	$237,620	$261,086	$—	$—	$—	$500,974
Advertising	67,471	—	—	—	—	—	67,471
Circulation	40,142	—	—	—	—	(8,010)	32,132
Manufacturing	—	—	—	8,315	—	—	8,315
Claiming and information	—	—	—	3,429	—	—	3,429
Other	23,017	3,811	—	—	—	—	26,828
Total revenues, net	132,898	241,431	261,086	11,744	—	(8,010)	639,149
Cost of goods sold	35,559	185,681	216,328	6,476	—	(8,010)	436,034

Gross profit	97,339	55,750	44,758	5,268	—	—	203,115
Distribution, circulation and fulfillment	11,813	28,039	15,949	—	—	—	55,801
Selling, general and administrative expenses	56,562	18,560	15,357	1,848	3,867	—	96,194
Depreciation and amortization	13,261	2,191	4,270	124	508	—	20,354
Integration and relocation expenses	—	590	—	—	—	—	590
Merger and acquisition costs	152	—	—	—	443	—	595
Disposal of land, building and equipment, net	—	94	—	—	—	—	94

Operating income (loss)	$15,551	$6,276	$9,182	$3,296	$(4,818)	$—	$29,487

As of October 31, 2007 (in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Total assets	$1,416,916	$361,557	$653,233	$73,650	$104,558	$(3,922)	$2,605,992
Goodwill, net	$676,516	$169,875	$201,532	$24,903	$—	$—	$1,072,826
Intangible assets, net	$590,689	$38,753	$74,594	$982	$—	$—	$705,018

Three months ended October 31, 2006 (in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$—	$218,038	$233,250	$—	$—	$—	$451,288
Manufacturing	—	—	—	9,139	—	—	9,139
Claiming and information	—	—	—	3,264	—	—	3,264
Other	—	4,199	—	—	—	—	4,199
Total revenues, net	—	222,237	233,250	12,403	—	—	467,890
Cost of goods sold	—	168,495	189,079	6,476	—	—	364,050

Gross profit	—	53,742	44,171	5,927	—	—	103,840
Distribution, circulation and fulfillment	—	29,496	15,652	—	—	—	45,148
Selling, general and administrative expenses	—	16,901	14,843	1,760	5,535	—	39,039
Depreciation and amortization	—	1,855	3,682	136	498	—	6,171
Integration and relocation expenses	—	2,451	—	—	131	—	2,582
Disposal of land, building and equipment, net	—	(49)	287	(86)	—	—	152

Operating income (loss)	$—	$3,088	$9,707	$4,117	$(6,164)	$—	$10,748

As of January 31, 2007 (in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Total assets	$—	$342,733	$541,122	$89,524	$36,652	$—	$1,010,031
Goodwill, net	$—	$169,600	$201,532	$24,770	$—	$—	$395,902
Intangible assets, net	$—	$37,456	$80,229	$1,286	$—	$—	$118,971

Nine months ended October 31, 2007 (in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,268	$691,248	$687,103	$—	$—	$—	$1,380,619
Advertising	67,471	—	—	—	—	—	67,471
Circulation	40,142	—	—	—	—	(8,010)	32,132
Manufacturing	—	—	—	22,325	—	—	22,325
Claiming and information	—	—	—	10,542	—	—	10,542
Other	23,017	12,595	—	—	—	—	35,612
Total revenues, net	132,898	703,843	687,103	32,867	—	(8,010)	1,548,701
Cost of goods sold	35,559	540,359	565,849	18,845	—	(8,010)	1,152,602

Gross profit	97,339	163,484	121,254	14,022	—	—	396,099
Distribution, circulation and fulfillment	11,813	84,053	42,966	—	—	—	138,832
Selling, general and administrative expenses	56,562	56,605	46,169	5,770	11,649	—	176,755
Depreciation and amortization	13,261	6,430	12,485	367	1,633	—	34,176
Integration and relocation expenses	—	674	—	—	—	—	674
Merger and acquisition costs	152	—	—	—	443	—	595
Disposal of land, building and equipment, net	—	347	—	(173)	—	—	174

Operating income (loss)	$15,551	$15,375	$19,634	$8,058	$(13,725)	$—	$44,893

Nine months ended October 31, 2006 (in thousands)	Media	Magazine Fulfillment	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$—	$630,010	$672,122	$—	$—	$—	$1,302,132
Manufacturing	—	—	—	24,818	—	—	24,818
Claiming and information	—	—	—	11,696	—	—	11,696
Other	—	10,446	—	—	—	—	10,446
Total revenues, net	—	640,456	672,122	36,514	—	—	1,349,092
Cost of goods sold	—	492,795	549,070	20,306	—	—	1,062,171

Gross profit	—	147,661	123,052	16,208	—	—	286,921
Distribution, circulation and fulfillment	—	81,813	44,833	—	—	—	126,646
Selling, general and administrative expenses	—	46,116	43,319	5,774	17,503	—	112,712
Depreciation and amortization	—	5,234	10,756	424	1,572	—	17,986
Integration and relocation expenses	—	2,998	—	—	299	—	3,297
Disposal of land, building and equipment, net	—	(49)	287	(86)	529	—	681

Operating income (loss)	$—	$11,549	$23,857	$10,096	$(19,903)	$—	$25,599

Approximately $14.7 million and $8.7 million of the Company’s total revenues in the Magazine Fulfillment segment for the three months ended October 31, 2007 and 2006, respectively, and $40.7 million and $26.2 million of the Company’s total revenues in the Magazine Fulfillment segment for the nine months ended October 31, 2007 and 2006, respectively were derived from the export of U.S. publications to overseas markets. At October 31, 2007 and January 31, 2007, identifiable assets attributable to the export of U.S. publications were $35.3 million and $27.2 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a premier marketing, publishing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items serving about 110,000 retail store locations throughout North America. Our fully integrated businesses include:

•                  Publication of print and digital content to the enthusiast community in the United States via:

•                  76 publications

•                  90 websites, and

•                  over 65 events;

•                  Distribution and fulfillment of entertainment products to major retail chains throughout North America and direct-to-consumers via the Internet;

•                  Import and export of periodicals sold in more than 100 markets worldwide;

•                  Produce and distribute content through magazines and via the internet to consumers in various niche and enthusiast markets.  Trade, Retail and Consumer events further enhance customer continuity;

•                  Coordination of product selection and placement for impulse items sold at checkout counters;

•                  Processing and collection of rebate claims as well as management of sales data obtained at the point-of-purchase; and

•                  Design, manufacture and installation of wire display fixtures in major retail chains.

Our clients include:

•                  Major automobile manufacturers and part suppliers, as well as enthusiast product manufacturers, wholesalers and retailers;

•                  Major magazine national distributors such as Time Warner Retail Sales & Marketing, Inc. and Curtis Circulation Company, as well as a significant base of individual magazine subscribers;

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

Our suppliers include:

•                  Major paper mills and printing press outsource providers;

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

On August 1, 2007, we completed our acquisition of Primedia Enthusiast Media, Inc., a publishing and distribution company for magazines in various enthusiast markets. Following the merger, we organized the combined company into four operating business units:

•                  Media – The Media segment sells print advertising space in its enthusiast publications, sells enthusiast publications via newsstand and subscription, and sells online advertising and lead generation services.

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

Overview

Significant events that occurred during the nine months ended October 31, 2007 and 2006 include:

Acquisition of Primedia Enthusiast Media Inc.

On August 1, 2007, the Company completed its acquisition of Primedia Enthusiast Media, Inc. (“EM”) pursuant to the terms and conditions of the Stock Purchase Agreement dated May 13, 2007 (the “Agreement”). EM is one of the largest providers of print and digital content to the enthusiast community in the United States.  EM’s business is comprised of 76 publications, 90 websites and over 65 events.  In addition, its portfolio of strong brands has afforded EM several different licensing opportunities for consumer goods products, television and radio shows.  EM’s print titles include Motor Trend, Automobile, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Surfing, Snowboarder, Soap Opera Digest and Soap Opera Weekly.  Its web properties include automotive.com, equine.com and motortrend.com.

The purchase price of $1,177.9 million consisted entirely of cash borrowed under the Company’s Term Loan B and Bridge Facility issued on August 1, 2007.  See Note 6 – Debt and Revolving Credit Facility.

See Note 2 – Business Combinations.

Sale of Wood Manufacturing Division

On April 30, 2007, we sold substantially all of the assets of our Wood Manufacturing Division.  This discontinued operation has been excluded from current and prior year results as presented herein.  See Note 8 – Discontinued Operation.

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

THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Three months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Distribution	$2,268	$—	$2,268	NM
Advertising	67,471	—	67,471	NM
Circulation	40,142	—	40,142	NM
Other	23,017	—	23,017	NM

Total revenues, net	132,898	—	132,898	NM
Cost of goods sold	35,559	—	35,559	NM

Gross profit	97,339	—	97,339	NM
Distribution, circulation and fulfillment	11,813	—	11,813	NM
Selling, general and administrative expenses	56,562	—	56,562	NM
Depreciation and amortization	13,261	—	13,261	NM
Merger and acquisition costs	152	—	152	NM

Operating income	$15,551	$—	$15,551	NM

Key operating measures:
Gross profit margin	73.2%	—%	73.2%
Operating income margin	11.7%	—%	11.7%
Fulfillment freight as a percent of revenues	8.9%	—%	8.9%
Selling, general and administrative expenses as a percent of revenues	42.6%	—%	42.6%

On August 1, 2007 we acquired EM, which created our Media operating segment.  All changes in income statement line items result from this acquisition.

Magazine Fulfillment

The following table sets forth, for the periods presented, information relating to our Magazine Fulfillment segment:

	Three months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Distribution	$237,620	$218,038	$19,582	9.0%
Other	3,811	4,199	(388)	(9.2)%

Total revenues, net	241,431	222,237	19,194	8.6%
Cost of goods sold	185,681	168,495	17,186	10.2%

Gross profit	55,750	53,742	2,008	3.7%
Distribution, circulation and fulfillment	28,039	29,496	(1,457)	(4.9)%
Selling, general and administrative expenses	18,560	16,901	1,659	9.8%
Depreciation and amortization	2,191	1,855	336	18.11%
Integration and relocation expense	590	2,451	(1,861)	(75.9)%
Disposal of land, buildings and equipment, net	94	(49)	143	291.8%

Operating income	$6,276	$3,088	$3,188	103.2%

Key operating measures:
Gross profit margin	23.1%	24.2%	(1.1)%
Operating income margin	2.6%	1.4%	1.2%
Distribution, circulation and as a percent of revenues	11.6%	13.2%	(1.6)%
Selling, general and administrative expenses as a percent of revenues	7.7%	7.6%	0.1%
Revenues from:
Domestic	$226,718	$214,113	$12,605	5.9%
International	$14,713	$8,124	$6,589	81.1%

Revenues increased due to the impact of a new exclusive contract with a major bookstore, significant sales to new mainstream retailers and increased export distribution as a result of a new exclusive export contract with a major domestic national distributor, partially offset by approximately $6 million in lost sales due to the southern California wild fires.

Gross profit margin decreased primarily due to lower margins in the export distribution business as a result of a new exclusive export contract with a major domestic national distributor and a shift in mix during the quarter in southern California toward lower-priced, lower-margin titles as a result of the wild fires.

Distribution, circulation and fulfillment as a percent of revenues decreased partially due to synergies achieved related to our acquisition of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC as well as increased revenue from our export distribution business that does not carry freight costs.

Selling, general and administrative expenses as a percent of revenues increased due in part to increased expenses as a result of the addition of new customers and a change in the method of allocation of costs formerly accumulated in the Shared Services segment, partially offset by synergies achieved related to our acquisition of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC.  Under the current methodology, approximately $1.3 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

During the three months ended October 31, 2007, we incurred expenses associated with the integration of our Chicago, IL and Brainerd, MN distribution centers into our new McCook, IL distribution center.  During the three months ended October 31, 2006, we incurred expenses associated with the integration of duplicative distribution centers in Southern California and the Mid-Atlantic regions.

CD and DVD Fulfillment

The following table sets forth, for the periods presented, information relating to our CD and DVD Fulfillment segment:

	Three months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Distribution	$261,086	$233,250	$27,836	11.9%

Total revenues, net	261,086	233,250	27,836	11.9%
Cost of goods sold	216,328	189,079	27,249	14.4%

Gross profit	44,758	44,171	587	1.3%
Distribution, circulation and fulfillment	15,949	15,652	297	1.9%
Selling, general and administrative expenses	15,357	14,843	514	3.5%
Depreciation and amortization	4,270	3,682	588	16.0%
Disposal of land, buildings and equipment, net	—	287	(287)	(100.0)%

Operating income	$9,182	$9,707	$(525)	(5.4)%

Key operating measures:
Gross profit margin	17.1%	18.9%	(1.8)%
Operating income margin	3.5%	4.2%	(0.7)%
Distribution, circulation and fulfillment as a percent of revenues	6.1%	6.7%	(0.6)%
Selling, general and administrative expenses as a percent of revenues	5.9%	6.4%	(0.5)%

Revenues increased primarily due to the addition of a significant new customer and increased sales of DVDs in our large bookstore customers, partially offset by decreased revenues as a result of certain retailer programs in the prior year period not being renewed in the current year period.

Gross profit margin decreased primarily due to a shift in mix away from CDs toward lower-margin DVDs and the addition of a significant new customer that carries lower gross margins.

Fulfillment freight increased due in part to increased shipments.  Fulfillment freight as a percent of revenues decreased primarily due to a shift of a larger portion of shipments to certain customers to less expensive ground versus air freight.

Selling, general and administrative expenses increased primarily due to new vendor managed inventory business, where we provide in-store product merchandising, and other new business ventures.

Depreciation and amortization increased primarily due to capital expenditures in the final quarter of fiscal 2007 and due to increased amortization of customer lists and other intangible assets over the prior year period.

Operating income decreased primarily due the factors listed above.

In-Store Services

The following table sets forth, for the periods presented, information relating to our In-Store Services segment (results for fiscal 2007 have been revised to eliminate the results of our Wood Manufacturing Division which was sold in April 2007):

	Three months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Manufacturing	$8,315	$9,139	$(824)	$(9.0)%
Claiming and information	3,429	3,264	165	5.1%

Total revenues, net	11,744	12,403	(659)	(5.3)%
Cost of goods sold	6,476	6,476	—	0.0%

Gross profit	5,268	5,927	(659)	(11.1)%
Selling, general and administrative expenses	1,848	1,760	88	5.0%
Depreciation and amortization	124	136	(12)	(8.8)%
Disposal of land, buildings and equipment, net	—	(86)	(86)	(100.0)%

Operating income	$3,296	$4,117	$(821)	(19.9)%

Key operating measures:
Gross profit margin	45.0%	47.8%	(2.8)%
Operating income margin	28.1%	33.2%	(5.1)%
Selling, general and administrative expenses as a percent of revenues	15.7%	14.2%	1.5%

Revenues from Claim filing and information increased primarily due to the timing of payments received on claims filed.  Revenues from Display fixture manufacturing decreased primarily due to fewer jobs in the current quarter versus the same period of the prior year.

Gross profit decreased primarily due to lower revenue, while gross profit margin decreased primarily due to lower margin display fixture manufacturing jobs.

Selling, general and administrative expenses were in line with the same period of the prior year.  In addition, we changed the method of allocating costs formerly accumulated in the Shared Services segment. Under the current methodology, approximately $0.2 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Three months ended October 31,		Change
	2007	2006	Amount	Percent

Selling, general and administrative expenses	$3,867	$5,535	$(1,668)	(30.1)%
Depreciation and amortization	508	498	10	2.0%
Integration and relocation expense	—	131	(131)	(100.0)%
Merger and acquisition costs	443	—	443	NM

Operating loss	$(4,818)	$(6,164)	$1,346	21.8%

Key operating measures:
Selling, general and administrative expenses as a percent of total revenues	0.6%	1.2%	(0.6)%

Selling, general and administrative expenses decreased due in part to a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $1.5 million more Selling, general and administrative expenses would have been allocated to the operating segments in the same period of the prior year.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  Interest expense increased from $3.6 million to $36.1 million for the three months ended October 31, 2007 and 2006, respectively.  The increase relates to the significant increase in borrowings as a result of our acquisition of EM.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.  Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rates were 40.0% for the current quarter and the same quarter of the prior year.  We anticipate our effective tax rate to approximate 40% for the remainder of the year.

NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Nine months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Distribution	$2,268	$—	$2,268	$ NM
Advertising	67,471	—	67,471	NM
Circulation	40,142	—	40,142	NM
Other	23,017	—	23,017	NM

Total revenues, net	132,898	—	132,898	NM
Cost of goods sold	35,559	—	35,559	NM

Gross profit	97,339	—	97,339	NM
Distribution, circulation and fulfillment	11,813	—	11,813	NM
Selling, general and administrative expenses	56,562	—	56,562	NM
Depreciation and amortization	13,261	—	13,261	NM
Merger and acquisition costs	152	—	152	NM

Operating income	$15,551	$—	$15,551	NM

Key operating measures:
Gross profit margin	73.2%	—%	73.2%
Operating income margin	11.7%	—%	11.7%
Fulfillment freight as a percent of revenues	8.9%	—%	8.9%
Selling, general and administrative expenses as a percent of revenues	42.6%	—%	42.6%

On August 1, 2007 we acquired EM, which created our Media operating segment.  All changes in income statement line items result from this acquisition.

Magazine Fulfillment

The following table sets forth, for the periods presented, information relating to our Magazine Fulfillment segment:

	Nine months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Distribution	$691,248	$630,010	$61,238	9.7%
Other	12,595	10,446	2,149	20.6%

Total revenues, net	703,843	640,456	63,387	9.9%
Cost of goods sold	540,359	492,795	47,564	9.7%

Gross profit	163,484	147,661	15,823	10.7%
Distribution, circulation and fulfillment	84,053	81,813	2,240	2.7%
Selling, general and administrative expenses	56,605	46,116	10,489	22.7%
Depreciation and amortization	6,430	5,234	1,196	22.9%
Integration and relocation expense	674	2,998	(2,324)	(77.5)%
Disposal of land, buildings and equipment, net	347	(49)	396	NM

Operating income	$15,375	$11,549	$3,826	33.1%

Key operating measures:
Gross profit margin	23.2%	23.1%	0.1%
Operating income margin	2.2%	1.8%	0.4%
Distribution, circulation and fulfillment as a percent of revenues	11.9%	12.8%	(0.9)%
Selling, general and administrative expenses as a percent of revenues	8.0%	7.2%	0.8%
Revenues from:
Domestic distribution	$663,193	$615,812	$47,381	7.7%
International distribution	$40,650	$24,644	$16,006	64.9%

On March 30, 2006 we acquired Mid-Atlantic and SCN.  Increases in individual income statement line items within our Magazine Fulfillment group are primarily related to the impact of the inclusion of nine months of results in the current year period versus seven in the same period of fiscal 2007.

Revenues increased primarily due the acquisition of Mid-Atlantic and SCN in addition to the impact of a new exclusive contract with a major bookstore, significant sales to new mainstream retailers and increased export distribution as a result of a new exclusive export contract with a major domestic national distributor, partially offset by approximately $6 million in lost sales due to the southern California wild fires.

Gross profit margin was consistent with the same period of the prior year.

Distribution, circulation and fulfillment as a percent of revenues decreased primarily due to synergies achieved related to our acquisition of Mid-Atlantic and SCN as well as increased revenue from our export distribution business that does not carry freight costs.

Selling, general and administrative expenses as a percent of revenues increased in part due to increased overhead related to the acquisition of Mid-Atlantic and SCN, increased expenses as a result of the addition of new customers and a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $4.1 million of additional Selling, general and administrative expenses would have been recorded in the same period of the prior year.

CD and DVD Fulfillment

The following table sets forth, for the periods presented, information relating to our CD and DVD Fulfillment segment:

	Nine months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Distribution	$687,103	$672,122	$14,981	$2.2%

Total revenues, net	687,103	672,122	14,981	2.2%
Cost of goods sold	565,849	549,070	16,779	3.1%

Gross profit	121,254	123,052	(1,798)	(1.5)%
Distribution, circulation and fulfillment	42,966	44,833	(1,867)	(4.2)%
Selling, general and administrative expenses	46,169	43,319	2,850	6.6%
Depreciation and amortization	12,485	10,756	1,729	16.1%
Disposal of land, buildings and equipment, net	—	287	(287)	(100.0)%

Operating income	$19,634	$23,857	$(4,223)	(17.7)%

Key operating measures:
Gross profit margin	17.6%	18.3%	(0.7)%
Operating income margin	2.9%	3.5%	(0.6)%
Distribution, circulation and fulfillment as a percent of revenues	6.3%	6.7%	(0.4)%
Selling, general and administrative expenses as a percent of revenues	6.7%	6.4%	0.03%

Revenues increased primarily due to the addition of a significant new customer during the third quarter of fiscal 2007 and increased sales of DVDs in our large bookstore customers, partially offset by decreased revenues as a result of certain retailer programs in the prior year period not being renewed in the current year and negative industry trends within the CD and recorded music industry.

Gross profit margin decreased primarily due to a shift in mix away from CDs toward lower-margin DVDs and the addition of a significant new customer that carries lower gross margins.

Distribution, circulation and fulfillment increased primarily due to increased shipments.  Distribution, circulation and fulfillment as a percent of revenues decreased primarily due to a shift of a larger portion of shipments to certain customers to ground versus air.

Selling, general and administrative expenses increased primarily due to new vendor managed inventory, where we provide in-store product merchandising, business and other new business ventures.

Depreciation and amortization increased primarily due to capital expenditures in the final quarter of fiscal 2007 and due to increased amortization of customer lists and other intangible assets over the prior year.

Operating income decreased primarily due the factors listed above.

In-Store Services

The following table sets forth, for the periods presented, information relating to our In-Store Services segment (results for fiscal 2007 have been revised to eliminate the results of our Wood Manufacturing Division which was sold in April 2007):

	Nine months ended October 31,		Change
	2007	2006	Amount	Percent

Revenues, net
Manufacturing	$22,325	$24,818	$(2,493)	(10.0)%
Claiming and information	10,542	11,696	(1,154)	(9.9)%

Total revenues, net	32,867	36,514	(3,647)	(10.0)%
Cost of goods sold	18,845	20,306	(1,461)	(7.2)%

Gross profit	14,022	16,208	(2,186)	(13.5)%
Selling, general and administrative expenses	5,770	5,774	(4)	(0.7)%
Depreciation and amortization	367	424	(57)	(13.4)%
Disposal of land, buildings and equipment, net	(173)	(86)	(97)	(101.2)%

Operating income	$8,058	$10,096	$(2,038)	(20.2)%

Key operating measures:
Gross profit margin	42.7%	44.4%	(1.7)%
Operating income margin	24.5%	27.6%	(3.1)%
Selling, general and administrative expenses as a percent of revenues	17.6%	15.8%	1.8%

Revenues from Claim filing and information decreased primarily due to the timing of payments received on claims filed.  Revenues from Wire manufacturing decreased primarily due to fewer jobs in the current period versus the same period of the prior year.

Gross profit decreased primarily due to lower revenue, while gross profit margin decreased primarily due to lower gross profit margin jobs within the wire manufacturing, there was also a non-recurring higher cost of goods sold related to the recognition of previously deferred revenue and related costs on specific foreign claims collected that yield a lower gross profit margin than the traditional client base.

Selling, general and administrative expenses remained flat over the prior year period.  Components of selling, general and administrative expenses increased due to changes in the method of allocating costs formerly accumulated in the Shared Services segment, offset by reductions in selling, general and administrative expenses due to cost cutting initiatives.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Nine months ended October 31,		Change
	2007	2006	Amount	Percent

Selling, general and administrative expenses	$11,649	$17,503	$(5,854)	(33.4)%
Depreciation and amortization	1,633	1,572	61	3.9%
Integration and relocation expense	—	299	(299)	(100.0)%
Merger and acquisition costs	443	529	(8.6)	(16.3)%

Operating loss	$(13,725)	$(19,903)	$6,178	31.0%

Key operating measures:
Selling, general and administrative expenses as a percent of total revenues	0.8%	1.3%	(0.5)%

Selling, general and administrative expenses decreased primarily due to a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $4.3 million more Selling, general and administrative expenses would have been allocated to the operating segments in the same period of the prior year.  Selling, general and administrative expenses also decreased $1.5 million due in part to cost cutting initiatives.

In the first quarter of fiscal 2007, we recorded an impairment related to land and building held for sale that was sold after the balance sheet date to record the assets at their sales price.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  The increase of $33.8 million relates primarily to the significant increase in borrowings as a result of our acquisition of EM.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.  Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rates were 40.0% and 39.1% for the current period and the same period of the prior year, respectively.  The increase in effective tax rates relates primarily to the treatment of certain taxable differences that occurred in the first quarter of fiscal 2007.  We anticipate our effective tax rate to approximate 40% for the remainder of the year.

Liquidity and Capital Resources

Our primary sources of cash include receipts from our customers and borrowings under our credit facilities and from time to time the proceeds from the sale of common stock.

Our primary cash requirements for the Media group consist of raw materials and salaries.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by period as of October 31, 2007:

	Payments due during the year ending January 31,
	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total

Debt obligations	$4,314	$15,289	$12,942	$11,400	$1,334,564	$1,378,509
Deferred purchase price liability	2,407	4,251	75,334	—	—	81,992
Interest payments(a)	30,415	123,251	126,211	125,255	589,195	994,327
Capital leases	354	1,430	1,130	510	191	3,615
Operating leases	7,062	27,906	23,800	15,476	48,084	122,328

Total contractual cash obligations	$44,552	$172,127	$239,417	$152,641	$1,972,034	$2,580,771

(a)          Interest is calculated using the prevailing weighted average rate on our outstanding debt at October 31, 2007, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

	Notional amounts expiring during the year ending January 31,
(in thousands)	Remainder of 2008	2009	2010	2011	2012 and thereafter	Total

Financial standby letters of credit	$16,475	$3,565	$—	$—	$—	$20,040

Operating Cash Flow

Net cash provided by operating activities was $57.4 million for the nine months ended October 31, 2007 versus cash used in operating activities of $35.2 million for the nine months ended October 31, 2006.

Operating cash flows for the nine months ended October 31, 2007 were comprised of:

•                  Net loss of $0.4 million,

•                  Plus non-cash charges and positive changes in operating assets and liabilities including:

•                  Depreciation and amortization of $38.6 million,

•                  Provisions for losses on accounts receivable of $2.0 million,

•                  Write off of deferred financing fees of $1.3 million,

•                  Decreases in deferred revenue of $1.2 million,

•                  Loss on sale of discontinued operation of $0.7 million, and

•                  Increases in accounts payable and other liabilities of $148.7.

•                  Cash was used for:

•                  Increases in accounts receivable of $26.2 million,

•                  Increases in inventories of $104.4 million, and

•                  Increases in other current and non-current assets of $2.0 million.

The increase in accounts payable and other liabilities relates primarily to an increase in accounts payable within our CD and DVD Fulfillment group of $90.8 million primarily related to increased purchases of inventories in anticipation of shipments required for the holiday shopping season and extended payment terms associated with the holiday shopping season, an increase in accounts payable within our Magazine Fulfillment group of $49.6 million related to newly established payables terms with a major supplier and the timing of payments to other major suppliers, and an increase in accounts payable within our In-Store Services group of $9.6 million related to the timing of payments.

The increase in accounts receivable relates primarily to an increase in accounts receivable within our CD and DVD Fulfillment group of $49.5 million related to the increased shipments in anticipation of the holiday shopping season and the buildup of receivables from a recently obtained significant new customer, partially offset by a decrease of $18.7 within our Magazine Fulfillment group related primarily to the timing of customer payments related to improved customer collections processes and a decrease in accounts receivable within our In-Store Services group of $5.6 million related to the timing of collections.

The increase in inventories relates primarily to an increase in inventories within our CD and DVD Fulfillment group of $76.1 million related primarily to the build up of inventories in anticipation of the holiday shopping season, an increase in inventories of $27.8 million within our Magazine Fulfillment group related primarily to the timing of shipments and increased consignment inventory as a result of small customer conversions and increased in-store holdings due to special third quarter and holiday issues.

The increase in other current and non-current assets relates primarily to increases within our Shared Services, CD and DVD Fulfillment, Magazine Fulfillment and Media segments of $3.3 million, $3.5 million, $1.4 million and $1.7 million, respectively.  These increases were partially offset by a decrease in income taxes receivable due to $10.0 million in income tax refunds received during the nine months ended October 31, 2007.

Operating cash flows for the nine months ended October 31, 2006 were comprised of:

•                  Net income of $12.2 million,

•                  Plus non-cash charges including:

•                  depreciation and amortization of $19.2 million,

•                  provisions for losses on accounts receivable of $3.1 million

•                  an increase in accounts payable of $22.4 million, and

•                  Cash was used for:

•                  an increase in accounts receivable of $43.5 million,

•                  an increase in inventories of $49.8 million.

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

Investing Cash Flow

Net cash used by investing activities was $1.2 billion for the nine months ended October 31, 2007 versus cash used in investing activities of $53.6 million for the nine months ended October 31, 2006.

For the nine months ended October 31, 2007, cash used by investing activities consisted primarily of $20.5 million in capital expenditures and $1.2 billion paid for the acquisition of EM, partially offset by $9.8 million received from the sale of our Wood Manufacturing division and $5.8 million received from net advanced pay activity.

For the nine months ended October 31, 2006, cash used in investing activities was comprised of $12.6 million in capital expenditures and $2.5 million in net advanced pay expenditures and $39.7 million to acquire Mid-Atlantic and SCN during the nine months ended October 31, 2006.

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

The front end display fixture manufacturing and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these programs are generally collected from all participants within 180 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the fixtures and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Net cash provided by financing activities was $1.2 billion for the nine months ended October 31, 2007 versus cash provided by financing activities of $66.7 million for the nine months ended October 31, 2006.

Financing activities in the nine months ended October 31, 2007 consisted primarily of a $12.0 million decrease in checks issued against future advances under our revolving credit facility, $116.5 million in repayments under our WFF Credit Facility, $2.7 million in payments of deferred purchase price liabilities and $5.1 million in net payments on notes payable and capital leases, more than offset by $1.3 billion in cash received at closing of our Citicorp North America credit facilities.

For the nine months ended October 31, 2006, cash provided by financing activities was comprised primarily of borrowings under our revolving credit facility of $83.9. This was partially offset by net payments on debt and capital leases of $18.4 million.

Debt

For a detailed description of the terms of our significant debt instruments, please see Note 6 to our Consolidated Financial Statements.

In connection with our acquisition of Primedia Enthusiast Media, Inc., we issued three new credit facilities on August 1, 2007.  These facilities consist of a $300 million asset-based revolving facility that was undrawn at close of the transaction, a $880 million term loan facility that amortizes 1.0% per year, and a $465 million bridge loan that will convert to long-term financing if it is not refinanced within one year.  See Note 6 – Debt and Revolving Credit Facilities.  We expect to pay interest on these facilities with cash flow generated from operations.

Significant debt transactions during the nine months ended October 31, 2007 and 2006 are as follows:

•                  In connection with the acquisition of EM, we issued our new Citicorp North America credit facilities.  See Note 6 — Debt and Revolving Credit Facilities.

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

Our debt primarily relates to credit facilities with Citicorp North America, Inc.  See Note 6 to our Consolidated Financial Statements.

The revolving credit facility with Citicorp North America had no outstanding balance at October 31, 2007.  Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR (5.13% at October 31, 2007) plus a margin of 1.50%.

The Term Loan B with Citicorp North America had an outstanding balance of $877.8 million at October 31, 2007.  Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR (5.13% at October 31, 2007) plus a margin of 3.25%.

The Bridge facility with Citicorp North America had an outstanding balance of $465.0 million at October 31, 2007.  Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR (5.13% at October 31, 2007) plus a margin of 4.75% as of October 31, 2007.  The margin increases 0.50% upon the expiration of each of the first four 90 day periods after issuance.  The interest on the bridge facility is capped at 11.25%.

A 1.0% increase in the prevailing interest rate on our debt at October 31, 2007 is estimated to cause an increase of $3.4 million in interest expense for the remainder of the year ending January 31, 2008.

We do not perform any interest rate hedging activities related to these facilities.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchase of foreign magazines for domestic distribution.

Revenues derived from the export of domestic titles (or sales to domestic brokers who facilitate the export) totaled $14.7 million for the quarter ended October 31, 2007 or 2.3% of total revenues.  For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks.  We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets.  There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

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

Changes in Internal Controls Over Financial Reporting

Except as set forth in this paragraph, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act that occurred during the fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect those controls.

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

SOURCE INTERLINK COMPANIES, INC.

December 10, 2007	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.