Form 10-K
period 2008-01-31
SOURCE INTERLINK COMPANIES INC
filed 2008-04-15
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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
incorporation or organization)

(239) 949-4450
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of exchange on which registered
COMMON STOCK $0.01 PAR VALUE	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer ☐ Smaller reporting company	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2007 was approximately $78.0 million computed by reference to the price at which the common equity was sold on July 31, 2007, the last day of the registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq National Market.

At April 8, 2008 the Company had 52,320,837 shares of common stock $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Annual Report on Form 10-K including, but not limited to, those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under Item 1A “Risk Factors”:

-	changes in advertising spending trends;

-	changes in interest rates;

-	volatility in fuel and paper prices;

-	market acceptance of and continuing demand for physical copies of magazines, DVDs, CDs and other home entertainment products;

-	the impact of competitive products and technologies;

-	the pricing and payment policies of magazine publishers, motion picture studios, record labels and other key vendors;

-	changing market conditions and opportunities;

-	our ability to realize operating efficiencies, cost savings and other benefits from recent acquisitions; and

-	retention of key management and employees.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under Item 1A. “Risk Factors” could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a premier marketing, publishing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items serving about 110,000 retail store locations throughout North America. Our fully integrated businesses include:

-	Publication of print and digital content to the enthusiast community in the United States via:

-	76 publications

-	90 websites, and

-	over 65 events;

-	Distribution and fulfillment of entertainment products to major retail chains throughout North America and direct-to-consumers via the Internet;

-	Import and export of periodicals sold in more than 100 markets worldwide;

-	Production and distribution content through magazines and via the internet to consumers in various niche and enthusiast markets. Trade, Retail and Consumer events further enhance customer continuity.

-	Coordination of product selection and placement for impulse items sold at checkout counters;

-	Processing and collection of rebate claims; and

-	Design, manufacture and installation of metal wire display fixtures in major retail chains.

Our clients include:

-	Major automobile manufacturers and part suppliers, as well as enthusiast product manufacturers, wholesalers and retailers;

-	Major magazine national distributors such as Time Warner Retail Sales & Marketing, Inc. and Curtis Circulation Company, as well as a significant base of individual magazine subscribers;

-
Retailers, such as Wal-Mart Stores, Inc., The Kroger Company, Target Corporation, Walgreen Company, Ahold USA, Inc., Sears Holdings Corporation, Meijer, Inc., Barnes & Noble, Inc., Borders Group, Inc., Hastings Entertainment, Inc., Fry’s Electronics, Inc. and Circuit City Stores, Inc.; and

-	e-commerce retailers, such as amazon.com, barnesandnoble.com, circuitcity.com and bestbuy.com.

Our suppliers include:

-	Major paper mills and printing press outsource providers;

-	Record labels, such as Vivendi Universal S.A., Sony BMG Music Entertainment Company, WEA Distribution and Thorn-EMI;

-	Motion picture studios, such as The Walt Disney Company, Warner Home Video, Sony Corp., The News Corporation, and Viacom Inc.; and

-	Magazine National Distributors, such as COMAG Marketing Group, LLC, Time Warner Retail Sales & Marketing, Inc., Curtis Circulation Company and Kable Distribution Services, Inc.

On August 1, 2007, the Company completed its acquisition of Primedia Enthusiast Media, Inc. (“EM”) pursuant to the terms and conditions of the Stock Purchase Agreement dated May 13, 2007 (the “Agreement”). EM is one of the largest providers of print and digital content to the enthusiast community in the United States.  EM’s business was comprised of 76 publications, 90 websites and over 65 events.  In addition, its portfolio of strong brands afforded EM several different licensing opportunities for consumer goods products, television and radio shows.  EM’s print titles include Motor Trend, Automobile, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Surfing, Snowboarder, Soap Opera Digest and Soap Opera Weekly.  Its web properties include automotive.com, equine.com and motortrend.com.

Following the acquisition, we organized the combined company into four operating business units:

-
Media – The Media segment sells print advertising space in its enthusiast publications, sells enthusiast publications via newsstand and subscription, and sells online advertising and lead generation services.

-
Magazine Fulfillment – The magazine fulfillment segment sells and distributes magazines to major retailers and wholesalers, imports foreign titles for domestic retailers and wholesalers, exports domestic titles to foreign wholesalers, provides return processing services, serves as an outsource fulfillment agent and provides customer-direct fulfillment.

-
DVD and CD Fulfillment – The DVD and CD fulfillment segment sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

-	In-Store Services – The in-store services segment designs, manufactures and invoices participants for front-end display fixture programs and provides claim filing services.

See Note 17 to the Consolidated Financial Statements.

STRATEGIC ALTERNATIVES PROCESS

In 2008, our Board of Directors, in consultation with its strategic advisor, The Yucaipa Companies, LLC (“Yucaipa”), hired Deutsche Bank Securities Inc. to act as its exclusive financial advisor in its process of evaluating strategic alternatives to enhance stockholder value, including but not limited to, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity.

Yucaipa is an affiliate of AEC Associates, LLC, our largest shareholder.

On May 13, 2007, the Company completed its evaluation of strategic alternatives by announcing the acquisition of Primedia Enthusiast Media, Inc.  As a result, the Company paid Yucaipa $12.7 million in connection with its advisory services.

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

In contrast, the distribution channel for prerecorded video and music products is dominated by the major motion picture studios and record labels, which through their respective distribution units periodically compete with intermediaries by seeking to establish direct trading relationships with high volume retailers. This disintermediation strategy has limited appeal to retailers that demand a variety of value-added services, including e-commerce support, inventory management, return logistics, advertising and marketing assistance, information services, and in store merchandising services to manage these increasingly volatile categories. Some retailers have sought to maintain a dual supply chain by establishing a direct trading relationship with the major studios and record labels for high volume product, primarily newly released titles, and a more expansive procurement and service relationship with intermediaries to secure lower volume, higher margin product and value-added services.

IN-STORE SERVICES

Front-End Management

The retail sale of single-copy magazines is largely an impulse purchase decision by the consumer, and the retail sale of other home entertainment content is becoming increasingly so. As a result, motion picture studios, record labels, publishers and manufacturers of other impulse merchandise such as confections and general merchandise (i.e., razor blades, film, batteries, etc.) consider it important for their products to be on prominent display in those areas of a store where they will be seen by the largest number of shoppers in order to increase the likelihood that their products will be sold. Retailers typically display DVDs, CDs, magazines, confections and general merchandise in specific aisles, or the “mainline,” and the checkout area, or the “front-end.” Product visibility is highest in the front-end because every shopper making a purchase must pass through this area.

Due to the higher visibility and resulting perception of increased sales potential, vendors compete vigorously for favorable display space in the front-end. To secure the desired display space, vendors offer rebate and other incentive payments to retailers, such as:

-	initial fees to rearrange front-end display fixtures to ensure the desired placement of their products;

-	periodic placement fees based on the location and size of their products’ display; and

-	cash rebates based on the total sales volume of their products.

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

OUR BUSINESS

Our business consists of four operating segments, as discussed above. Due to the similar operating characteristics of the Magazine Fulfillment and DVD and CD Fulfillment, they are discussed in aggregate, as the Fulfillment business unit below.

MEDIA

Source Interlink Media encompasses the Company’s publication of consumer publications, the Internet, events, licensing and merchandising.  Readers value enthusiast publications for their targeted editorial content and also rely on them as primary sources of information in their topic areas. This aspect makes the enthusiast properties important media buys for advertisers. Advertising sales for the Company’s enthusiast publications are generated largely by in-house sales forces.

Brands

The Company publishes 56 automotive titles, including consumer automotive publications such as Automobile and Motor Trend which cater to the high-end and new car automotive market, as well as highly specialized enthusiast titles such as Hot Rod, Truckin’, Super Street, Lowrider, Motorcyclist, 4Wheel & Off-Road and Four Wheeler. The Company’s automotive magazines represent the largest portfolio of magazines in the automotive category. Automotive print publications are supplemented by our strong internet presence and co-branded websites.

The Company is a publisher for other enthusiast markets with such titles as Stereophile, Power & Motoryacht and EQUUS. The Company also publishes numerous magazines targeting action sports enthusiasts such as Surfing, Skateboarder and Snowboarder. The Company’s major competition in the enthusiast market includes the titles comprising the Time4Media division of Time Warner Inc., which are under contract for sale to the Bonnier Group. We publish two soap opera magazines, Soap Opera Digest and Soap Opera Weekly, which compete with Bauer Publishing.

The Company is focused on building multiple online revenue streams, including subscriber acquisition, transactions that connect buyers and sellers, lead generation and pay-per-click and other online advertising.

Automotive.com, incorporated in 1999, has proven expertise in car sales lead generation, search engine marketing, search engine optimization and a technology platform that can drive increased traffic and ultimately monetize that traffic into high quality lead generation. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com and the automotive Internet sites provides a platform for maximizing advertising and lead generation revenues across all those sites.

FULFILLMENT

In the spring of 2001, we acquired a group of affiliated domestic magazine distributors to establish a platform from which to offer an expanding list of merchandise and services to retailers. From 2002 through 2004, we continued to expand our magazine product offerings by licensing and then purchasing international distribution rights to a series of domestic magazine titles. In February 2005, we further expanded our product offering beyond magazine fulfillment to include DVDs, CDs and other home entertainment content products through our merger with Alliance. In May 2005, we acquired Chas. Levy Circulating Co., one of the principal magazine wholesalers in the United States, for the purpose of strengthening our position in the domestic retail market. In March 2006, we acquired Anderson Mid-Atlantic News, LLC and Anderson-SCN Services, LLC, major distributors of magazines in the mid-Atlantic and Southern California regions, respectively. For a more complete discussion of the Alliance merger, the acquisition of Chas. Levy Circulating Co., and the acquisitions of Anderson Mid-Atlantic News, LLC and Anderson-SCN Services, LLC, see “Recent Developments.”

Currently, our Fulfillment segments offer a broad array of products and services including the following:

Product Procurement

Through our extensive relationships with record labels, motion picture studios, magazine publishers and other producers of home entertainment content, we can offer our retail clients the ability to display virtually every domestic DVD, CD and magazine title and a significant selection of foreign titled magazines. To maintain the high order fill rate demanded by our clients, we have established an in stock catalogue of approximately 300,000 CD titles and approximately 100,000 DVD titles. We purchase home entertainment content from every major record label, motion picture studio and magazine publisher, typically on a fully returnable basis.

Product is received at strategically located distribution centers. The principal distribution centers are located in Harrisburg, Pennsylvania, Coral Springs, Florida, Shepherdsville, Kentucky, Dallas, Texas, Lancaster, Pennsylvania, Ontario, California, and McCook, Illinois. At each of these distribution points, we process merchandise orders using sophisticated warehouse management systems. Once filled, orders are shipped to our retailers by a combination of third party freight carriers and, in certain high volume locations, in-house truck delivery. Given our broad distribution infrastructure, we are capable of delivering home entertainment content overnight to virtually any location within the continental United States.

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

IN-STORE SERVICES

The In-Store Services group provides rebate and other incentive payment collection and display fixture design and manufacture.

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

Front-End and Point-of-Purchase Display Fixtures

To enhance retailers’ marketing efficiency, we developed the capacity to design, manufacture, deliver and dispose of custom front-end and point-of-purchase displays for both retail store chains and product manufacturers. Retailers perceive our experience in developing and implementing product display strategies as helpful in improving the revenue they generated from the sale of home entertainment content merchandise. In addition, we believe that our influence on the design and manufacture of display fixtures enhances our ability to incorporate features that facilitate the gathering of information. Our services in this regard frequently include designing front-end display fixtures, supervising fixture installation, selecting products and negotiating, billing and collecting incentive payments from vendors. We frequently assist our retailer clients in the development of specialized marketing and promotional programs, which include special mainline or front-end displays and cross-promotions of magazines and products of interest to the readers of these magazines. Raw materials used in manufacturing our fixtures include wire, powder coating, metal tubing and paneling, wood veneer and laminates, all of which are readily available from multiple sources.

CUSTOMERS

Our customers in the retail market consist of bookstore chains, music stores and other retailers, as well as, grocery stores, drug stores and mass merchandise retailers. One customer accounts for a large percentage of our total revenues. Barnes & Noble, Inc. accounted for 21.6%, 19.6% and 27.5%in the fiscal years ended January 31, 2008, 2007 and 2006 respectively.

MARKETING AND SALES

Our target market includes advertisers, magazine publishers, motion picture studios, record labels, magazine distributors and retailers. We specialize in providing nationwide home entertainment product distribution to retailers with a national or regional scope. We believe that our distribution centers differentiate us from our national competitors and are a key element in our marketing program. Our distribution centers focus on our just-in-time replenishment and our ability to deliver product, particularly magazines published on a weekly basis, overnight to virtually any location within the United States and Puerto Rico.

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

SEASONALITY AND INFLATION

Our DVD and CD Fulfillment segment is highly seasonal. The fiscal fourth quarter is typically the largest revenue producing quarter due to increased distribution of pre-recorded music, videos, and video games during the year end holiday shopping season.

Our Magazine Fulfillment segment is generally not impacted by a significant amount of seasonality. The fiscal third quarter is typically the largest revenue quarter due to increased distribution of certain monthly titles, such as fashion titles and sports titles, and various quarterly, semi-annual and annual titles that are only produced and distributed in the third quarter to be in retail stores during the year end holiday shopping season.

Our In-Store Services segment is also highly seasonal. Historically, the largest revenue producing fiscal quarter for this segment is the third. This is primarily due to the fact that most retailers for which we design, manufacture and deliver product want their goods in their retail stores prior to the year end holiday shopping season, which is our fourth quarter.

Generally, during the last three years personnel and supplies costs have increase at a moderate rate of inflation.  However, the retail price of magazines and DVDs and CDs has remained static or declined.  As such we have experience declining profit margins due to these macro-economic factors.

COMPETITION

Each of our business units faces significant competition.

Our Media group competes for advertising on the basis of circulation and the niche markets they serve. Each of the Company’s enthusiast publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial, which is provided by in-house and freelance writers.  In the high-end and new car markets, our publications compete primarily against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.  The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers.

Our Fulfillment groups distribute home entertainment product in competition with a number of national and regional companies, including Anderson News LLC, Anderson Merchandisers, L.P., Hudson News Company, The News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major record labels and motion picture studios compete with us by establishing direct trading relationships with the larger retail chains.

Our In-Store Services group has a very limited number of direct competitors for its claims submission program, and it competes in a highly fragmented industry with other manufacturers for wire display fixture business. In addition, some of this group’s information and management services may be performed directly by publishers and other vendors, retailers or distributors.

The principal competitive factors faced by each of our business units are price, financial stability, breadth of products and services, and reputation.

MANAGEMENT INFORMATION SYSTEMS

The efficiency of our business units are supported by our information systems that combine traditional outbound product counts with real-time checkout register activity. Our ability to access real-time checkout register data enables us to quickly adjust individual store merchandise allocations in response to variation in consumer demand. This increases the probability that any particular merchandise allotment will be sold rather than returned for credit. In addition, we have developed sophisticated database management systems designed to track various on-sale and off-sale dates for the numerous issues and regional versions of the magazine titles that we distribute.

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

We also deploy a variety of additional hardware and software to manage our business, including a complete suite of electronic data interchange tools that enable us to take client orders, transmit advanced shipping notifications and place orders with our manufacturing trading partners. We also use an automated e-mail response system and automated call distribution system to manage our call center and conduct customer care services.

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

We employ various security measures and backup systems designed to protect against unauthorized use or failure of our information systems. Access to our information systems is controlled through firewalls and passwords and we utilize additional security measures to safeguard sensitive information. Additionally, we have backup power sources for blackouts and other emergency situations. Although we have never experienced any material failures or downtime with respect to any management information systems operations, any systems failure or material downtime could prevent us from taking orders and/or shipping product.

We have made strategic investments in material handling automation. Such investments include computer-controlled order selection systems that provide labor efficiencies and increase productivity and handling efficiencies. We have also invested in specialized equipment for our rapidly growing e-commerce accounts. We believe that in order to remain competitive, it will be necessary to invest in and upgrade from time to time all of our information systems.

EMPLOYEES

As of March 31, 2008, we had approximately 8,500 employees, of whom approximately 4,400 were full-time employees. Approximately 550 of our employees are covered by collective bargaining agreements that expire at various times through August 31, 2009. We believe our relations with our employees are good.

RECENT DEVELOPMENTS

Included below is a summary of event(s) occurring after the end of the most recently complete fiscal year, but prior to the filing of this Form 10-K:

On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A.  The interest rate swap is intended to hedge the Company’s exposure to fluctuations in LIBOR on $210.0 million of 1-month LIBOR based debt through April 29, 2011.  The Company expects that this swap agreement will qualify for hedge accounting treatment in accordance with SFAS 133.

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

A significant percentage of our sales are derived from a limited number of customers. In particular, for the year ended January 31, 2008, Barnes & Noble, Inc. accounted for approximately 21.6% of our total revenues.

We expect to continue to be dependent on a small number of customers for a substantial portion of our revenues. If any of these customers were to terminate their relationship with us, significantly reduce their purchases from us or experience problems in paying amounts due to us, it would result in a material reduction in our revenues, operating profits and cash flows.

WE DEPEND ON ACCESS TO CREDIT.

We will have significant working capital requirements principally to finance inventory, accounts receivable and new acquisitions. We are currently a party to a revolving credit facility with a syndicate of lenders arranged by Citicorp North America. In addition, we are extended trade credit by our suppliers.

Our business will depend on the availability of a credit facility and continued extension of credit by suppliers to support our working capital requirements. To maintain the right to borrow revolving loans and avoid a default under a credit facility, we will be required to comply with various financial and operating covenants and maintain sufficient eligible assets to support revolving loans pursuant to a specified borrowing base. Our ability to comply with these covenants or maintain sufficient eligible assets may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may be unable to comply with these covenants or maintain sufficient eligible assets in the future. A breach of any of these covenants or the failure to maintain sufficient eligible assets could result in a default under these credit facilities. If we default, our lenders will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under our credit facilities, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lenders could proceed against the collateral interest granted to them to secure that indebtedness. The results of such actions would have a significant negative impact on our results of operations and financial condition.

A DISRUPTION IN THE OPERATIONS OF OUR KEY SHIPPER OR SHARPLY HIGHER COSTS COULD CAUSE A DECLINE IN OUR REVENUES OR A REDUCTION IN OUR EARNINGS.

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

For the year ended January 31, 2008, our freight cost represented approximately 5.6% of our revenue. If freight costs were to materially increase and we were unable to pass that increase along to our customers due to competition within our industry, our financial results could materially suffer.

In a rising fuel cost environment, our freight costs will increase. If we are unable to pass the increased costs along to our customers, our results of operation may materially decline.

OUR STRATEGY WILL INCLUDE MAKING ADDITIONAL ACQUISITIONS THAT MAY PRESENT RISKS TO THE BUSINESS.

Making additional strategic acquisitions is part of our strategy. The ability to make acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions, including those that we have already made, may pose certain risks to us. These include the following:

-	we may be entering markets in which we have limited experience;

-	the acquisitions may be potential distractions to management and may divert company resources and managerial time;

-	it may be difficult or costly to integrate an acquired business’ financial, computer, payroll and other systems into our own;

-	we may have difficulty implementing additional controls and information systems appropriate for a growing company;

-	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

-	we may not achieve the expected benefits of the transactions including increased market opportunities, revenue synergies and cost savings from operating efficiencies;

-	difficulties in integrating the acquired businesses could disrupt client service and cause us to lose customers;

-	we may have unanticipated liabilities or contingencies from an acquired business;

-	we may assume indebtedness of the acquired company that may leave the Company more leveraged;

-	we may be required to invest a significant amount into working capital of the acquired company;

-	we may have reduced earnings due to amortization expenses, goodwill or intangible asset impairment charges, increased interest costs and costs related to the acquisition and its integration;

-	we may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the existing stockholders;

-
acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

-	we may be unable to retain management and other key personnel of an acquired company; and

-	we may impair relationships with an acquired company’s, or our own, employees, suppliers or customers by changing management.

To the extent that the value of the assets acquired in any prior or future acquisitions, including goodwill or other identifiable intangible assets, becomes impaired, we would be required to incur impairment charges that would result in a material charge against our earnings. Such impairment charges could reduce our earnings and have a material adverse effect on the market value of our common stock.  At the end of fiscal year 2008, the net book value of our goodwill and other identifiable intangibles was approximately $1,706.9 million.  At the end of fiscal year 2008, certain customer lists related to our DVD and CD Fulfillment segment were evaluated and determined to be impaired.  The impairment charge recorded in the fourth quarter of fiscal 2008 was approximately $35.3 million.  At the end of fiscal year 2007, certain customer lists, non-compete agreements and goodwill related to our In-Store Services segment were revalued and determined to be impaired.  The impairment charges recorded in the fourth quarter of fiscal 2007 were approximately $30.5 million.

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

Current technology allows consumers to buy music digitally from many providers such as Apple Computer (through iTunes), Music Match, Rhapsody, Microsoft (through MSN) and others. The sale of digital music has grown significantly in the past few years, and the recording industry saw sales revenue for CDs decline significantly from calendar years 2001 to 2007. As this method of selling music increases in popularity and gains consumer acceptance, it may adversely impact our sales and profitability. The recording industry also continues to face difficulties as a result of illegal online file-sharing and downloading. While industry associations and manufacturers have successfully launched legal action against downloaders and file sharers to stop this practice, there can be no assurance of the effect of these lawsuits. File sharing and downloading, both legitimate and illegal, could continue to exert pressure on the recording industry and the demand for CDs. Additionally, as other forms of media become available for digital download, our revenues and profitability attributable to CDs and DVDs may be adversely affected.

Recent advances in the technologies to deliver movies to viewers may adversely affect public demand for DVDs offered by us. For example, some digital cable providers and internet companies offer movies “on demand” with interactive capabilities such as start, stop and rewind. Direct broadcast satellite and digital cable providers have been able to enhance their on-demand offerings as a result of their ability to transmit over numerous channels. Although not as advanced as the digital distribution of music, Apple Computer (through iTunes) and others have begun to offer video content digitally. Apart from on-demand technology, the recent development and enhancement of personal video recorder technology with “time-shifting” technology (such as that used by TiVo and certain cable companies) has given viewers greater interactive control over broadcasted movies and other program types. Also, companies such as Blockbuster Entertainment and NetFlix are now offering subscription services which provide consumers the ability to rent VHS cassettes and DVDs for indefinite periods of time without being subject to late fees. If these methods of watching filmed entertainment increase in popularity and gain consumer acceptance, they may adversely impact revenues and profits.

WE PARTICIPATE IN HIGHLY COMPETITIVE INDUSTRIES AND COMPETITIVE PRESSURES MAY RESULT IN A DECREASE IN OUR REVENUES AND PROFITABILITY.

Each of our business units faces significant competition.

Our Media group competes for advertising on the basis of circulation and the niche markets they serve. Each of the Company’s enthusiast publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial, which is provided by in-house and freelance writers.  In the high-end and new car markets, our publications compete primarily against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.  The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers.

Our Fulfillment group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News Company, Anderson Merchandisers, L.P., Hudson News Company, News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. Major record labels and motion picture studios periodically compete with us by establishing direct trading relationships with the larger retail chains.

Our In-Store Services group competes in a highly fragmented industry with other manufacturers for wire display fixture business. In addition, some of this group’s information and management services may be performed directly by publishers and other vendors, retailers or distributors. Other information service providers, including A.C. Nielsen Company, Information Resources and Audit Bureau of Circulations, also collect sales data from retail stores. If these service providers were to compete with us, given their expertise in collecting information and their industry reputations, they could be formidable competitors.

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

Approximately 6.1% of our total revenues from magazine distribution for the year ended January 31, 2008 were derived from the export of U.S. publications to overseas markets, primarily to the United Kingdom and Australia. In addition, approximately 4.7% of our gross domestic distribution of magazines for the year ended January 31, 2008, consisted of the domestic distribution of foreign publications imported for sale to U.S. markets.

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

Substantially all of the magazines distributed in the United States are supplied by or through one of four national distributors, Comag Marketing Group, LLC, Curtis Circulation Company, Kable Distribution Services, Inc. and Time Warner Retail Sales and Marketing, Inc. Each title is generally supplied by one of these national distributors to us and generally cannot be purchased from any alternative source. Our success is largely dependent on our ability to obtain product in sufficient quantities on competitive terms and conditions from each of the national distributors. In order to qualify to receive copy allotments, we are required to comply with certain operating conditions, which differ between the specialty retail market and the mainstream market. Our ability to economically satisfy these conditions may be affected by events beyond our control, including the cooperation and assistance of our customers. A failure to satisfy these conditions could result in a breach of our purchase arrangements with our suppliers and entitle our suppliers to reduce our copy allotment or discontinue our right to receive product for distribution to our customers. If our supply of magazines were reduced, interrupted or discontinued, customer service would be disrupted and existing customers may reduce or cease doing business with us altogether, thereby causing our revenue and operating income to decline and result in failure to meet expectations.

IF WE WERE UNABLE TO RECEIVE OUR DVD AND CD PRODUCTS FROM OUR TOP SUPPLIERS, OUR REVENUE AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

A substantial portion of the DVD and CD products distributed by us are supplied by 5 motion picture studios and 4 record labels. These products are proprietary to individual suppliers and may not be obtained from any alternative source. Our success depends upon our ability to obtain product in sufficient quantities on competitive terms and conditions from each of these major home entertainment labels and studios. If our supply of products were interrupted or discontinued, then customer service could be adversely affected and customers may reduce or cease doing business with us causing our sales and profitability to decline.

VIRTUALLY ALL OF OUR SALES ARE MADE ON A “SALE OR RETURN” BASIS AND HIGHER THAN EXPECTED RETURNS COULD CAUSE US TO OVERSTATE REVENUE FOR THE PERIOD AFFECTED.

As is customary in the home entertainment content product industry, virtually all of our sales will be made on a “sale or return” basis. During the year ended January 31, 2008, approximately 60 out of every 100 magazine copies distributed domestically by Source Interlink and approximately 22 and 20 out of every 100 DVDs and CDs, respectively, distributed domestically by Alliance were returned unsold by their customers for credit; however, the sell-through rate can vary from period to period. Revenues from the sale of merchandise that we distribute are recognized at the time of delivery, less a reserve for estimated returns. The amount of the return reserve is estimated based on historical sell-through rates. If sell-through rates in any period are significantly less than historical averages, this return reserve could be inadequate. If the return reserve proved inadequate, it would indicate that actual revenue in prior periods was less than accrued revenue for such periods. This would require an increase in the amount of the return reserve for subsequent periods which may result in a reduction in operating income for such periods.

SALES OF DVDS AND CDS ARE HIGHLY SEASONAL AND OUR FINANCIAL RESULTS COULD BE NEGATIVELY IMPACTED IF THE FOURTH QUARTER SALES OF DVDS AND CDS ARE WEAK.

Our DVD and CD Fulfillment segment generated 32.7% of its total net revenues in the fourth quarter of fiscal 2008 coinciding with the year end holiday shopping season. Factors that could adversely affect sales and profitability in the fourth quarter include:

-	unavailability of, and low customer demand for, particular products;

-	unfavorable economic and geopolitical conditions;

-	inability to hire adequate temporary personnel;

-	weather conditions;

-	inability to anticipate consumer trends;

-	weak new release schedules;

-	inability to obtain favorable trade credit terms; and

-	inability to maintain adequate inventory levels.

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

OUR OPERATIONS COULD BE DISRUPTED IF OUR INFORMATION SYSTEMS FAIL, CAUSING INCREASED EXPENSES AND LOSS OF REVENUES.

Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems, including our replenishment and order regulation systems, and other information technology. If we were to fail for any reason or if we were to experience any unscheduled down times, even for only a short period, its operations and financial results could be adversely affected. We have in the past experienced performance problems and unscheduled down times, and these problems could recur. Our systems could be damaged or interrupted by fire, flood, hurricanes, earthquakes, power loss, telecommunications failure, break-ins or similar events. We have formal disaster recovery plans in place. However, these plans may not be entirely successful in preventing delays or other complications that could arise from information systems failure, and, if they are not successful, our business interruption insurance may not adequately compensate for losses that may occur.

WE DEPEND ON THE INTERNET TO DELIVER SOME OF OUR SERVICES, AND THE USE OF THE INTERNET MAY EXPOSE US TO INCREASED RISKS.

Many of our operations and services, including replenishment and order regulation systems, customer direct fulfillment and other information technology, involve the transmission of information over the Internet. Our business therefore will be subject to any factors that adversely affect Internet usage including the reliability of Internet service providers, which from time to time have operational problems and experience service outages.

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

Under terms of purchase prevailing in its industry, the profitability of the DVD and CD are enhanced by advertising allowances, volume discounts and other sales incentive programs offered by record labels and motion picture studios. Such content providers are not under long-term contractual obligations to continue these programs, and in 2003 one major record label eliminated advertising allowances and volume discounts on a limited number of stock keeping units (“SKUs”). If record labels or motion picture studios, or both, decide to discontinue these programs, we would experience a significant reduction in operating profits.

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

OUR DEBT INSTRUMENTS LIMIT OUR BUSINESS FLEXIBILITY BY IMPOSING OPERATING AND FINANCIAL RESTRICTIONS ON OUR OPERATIONS.

The agreements governing our indebtedness impose specific operating and financial restrictions on us. These restrictions impose conditions or limitations on our ability to, among other things:

- change the nature of our business;

- incur additional indebtedness;

- create liens on our assets;

- sell assets;

- issue stock;

- engage in mergers, consolidations or transactions with our affiliates;

- make investments in or loans to specific subsidiaries; and

- declare or make dividend payments on our common stock.

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

INCREASES IN PAPER AND POSTAGE COSTS MAY HAVE AN ADVERSE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

The price of paper is a significant expense relating to our print products and direct mail solicitations. Worldwide demand, strikes and extraordinary weather conditions could result in higher prices in fiscal 2009. We use the U.S. Postal Service for distribution of many of our products and marketing materials. Paper and postage cost increases may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

RISKS RELATED TO YOUR OWNERSHIP OF OUR STOCK

WE HAVE A SIGNIFICANT STOCKHOLDER WHOSE INTERESTS MAY CONFLICT WITH YOURS.

Our largest stockholder, AEC Associates, L.L.C. beneficially owned approximately 34% of our outstanding voting power as of April 9, 2008. For as long as AEC Associates (together with its members and affiliates acting as a group) owns an aggregate of at least 10% of our outstanding common stock, AEC Associates will have certain additional director designation rights as further described in the risk factor entitled “We have limitations on changes of control that could reduce your ability to sell our shares at a premium.” For example, for actions that require a supermajority of the board, such as a change of control, AEC Associates designated directors may effectively have enough votes to prevent any such action from being taken by us. As a result, AEC Associates will have the ability through its ownership of our common stock and its representation on the board to exercise significant influence over our major decisions and over all matters requiring stockholder approval. AEC Associates may have interests that differ from those of our stockholders.

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

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

Our common stock is currently traded on the Nasdaq National Market. Our average daily trading volume for the three month period ending April 9, 2008 was approximately 281,000 shares. In the future, we may experience more limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from a high of $7.92 to a low of $1.75 for the 52-week period ending January 31, 2008. The closing sale price of our common stock, as reported by the Nasdaq National Market on April 9, 2008 was $1.52.  Broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, announcements of new services, additions or departures of key personnel, quarterly fluctuations in our financial results, changes in analysts’ estimates of our financial performance, general conditions in our industry and conditions in the financial markets and a variety of other risk factors, including the ones described elsewhere in this Annual Report on Form 10-K. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 27500 Riverview Center Boulevard, Bonita Springs, Florida. As of April 3, 2008, we owned or leased approximately 0.5 million square feet of manufacturing facilities, 2.6 million square feet of distribution centers, warehouses and depots, and 0.7 million square feet of office space. The following table presents information concerning our principal properties:

Location	Description	Segment	Size (square feet)	Owned/Leased
Bonita Springs, FL	Office	Worldwide headquarters	95,000	Leased
Coral Springs, FL	Distribution center/Office	DVD and CD fulfillment	244,000	Owned
Shepherdsville, KY	Distribution center	DVD and CD fulfillment	404,000	Leased
Shepherdsville, KY	Distribution center	DVD and CD fulfillment	167,000	Leased
Ontario, CA	Distribution center	Magazine fulfillment	160,000	Leased
McCook, IL	Distribution center	Magazine fulfillment	210,000	Leased
Lancaster, PA	Distribution center	Magazine fulfillment	106,000	Leased
Dallas, TX	Distribution center	Magazine fulfillment	48,000	Leased
Harrisburg, PA	Distribution center	Magazine fulfillment	142,000	Leased
Rockford, IL	Manufacturing/Distribution center	In-store services	300,000/9,000	Owned
Brooklyn, NY	Manufacturing	In-store services	92,000	Leased
Vancouver, B.C.	Manufacturing	In-store services	51,000	Leased
Los Angeles, CA	Office	Media	207,000	Leased
New York, NY	Office	Media	95,000	Leased
Harrisburg, PA	Office	Media	50,000	Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 27, 2007, the Company held its 2008 annual meeting.  The following are the results of questions submitted to votes of shareholders:

	Votes Cast		Votes
	For	Against	Abstained

With regard to election of directors:
Michael R. Duckworth	44,318,172	-	526,172
Ariel Z. Emanuel	35,671,987	-	9,172,737
Terrence Wallock	43,847,740	-	996,984

With regard to approval of the 2007 Omnibus
Long-Term Compensation Plan	35,886,115	2,413,666	13,125

With regard to ratification of BDO Seidman, LLP
as the Company's external auditors	44,697,809	121,779	25,138

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the Nasdaq Global Select Market under the symbol SORC.

The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported by the Nasdaq National Market during the fiscal year shown. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year ended January 31, 2007
First quarter	$12.00	$9.87
Second quarter	$12.89	$10.55
Third quarter	$11.92	$8.99
Fourth quarter	$9.62	$7.10
Year ended January 31, 2008
First quarter	$7.92	$6.41
Second quarter	$6.91	$4.33
Third quarter	$4.89	$3.16
Fourth quarter	$3.74	$1.75

HOLDERS

As of April 10, 2008, there were approximately 126 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data are only a summary and should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2006, 2007 and 2008 and the balance sheet data as of January 31, 2007 and 2008, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our financial statements audited by BDO Seidman, LLP, an independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2004 and 2005 and the balance sheet data as of January 31, 2004 and 2005, which have been prepared in accordance with accounting principles generally accepted in the U.S., are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. On August 1, 2007, we consummated our acquisition of Enthusiast Media Inc. The results of operations of Enthusiast Media are included in the selected financial data presented below for the period beginning August 1, 2007 only. On February 28, 2005, we consummated our merger with Alliance Entertainment Corp. The results of operations of Alliance are included in the selected financial data presented below for the period beginning March 1, 2005 only. On May 10, 2005, we consummated our acquisition of Chas. Levy Circulating Co, LLC. The results of operations of Levy are included in the selected financial data presented below for the period beginning May 10, 2005 only. Also on March 30, 2006, we consummated our acquisitions of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC.  The results of operations for Mid-Atlantic and SCN are included in the selected financial data presented below for the period beginning April 1, 2006 only. For a description of the merger of Source Interlink and Alliance and the acquisitions of Levy, Mid-Atlantic and SCN, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical operating results are not necessarily indicative of the results that may be expected for any future period.

	Year Ended January 31,
(in thousands, except per share data)	2008	2007(a)	2006(a)	2005(a)	2004(a)

Income Statement data:
Revenues	$2,254,252	$1,828,653	$1,498,789	$334,274	$297,072
Gross profit	$598,071	$382,729	$302,669	$94,267	$83,681
Operating income (loss)	$36,709	$(19,370)	$32,540	$16,239	$16,905
(Loss) income from continuing operations	$(26,238)	$(25,967)	$12,989	$11,277	$9,674
Net (loss) income available to common shareholders	$(27,893)	$(24,656)	$12,879	$12,082	$10,048
(Loss) income from continuing operations per share:
Basic	$(0.50)	$(0.50)	$0.26	$0.49	$0.52
Diluted	$(0.50)	$(0.50)	$0.25	$0.45	$0.49

(a)           Periods are reclassified for the discontinued operations as discussed in Note 8.

	As of January 31,
(in thousands)	2008	2007	2006	2005	2004

Balance sheet data:
Cash	$35,650	$-	$23,239	$1,387	$4,963
Working capital (b)	$(8,490)	$38,368	$61,767	$46,816	$23,477
Total assets	$2,436,005	$1,010,031	$884,472	$197,753	$164,101
Current maturities of debt	$15,369	$7,850	$6,508	$5,630	$4,059
Debt, less current maturities	$1,359,210	$146,534	$80,727	$34,139	$31,541
Total liabilities	$1,995,504	$570,584	$424,879	$70,070	$97,027
Minority Interest	$25,978	$-	$-	$-	$-
Total stockholders' equity	$414,523	$439,447	$459,593	$127,683	$67,074

(b)    Working capital excludes the current portion of long term debt and current portion of obligations under capital leases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Throughout this section we discuss and refer to the following reportable segments:

-
Media – The Media segment sells print advertising space in its enthusiast publications, sells enthusiast publications via newsstand and subscription, and sells online advertising and lead generation services.

-
Magazine Fulfillment Services - Our Magazine Fulfillment Services group provides domestic and foreign titled magazines to specialty retailers, such as bookstores and music stores, and to mainstream retailers, such as supermarkets, discount stores, drug stores, convenience stores and newsstands. This group also exports domestic titled magazines from more than 100 publishers to foreign markets worldwide.

-
In-Store Services – Our In-Store Services group designs, manufactures, ships, installs, removes and invoices participants in front-end wire fixture display programs, provides claim filing services for rebates owed retailers from publishers.

-
DVD and CD Fulfillment - Our DVD and CD Fulfillment group sells and distributes pre-recorded music, videos, video games and related products to retailers, provides product and commerce solutions to retailers and provides customer-direct fulfillment and vendor managed inventory.

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

OVERVIEW

The following events have occurred that have a material impact on the comparison of our results of operations for the year ended January 31, 2008 and the prior years:

We have performed three acquisitions during the last two fiscal years.  The results of operations from the following acquired business are included in current year results of operations for a different number of months than they were included in the prior year:

-	Primedia Enthusiast Media, Inc. – Results from Enthusiast Media were included in fiscal 2008 earnings for 6 months while no results from Enthusiast Media were included in fiscal 2007.

-	Anderson Mid-Atlantic News, LLC – Results from Mid-Atlantic were included in fiscal 2007 earnings for 10 months while no results from Mid-Atlantic were included in fiscal 2006; and

-	Anderson SCN Services, LLC – Results from SCN were included in fiscal 2007 earnings for 10 months while no results from SCN were included in fiscal 2006.

For more information on the above acquisitions, see Note 2 – Business Combinations and Asset Acquisitions to our Consolidated Financial Statements.

As a result of our fiscal year 2008 SFAS No. 144 fourth quarter impairment analysis, we determined that certain of our customer lists of our DVD and CD Fulfillment reporting unit were impaired and consequently recorded a charge of approximately $35.3 million.  These determinations are based largely on management’s projections regarding the revenues from and profitability of customer relationships acquired on February 28, 2005.  The combination of these factors had an adverse impact on the anticipated future cash flows used in the impairment analysis performed during the fourth quarter of fiscal year 2008.  The net carrying amount of the customer list was $30.5 million at the end of the fourth quarter of fiscal year 2008, after the impairment charge was recorded.

Effective November 10, 2006, S. Leslie Flegel, the Company's then Chairman of the Board of Directors and Chief Executive Officer, resigned from the Company and its Board of Directors pursuant to a Separation, Consulting and General Release Agreement dated November 12, 2006 (the "Separation Agreement"). The Company's Board of Directors has since named Michael R. Duckworth, a director of the Company, Chairman of the Board of Directors. The Company's then President and Chief Operating Officer, James R. Gillis, and the Company's then Executive Vice President and President and Chief Operating Officer of the Company's Alliance Entertainment Corporation subsidiary, Alan Tuchman, have since been named interim co-Chief Executive Officers.  The Company recorded a charge to earnings of $9.6 million in the fiscal year ended January 31, 2007 related to Mr. Flegel’s separation from the Company.

As a result of our fiscal year 2007 SFAS No. 142 fourth quarter impairment analysis, we determined that the customer list, non-compete agreement and goodwill of our In-Store Services reporting unit was impaired and consequently recorded a charge of  approximately $1.7 million, $0.5 million and $30.6 million, respectively.  These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including increased life cycle for certain products, as well as decreasing operating profit margins.  The combination of these factors had an adverse impact on the anticipated future cash flows of this reporting unit used in the impairment analysis performed during the fourth quarter of fiscal year 2007.  The net carrying amount of the customer list was $1.25 million and goodwill $24.7 million at the end of the fourth quarter of fiscal year 2007, after the impairment charge was recorded.

In the fourth quarter of fiscal 2007, we amended our distribution agreement with a major customer of our magazine distribution segment such that revenue is no longer recognized upon the delivery of product less an allowance for returns but rather revenue is recognized when the sale occurs at retail.  This transition to a scan-based trading relationship resulted in a one-time conversion charge, which had a negative impact on profitability of $16.2 million.  A large portion of this charge is the non-cash deferral of profits as a result of this change.  Until the time of sale, the inventory is being carried on the Company’s books at the product cost.  We are optimistic that scan-based trading will ultimately reduce costs, result in a reduction in working capital, maximize retail productivity and throughput, and continue to enhance retailer relationships.

DISCONTINUED OPERATION

The following amounts related to our In-Store Services segment’s discontinued operation (wood manufacturing business) have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of income:

	Year ended January 31,
(in thousands)	2008	2007	2006

Revenue	$2,551	$26,193	$28,627

(Loss) income before income taxes	$(1,912)	$2,184	$2,693
Income tax benefit	(765)	873	1,357

(Loss) income from discontinued operations, net of tax	(1,147)	1,311	1,336

Pre-tax loss on sale of discontinued business	(847)	-	-
Income tax benefit	(339)	-	-

Loss on sale of business, net of tax	(508)	-	-

Discontinued operation, net of tax	$(1,655)	$1,311	$1,336

EXPLANATION OF FINANCIAL STATEMENT LINE ITEMS

REVENUES

The Media segment derives revenues primarily from:

-	selling print advertising space in its enthusiast publications,

-	selling enthusiast publications via single-copy sales and subscription, and

-	selling online advertising and lead generation services.

The Magazine Fulfillment group derives revenues from:

-	selling and distributing magazines, including domestic and foreign titles, to retailers throughout the United States and Canada;

-	exporting domestic titles internationally to foreign wholesalers or through domestic brokers;

-	providing return processing services for major specialty retail book chains; and

-	serving as an outsourced fulfillment agent and backroom operator for publishers.

The In-Store Services group derives revenues from:

-	designing, manufacturing and invoicing participants in front-end merchandising programs;

-	providing claim filing services related to rebates owed to retailers from publishers or their designated agents; and

The DVD and CD Fulfillment group derives revenues from:

-	selling and distributing pre-recorded music, movies, video games and related products primarily to retailers throughout the United States;

-	serving as an outsourced fulfillment agent and backroom operator for motion picture studios and record labels.

COST OF REVENUES

The cost of revenues for the Media group consists of paper, outsourced printing services and the cost of licensed products.

The cost of revenues for the Magazine Fulfillment Services group consists of the costs of magazines and books purchased for resale less all applicable publisher discounts and rebates.

The cost of revenues for the In-Store Services group consists of:

-	raw materials consumed in the production of display fixtures, primarily steel and powder coatings;

-	production labor; and

-	manufacturing overhead.

The cost of revenues for the DVD and CD Fulfillment group consists of the costs of CDs and DVDs purchased for resale less all applicable discounts and rebates.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for each of the operating groups include:

-	non-production labor;

-	rent and office overhead;

-	insurance;

-	professional fees; and

-	management information systems.

Expenses associated with corporate finance, human resources, certain management information systems and executive offices are included within the Shared Services group and are not fully allocated to the other groups.

DISTRIBUTION, CIRULATION AND FULFILLMENT

Distribution, circulation and fulfillment consists of our direct costs of distributing magazines, books, CDs and DVDs by third-party freight carriers, primarily UPS ground service, and the cost of delivery by company-leased trucks as well as distribution center labor and overhead. Third party freight rates are driven primarily by the weight of the copies being shipped and the distance between origination and destination.

Freight is not disclosed as a component of cost of revenues, and, as a result, gross profit and gross profit margins are not comparable to other companies that include shipping and handling costs in cost of revenues.

Distribution, circulation and fulfillment has increased proportionately as the amount of product we distribute has increased. We anticipate the continued growth in our Magazine Fulfillment and DVD and CD Fulfillment groups will result in an increase in distribution, circulation and fulfillment. Generally, as total pounds shipped increase, the cost per pound charged by third party carriers decreases.

INTEGRATION AND RELOCATION EXPENSE

During fiscal 2008, the Company incurred relocation expenses of $1.6 million related to the relocation of its Chicago, IL distribution center to McCook, IL.

During fiscal 2007, the Company incurred $3.7 million of expenses related to the planned consolidation of the backroom operations and marketing functions of the domestic distribution group from Lisle, IL to Bonita Springs, FL and the planned consolidation of one of its existing southern California distribution centers into a facility acquired in connection with the acquisition of SCN.

RESULTS OF OPERATIONS

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 1, 2008 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2007

MEDIA

The following table presents comparative operating results for our Media group for the fiscal years ended January 31, 2008 and 2007:

	Year ended January 31,		Increase (decrease)
(in thousands)	2008	2007	Amount	Percent

Revenues, net
Distribution	$4,762	$-	$4,762	NM
Advertising	122,769	-	122,769	NM
Circulation	78,532	-	78,532	NM
Other	46,848	-	46,848	NM

Total revenues, net	252,911	-	252,911	NM
Cost of revenues	68,906	-	68,906	NM

Gross profit	184,005	-	184,005	NM
Distribution, circulation and fulfillment	23,427	-	23,427	NM
Selling, general and administrative expense	112,778	-	112,778	NM
Depreciation and amortization	24,840	-	24,840	NM
Merger and acquisition costs	252	-	252	NM

Operating income	$22,708	$-	$22,708	NM

Key operating measures:
Gross profit margin	72.8%	NM	NM
Operating margin	9.0%	NM	NM
Distribution, circulation and fulfillment as a percent of revenues	9.3%	NM	NM
Selling, general and administrative expenses as a percent of revenues	44.6%	NM	NM

NM - the result of the calculation is not meaningful

On August 1, 2007 we acquired EM, which created our Media operating segment.  All changes in income statement line items result from this acquisition.

MAGAZINE FULFILLMENT SERVICES

The following table presents comparative operating results for our Magazine Fulfillment services for the fiscal years ended January 31, 2008 and 2007:

	Year ended January 31,		Increase (decrease)
(in thousands)	2008	2007	Amount	Percent

Revenues, net
Distribution	$932,315	$794,973	$137,342	17.3%
Other	17,972	14,780	3,192	21.6%

Total Revenues, net	950,287	809,753	140,534	17.4%
Cost of revenues	730,839	621,786	109,053	17.5%

Gross profit	219,448	187,967	31,481	16.7%
Distribution, circulation, and fulfillment	111,370	113,444	(2,074)	-1.8%
Selling, general and administrative expense	74,818	63,603	11,215	17.6%
Depreciation and amortization	9,208	7,997	1,211	15.1%
Integration and relocation expense	1,072	3,580	(2,508)	-70.1%
Disposal of land, buildings and equipment, net	-	(154)	154	-100.0%

Operating income	$22,980	$(503)	$23,483	-4668.6%

Key operating measures:
Gross profit margin	23.1%	23.2%	-0.1%
Operating margin	2.4%	-0.1%	2.5%
Distribution, circulation and fulfillment as a
percent of revenues	11.7%	14.0%	-2.3%
Selling, general and administrative expenses as
a percent of a percent of revenues	7.9%	7.9%	0.0%

NM - the result of the calculation is not meaningful

On March 30, 2006 we acquired Mid-Atlantic and SCN.  Increases in individual income statement line items within our Magazine Fulfillment group are related to the impact of the inclusion of twelve months of results in the current year period versus ten in the same period of fiscal 2007.

Revenues increased primarily due the acquisition of Mid-Atlantic and SCN in addition to the impact of a new exclusive contract with a major bookstore, significant sales to new retailers and increased export distribution as a result of a new exclusive export contract with a major domestic national distributor, partially offset by approximately $6 million in lost sales due to the southern California wild fires, as well as the impact of the conversion of a large customer to scan-based trading during the fiscal 2007 period.

Gross profit margin was consistent with the same period of the prior year.

Distribution, circulation and fulfillment as a percent of revenues decreased primarily due to synergies achieved related to our acquisition of Mid-Atlantic and SCN as well as increased revenue from our export distribution business that does not carry freight costs.

Selling, general and administrative expenses increased due in part to increased expenses as a result of the addition of new customers and a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $5.8 million of additional Selling, general and administrative expenses would have been recorded in the prior year.

DVD AND CD FULFILLMENT GROUP

The following table presents comparative operating results for our DVD and CD Fulfillment group for the fiscal years ended January 31, 2008 and 2007:

	Year ended January 31,		Increase (decrease)
(in thousands)	2008	2007	Amount	Percent

Revenues, net
Distribution	$1,021,018	$971,523	$49,495	5.1%

Total revenues, net	1,021,018	971,523	49,495	5.1%
Cost of revenues	845,418	797,348	48,070	6.0%

Gross profit	175,600	174,175	1,425	0.8%
Distribution, circulation and fulfillment	62,220	64,509	(2,289)	-3.5%
Selling, general and administrative expenses	61,612	55,650	5,962	10.7%
Depreciation and amortization	16,739	14,650	2,089	14.3%
Impairment of intangibles	35,310	-	35,310	NM
Disposal of land, buildings and equipment, net	417	287	130	45.3%

Operating (loss) income	$(698)	$39,079	$(39,777)	-101.8%

Key operating measures:
Gross profit margin	17.2%	17.9%	-0.7%
Operating margin	-0.1%	4.0%	-4.1%
Distribution, circulation and fufillment as a percent of revenues	6.1%	6.6%	-0.5%
Selling, general and administrative expenses as a
percent of revenues	6.0%	5.7%	0.3%

NM - the result of the calculation is not meaningful

Revenues increased primarily due to the addition of a significant new customer during the third quarter of fiscal 2008 and increased sales of DVDs in our large bookstore customer, partially offset by decreased revenues as a result of certain retailer programs in the prior year period not being renewed in the current year and negative industry trends within the CD and recorded music industry.

Gross profit margin decreased primarily due to a shift in mix away from CDs toward lower-margin DVDs and the addition of a significant new customer that carries lower gross margins.

Distribution, circulation and fulfillment as a percent of revenues decreased primarily due to a shift of a larger portion of shipments to certain customers to ground versus air.

Selling, general and administrative expenses increased primarily due to new vendor managed inventory customers, where we provide in-store product merchandising, and other new business ventures.

During the fourth quarter of fiscal 2008, we recorded an impairment charge of $35.3 million related to the group’s acquired customer lists.

Operating margin decreased primarily due to the factors discussed above.

IN-STORE SERVICES GROUP

The following table presents comparative operating results for our In-Store services group for the fiscal years ended January 31, 2008 and 2007:

	Year ended January 31,		Increase (decrease)
(in thousands)	2008	2007	Amount	Percent

Revenues, net
Manufacturing	$30,650	$32,670	$(2,020)	$-6.2%
Claiming and Information	14,001	14,707	(706)	-4.8%

Total Revenues, net	44,651	47,377	(2,726)	-5.8%
Cost of revenues	25,633	26,790	(1,157)	-4.3%

Gross profit	19,018	20,587	(1,569)	-7.6%
Selling, general and administrative expense	7,879	7,695	184	2.4%
Depreciation and amortization	490	557	(67)	-12.0%
Impairment of goodwill and intangible assets	-	32,742	(32,742)	-100.0%
Disposal of land, buildings and equipment, net	(174)	(86)	(88)	102.3%

Operating income	$10,823	$(20,321)	$31,144	-153.3%

Key operating measures:
Gross profit margin	42.6%	43.5%	-0.9%
Operating margin	24.2%	-42.9%	67.1%

NM - the result of the calculation is not meaningful

Revenues from Claim filing and information decreased primarily due to the timing of payments received on claims filed.  Revenues from Wire manufacturing decreased primarily due to fewer jobs in the current period versus the same period of the prior year.

Gross profit decreased primarily due to lower revenue, while gross profit margin remained relatively consistent.

Selling, general and administrative expenses decreased over the prior year period.  Components of selling, general and administrative expenses increased due to changes in the method of allocating costs formerly accumulated in the Shared Services segment, offset by reductions in selling, general and administrative expenses due to cost cutting initiatives.

Operating margin increased primarily due to the impairment of goodwill and intangible assets discussed above.

SHARED SERVICES GROUP

The following table presents comparative operating results for our Shared Services group for the fiscal years ended January 31, 2008 and 2007:

	Year ended January 31,		Increase (decrease)
(in thousands)	2008	2007	Amount	Percent

Selling, general and administrative expense	$15,535	$34,483	$(18,948)	-54.9%
Depreciation and amortization	2,161	2,155	6	0.3%
Integration and relocation expense	495	84	411	489.3%
Disposal of land, buildings and equipment, net	-	903	(903)	-100.0%
Merger and acquisition costs	913	-	913	NM

Operating loss	$(19,104)	$(37,625)	$18,521	-49.2%

Key operating measures:
Selling, general and administrative expenses as a
percent of revenues	1.0%	2.0%	-1.0%

NM - the result of the calculation is not meaningful

Selling, general and administrative expenses decreased due to a change in the method of allocation of costs formerly accumulated in the Shared Services segment.  Under the current methodology, approximately $6.5 million of additional Selling, general and administrative expenses would have been allocated in the prior year.  In addition, fiscal 2007 selling general and administrative costs include a charge of $9.6 million related to the resignation of our CEO described above, $1.1 million in expenses associated with the Company’s exploration of strategic alternatives and $0.4 million in expenses associated with the Company’s adoption of FAS 123(R).

In fiscal 2008, Merger and acquisition costs include indirect costs associated with the acquisition of Primedia Enthusiast Media, Inc (“EM”).

In fiscal 2007, disposal of land, buildings and equipment includes a $0.5 million loss associated with the sale of a former manufacturing facility and a $0.4 million loss associated with the termination of the Company’s aircraft lease.

INTEREST EXPENSE, NET

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  Interest expense increased from $12.5 million to $76.8 million.  The increase relates to the significant increase in borrowings as a result of our acquisition of EM.

OTHER INCOME

Other income is comprised of items that are outside the normal course of business.  Therefore, comparison between periods is not meaningful.

INCOME TAXES

For the year ended January 31, 2008 we recognized an income tax benefit of $16.0 million compared to $6.1 million for the year ended January 31, 2007.  Our effective benefit rate was 38.5% in fiscal 2008 versus 18.9% in fiscal 2007.  The change in effective rate is due primarily to the non-deductible nature of a large portion of the goodwill and intangible assets impairment charge taken in fiscal 2007.

RESULTS FOR THE FISCAL YEAR ENDED JANUARY 1, 2007 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2006

DVD AND CD FULFILLMENT GROUP

The following table presents comparative operating results for our DVD and CD Fulfillment group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Revenues	$971,523	$889,380	$82,143	9.2%
Cost of revenues	797,348	733,173	64,175	8.8%
Gross profit	174,175	156,207	17,968	11.5%
Selling, general and administrative expense	55,650	53,962	1,688	3.1%
Distribution, circulation and fulfillment	64,509	56,595	7,914	14.0%
Depreciation and amortization	14,650	11,147	3,503	31.4%
Disposal of land, buildings and equipment, net	287	—	287	NM
Operating income	$39,079	$34,503	$4,576	13.3%
Key operating measures:
Gross profit margin	17.9%	17.6%	0.3%
Operating margin	4.0%	3.9%	0.1%
Distribution, circulation and fulfillment percent of revenues	6.6%	6.4%	0.2%

NM—the result of the calculation is not meaningful

As discussed above, we acquired Alliance Entertainment Corp. on February 28, 2005. As such, results of operations for the year ended January 31, 2006 include only 11 months of activity, compared to 12 months in the year ended January 31, 2007. Increases in individual income statement line items for the DVD and CD fulfillment group result primarily from the timing of the acquisition during the year ended January 31, 2006.

Gross profit margin increased over the prior year primarily due to increased volume rebates and other vendor incentives.

Distribution, circulation and fulfillment increased as a percentage of revenues primarily due to increased fuel surcharges and a larger percentage of sales requiring overnight air shipments.

Operating margin increased primarily due to decreased bad-debt expense. During the fourth quarter of fiscal 2007, we reached a final favorable settlement of certain disputes with large customers that were reserved prior to the acquisition of Alliance. As a result of this final settlement, we reversed $3.3 million of bad-debt reserves and accrued expenses.

MAGAZINE FULFILLMENT GROUP

The following table presents comparative operating results for our Magazine Fulfillment group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Revenues	$809,753	$566,436	$243,317	43.0%
Cost of revenues	621,786	437,869	183,917	42.0%
Gross profit	187,967	128,567	59,400	46.2%
Selling, general and administrative expense	63,603	36,080	27,523	76.3%
Distribution, circulation and fulfillment	113,444	74,221	39,223	52.8%
Depreciation and amortization	7,997	4,446	3,551	79.9%
Integration and relocation expense	3,580	—	3,580	NM
Disposal of land, buildings and equipment, net	(154)	—	(154)	NM
Operating (loss) income	$(503)	$13,820	$(14,325)	(103.6)%
Key operating measures:
Revenues from:
Domestic specialty distribution	$171,290	$215,137	$(43,847)	(20.4)%
Domestic mainstream distribution	$603,021	$319,631	$283,390	88.7%
Export distribution	$35,442	$31,668	$3,774	11.9%
Gross profit margin	23.2%	22.7%	0.5%
Distribution, circulation and fulfillment percent of revenues	14.0%	13.1%	0.9%
Operating margin	(0.1)%	2.4%	(2.5)%

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

Distribution, circulation and fulfillment increased as a percentage of revenues and operating margin decreased primarily due to the change in revenue recognition discussed above, as all expenses associated with distributing magazines for this account have been recorded as incurred while recognition of revenues has been deferred until the magazines scan. Distribution, circulation and fulfillment as a percentage of revenues was also impacted by higher fuel surcharges. In addition, operating margin was reduced by of the integration and relocation expenses discussed above.

IN-STORE SERVICES GROUP

The following table presents comparative operating results for our In-Store Services group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Revenues	$47,377	$42,973	$4,404	10.2%
Cost of revenues	26,790	25,078	1,712	6.8%
Gross profit	20,587	17,895	2,692	6.9%
Selling, general and administrative expense	7,695	6,452	1,243	19.3%
Fulfillment freight	—	—	—	NM
Depreciation and amortization	557	588	(31)	(5.3)%
Impairment of goodwill and intangible assets	32,742	—	32,742	NM
Integration and relocation expense	—	—	—	NM
Disposal of land, buildings and equipment, net	(86)	—	(86)	NM
Merger and acquisition charges	—	344	(344)	(100.0)%
Operating (loss) income	$(20,321)	$10,511	$(30,832)	(293.3)%
Key operating measures:
Revenue from:
Claim filing and information	$14,707	$16,172	$(1,465)	(9.0)%
Wire manufacturing	$32,670	$26,801	$5,869	21.9%
Gross profit margin	43.5%	41.6%	1.9%
Operating margin	(42.9)%	24.5%	(67.4)%

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

SHARED SERVICES GROUP

The following table presents comparative operating results for our Shared Services group for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,		Increase (decrease)
	2007	2006	Amount	Percent
	(in thousands)
Selling, general and administrative expense	$34,483	$21,300	$13,183	61.9%
Depreciation and amortization	2,155	2,019	136	6.7%
Integration and relocation expense	84	—	84	NM
Disposal of land, buildings and equipment, net	903	—	903	NM
Merger and acquisition charges	—	2,975	(2,975)	(100.0)%
Operating loss	$(37,625)	$(26,294)	$(11,331)	43.1%
Key operating measure:
Operating expenses percent of revenues	2.0%	1.7%	0.3%

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

In fiscal 2006, merger and acquisition charges includes costs associated with the Alliance and Levy acquisitions that were not capitalized as part of the acquisition.

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

INCOME TAXES

Income tax expense decreased $19.3 million from $13.2 million to $(6.1) million primarily due to a decrease in taxable income. Our effective benefit rate was 18.9% in the year ended January 31, 2007 compared to an effective tax rate of 50.4% for the year ended January 31, 2006. The change in effective rate is due primarily to the non-deductible nature of a large portion of the goodwill and intangible assets impairment charge taken in fiscal 2007. The revision of the treatment of certain timing differences also impacted our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of cash include receipts from our customers, borrowings under our credit facilities and from time to time the proceeds from the sale of common stock.

Our primary cash requirements for the DVD and CD Fulfillment and Magazine Fulfillment group consist of the cost of CDs and DVDs, magazines and the cost of freight, labor and facility expense associated with our distribution centers.

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

The following table presents a summary of our significant obligations and commitments to make future payments under debt obligations and lease agreements due by fiscal year as of January 31, 2008 (in thousands).

	Payments due during the year ending January 31,
					2013 and
	2009	2010	2011	2012	thereafter	Total
Debt obligations	$15,369	$12,944	$11,402	$11,315	$1,323,549	$1,374,579
Interest payments(a)	106,685	109,825	109,070	108,362	425,430	859,372
Obligations under Automotive.com agreements	7,573	29,746	-	-	-	37,319
Capital leases	1,405	1,130	504	193	-	3,232
Operating leases	25,489	23,334	15,271	12,219	25,912	102,225
Total contractual cash obligations	$156,521	$176,979	$136,247	$132,089	$1,774,891	$2,376,727

(a)	Interest is calculated using the prevailing weighted average rate on our outstanding debt at January 31, 2008, using the required payment schedule.

The following table presents a summary of our commercial commitments and the notional amount expiration by period:

	Notional amounts expiring during the year ending January 31,
(IN THOUSANDS)	2009	2010	2011	2012	2013 and thereafter	Total
Financial standby letters of credit	$20,511	$1,800	$—	$—	$—	$22,311

OPERATING CASH FLOW

The following table shows comparative operating cash flow components for the years ended January 31, 2008, 2007 and 2006:

	Year ended January 31,
(in thousands)	2008	2007	2006

Net (loss) income	$(27,893)	$(24,656)	$12,879
Minority interest in income of subsidiary	731	-	-
Depreciation and amortization	61,243	26,903	20,089
Provision for losses on accounts receivable	4,325	3,156	6,100
Deferred income taxes	(16,028)	(13,296)	7,395
Impairment of goodwill and intangible assets	35,310	32,742	-
Other	7,951	1,763	3,563
Working capital changes:
Decrease (increase) in accounts receivable	5,601	15,681	(33,295)
(Increase) decrease in inventories	(37,975)	(30,134)	(41,518)
(Increase) decrease in income tax receivable or payable	13,133	(7,752)	95
(Increase) decrease in other current and non-current assets	(16,766)	(4,060)	2,059
(Decrease) increase in accounts payable and other liabilities	47,495	(21,091)	81,463

Cash (used in) provided by operating activities	$77,127	$(20,744)	$58,830

In addition to the non-cash add-backs to and (deductions from) net income required to reconcile net income from cash used in operating activities, working capital changes for the year ended January 31, 2008 are as follows:

The increase in inventory was primarily related to an increase in inventory within our Magazine Fulfillment group of $19.6 million related to increased consignment inventory related to scan-based customers as well as an increase of $16.6 million within our DVD and CD Fulfillment group related to increased inventory required to service a significant new customer gained during fiscal year 2008.

The decrease in income tax receivable is due primarily to refunds received during fiscal year 2008.

The increase in other current and non-current assets results from an increase in other current and non-current assets within our Media group primarily relating to timing of payments related to direct response advertising programs as well as an increase within our Shared Services group of $4.4 million related in part to merger and acquisition costs capitalized.

The increase in accounts payable and other liabilities relates to an increase in accounts payable and other liabilities within our In-Store Services group of $15.7 million related to the timing of payment of claims, an increase of $14.4 million within our Magazine Fulfillment group related to better payment terms negotiated with vendors during the first half of fiscal year 2008, an increase within our DVD and CD Fulfillment group of $13.6 million related to the timing of vendor payments and an increase of $7.0 million within our Shared Services group related primarily to the timing of interest payments.

In addition to the non-cash add-backs to and (deductions from) net income required to reconcile net income from cash used in operating activities, working capital changes for the year ended January 31, 2007 are as follows:

The overall increase in inventory was primarily due to an increase in inventories within our Magazine Fulfillment group, due in part to the change in revenue recognition discussed above, partially offset by a decrease in inventory within our DVD and CD Fulfillment group of $1.6 million.

The decrease in accounts payable and other liabilities was primarily due to a decrease in accounts payable within our Magazine Fulfillment group of $20.1 million, primarily due to the timing of the acquisitions of SCN and Mid Atlantic. A decrease in accounts payable of $15.0 million within our DVD and CD Fulfillment group, related primarily to the timing of vendor payments and shifting product mix toward more DVDs, which have historically had less-favorable payment terms. These decreases are partially offset by an increase in within our Shared Services group of $11.0 million, due primarily to the accrual of charges associated with the resignation of our CEO in November 2006.

The increase in income tax receivable is primarily attributable to the accrual of income tax refunds receivable during the year ended January 31, 2007.

The overall decrease in accounts receivable is primarily attributable to a decrease in accounts receivable within our Magazine fulfillment group of $16.5 million related to the revenue recognition change described above, offset by the timing of customer payments.

In addition to the non-cash add-backs to and (deductions from) net income required to reconcile net income from cash used in operating activities, working capital changes for the year ended January 31, 2006 are as follows:

The overall increase in accounts payable of $81.5 million for the fiscal year ended January 31, 2006 was primarily due to the seasonality of DVD and CD Fulfillment and Magazine Fulfillment groups. An increase in accounts payable in our DVD and CD Fulfillment group of $56.3 million was due to holiday season purchasing on extended terms provided by the major record labels and studios.

The Magazine Fulfillment Group had an increase in accounts payable of approximately $36.5 million due primarily to the cyclical nature of the Mainstream Magazine distribution business.

The increase in accounts receivable for the fiscal year ended January 31, 2006 of $33.3 million and the increase in inventories of $41.5 million relates primarily to increased distribution and sales levels in our DVD and CD Fulfillment and Magazine Fulfillment, for the holiday season.

INVESTING CASH FLOW

The following table shows comparative investing cash flow components for the years ended January 31, 2008, 2007 and 2006:

	Year ended January 31,
(in thousands)	2008	2007	2006

Capital expenditures	$(30,047)	$(13,379)	$(13,069)
Net (purchase of) payments received on purchased claims	2,571	(7,061)	(7,916)
Acquisitions	(1,195,348)	(39,800)	(30,409)
Divestitures	9,828	-	-
Other	210	1,362	1,548

Cash used in investing activities	$(1,212,786)	$(58,878)	$(49,846)

Net cash used in investing activities for the fiscal year ended January 31, 2008 consisted primarily of $1,195.3 million paid for the acquisition of Primedia Enthusiast Media, Inc. and capital expenditures of $30.0 million.  The expenditures were partially offset by $9.8 million received from the sale of our Wood manufacturing group.  The increase in capital expenditures relates to the addition of EM and to our continued integration projects inside our Magazine Fulfillment group.

Net cash used in investing activities for the fiscal year ended January 31, 2007 consisted primarily of cash paid to acquired SCN and Mid-Atlantic, capital expenditures of $13.4 million related primarily to our DVD and CD Fulfillment group’s ongoing effort to streamline its distribution process and our Shared Services group’s ongoing effort to improve information technology infrastructure. Net cash used by investing activities also included the net acquisition of claims by our In-Store Services group of $7.1 million.

Net cash used in investing activities for the fiscal year ended January 31, 2006 consisted primarily of cash paid to acquire Levy of $45.0 million, net of cash acquired and capital expenditures of $13.1 million. Capital expenditures related primarily to our DVD and CD Fulfillment group and its ongoing effort to streamline its distribution process. Net cash used by investing activities also included the net acquisition of claims by our In-Store Services group of $7.9 million. These cash consuming activities were partially offset by net cash acquired of $16.8 million upon completion of our merger with Alliance.

FINANCING CASH FLOW

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our DVD and CD Fulfillment and wire manufacturing business, and the payment cycle of the magazine distribution business. Because the magazine distribution business and Advance Pay program cash requirements peak at our fiscal quarter ends, the reported bank debt levels usually are the maximum level outstanding during the quarter.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 90 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over the next 90 days as the cash is collected on the related claims.

Sales of CDs and DVDs are traditionally highest during our fourth quarter (the holiday season), while returns are highest during our first quarter. Consequently, working capital needs for the home entertainment products marketplace are typically highest in our third quarter due to increases in inventories purchased for the holiday selling season and extension of credit terms to certain customers. Historically, the DVD and CD Fulfillment segment has financed their working capital needs through cash generated from operations, extended terms from suppliers and bank borrowings.

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

The following table shows comparative financing cash flow components for the years ended January 31, 2008, 2007 and 2006:

	Year ended January 31,
(in thousands)	2008	2007	2006

Increase (decrease) in checks issued against revolving credit facility	$(12,854)	$1,465	$(13,529)
(Repayments) borrowings under credit facilities	(116,459)	71,458	25,712
Borrowing under Citicorp Northamerica credit facilities	1,345,000
Net payments on notes payable and capital leases	(8,723)	(18,951)	(3,279)
Proceeds from the issuance of common stock	715	2,222	5,040
Excess tax benefit from exercise of stock options	389	189	-
Deferred financing costs and other	(36,759)	-	(1,076)

Cash provided by financing activities	$1,171,309	$56,383	$12,868

Financing activities in the fiscal year ended January 31, 2008 consisted primarily of borrowings on our Citicorp North America facilities of $1,345 million, partially offset by repayment of the Wells Fargo Foothill revolving credit facility of $116.5 million, payment of deferred financing costs and other of $36.8 million and net repayments of notes payable and capital leases of $8.7 million.

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

In connection with our acquisition of Primedia Enthusiast Media, Inc., we issued three new credit facilities on August 1, 2007.  These facilities consist of a $300 million asset-based revolving facility that was undrawn at close of the transaction, a $880 million term loan facility that amortizes 1.0% per year, and a $465 million bridge loan that will convert to long-term financing if it is not refinanced within one year with the full amount due upon maturity on August 1, 2017.  Upon conversion or refinancing, the Company will pay Citicorp North America a conversion fee of $11.6 million.  Our debt facilities are subject to cross-default provisions with our other material facilities.  See Note 6 – Debt and Revolving Credit Facilities.  We expect to pay interest on these facilities with cash flow generated from operations.  At January 31, 2008, we had $279.6 million of excess availability under our revolving credit facility.

Significant debt transactions during the nine months ended January 31, 2008, 2007 and 2006 are as follows:

-	In connection with the acquisition of EM, we issued our new Citicorp North America credit facilities. See Note 6 — Debt and Revolving Credit Facilities.

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

Advertising Revenues

Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications’ cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company pro-rata over the life of the license agreement or as licensed products are sold.

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

Editorial and Product Development Costs

 Editorial cost and product development cost are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

Advertising and Subscription Acquisition Costs

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event.

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

In assessing goodwill and finite-lived intangible assets for impairment, we make estimates of fair value which are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned strategies. The Company combines the discounted cash flow fair value with publicly traded company multiples and acquisition multiples of comparable businesses to determine fair value.  Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

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

The Company has intangible assets (other than goodwill) with an indefinite useful life. Such assets are not amortized until their useful life is determined to be no longer indefinite at which point the asset would be amortized over its estimated remaining useful life and be accounted for similar to other identifiable amortizable intangible assets.

An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

As a result of our fiscal year 2008 SFAS No. 144 fourth quarter impairment analysis, we determined that the customer list of our DVD and CD Fulfillment reporting unit was impaired and consequently recorded a charge of approximately $35.3 million.  These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including declining revenues from existing customer, as well as decreasing operating profit margins.  The combination of these factors had an adverse impact on the anticipated future cash flows of this reporting unit used in the impairment analysis performed during the fourth quarter of fiscal year 2008.  The net carrying amount of the customer list was $30.5 million at the end of the fourth quarter of fiscal year 2008, after the impairment charge was recorded.

As a result of our fiscal year 2007 SFAS No. 142 and SFAS No. 144 fourth quarter impairment analysis, we determined that the customer list, non-compete agreement and goodwill of our In-Store Services reporting unit was impaired and consequently recorded a charge of  approximately $1.7 million, $0.5 million and $30.6 million, respectively.  These determinations were primarily the result of a change in management’s expectations of the long-term outlook for that business unit, including increased life cycle for certain products, as well as decreasing operating profit margins.  The combination of these factors had an adverse impact on the anticipated future cash flows of this reporting unit used in the impairment analysis performed during the fourth quarter of fiscal year 2007.  The net carrying amount of the customer list was $1.25 million and goodwill $24.7 million at the end of the fourth quarter of fiscal year 2007, after the impairment charge was recorded.

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which is intended to make the measurement of fair value more consistent and comparable across companies. This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral would apply include, but are not limited to:

-
Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements);

-
Reporting units measured at fair value in the first step of a goodwill impairment test and nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

-
Indefinite-lived intangible assets measured at fair value for impairment assessment (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

-	Long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements); and

-	Liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company does not expect the adoption of SFAS No. 157, excluding those items deferred by FSP FAS 157-2, to have a material impact on its financial condition, results of operations or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies to choose, at specified election dates, to measure eligible items, which include most recognized financial assets and liabilities and firm commitments, at fair value with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. Generally, the decision about whether to elect the fair value option must be:

-	Applied instrument by instrument;

-	Irrevocable; and

-	Applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument.

A company may decide whether to elect the fair value option for each eligible item on its election date. Alternatively, a company may elect the fair value option according to a preexisting policy for specified types of eligible items. A company may choose to elect the fair value option for an eligible item only on the date that certain events occur, including when:

-	A company first recognizes the eligible item;

-	A company enters into an eligible firm commitment;

-
Financial assets that have been reported at fair value with unrealized gains and losses included in earnings because of specialized accounting principles cease to qualify for that specialized accounting; or

-	The accounting treatment for an investment in another entity changes.

This statement is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes new principles and disclosure requirements pertaining to business combinations. Primary changes to existing literature include requirements for the acquirer to recognize:

-	Assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date;

-	Identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, in a step acquisition;

-	Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values;

-
Goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired;

-	Contingent consideration at the acquisition date, measured at its fair value at that date;

-	The effect of a bargain purchase in earnings; and

-
Changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is still evaluating the impact that this statement will have on its financial condition, results of operations and cash flows.

SFAS No. 160
In December 2007, the FASB also issued a related statement, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require:

-
Ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity;

-	The amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations;

-	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently;

-	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value;

-	Gains or losses on the deconsolidation of a subsidiary to be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment; and

-	Entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The standard must be applied prospectively as of the beginning of the year of adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is still evaluating the impact on its financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt primarily relates to credit facilities with Citicorp North America. See “Debt” in Item 7. Management’s Discussion and Analysis.

The credit facilities with Citicorp North America had an outstanding principal balance of approximately $1,340.6 million at January 31, 2008. Interest on the outstanding balance is charged based on a variable interest rate related to LIBOR (3.27% at January 31, 2008) plus a margin of 3.25% on the Term Loan B and 5.75% on the Bridge Loan.

As a result of the above, our primary market risks relate to fluctuations in interest rates. A 1% increase in the prevailing weighted average interest rate on our debt at January 31, 2008, is estimated to cause an increase of $11.3 million in interest expense for the year ending January 31, 2009.

We do not currently perform any interest rate hedging activities related to these credit facilities.

We have exposure to foreign currency fluctuation through our exporting of foreign magazines and the purchased of foreign magazine for domestic distribution.

Revenues derived from the export of domestic titles (or sales to domestic brokers who facilitate the export) totaled $57.6 million for the fiscal year ended January 31, 2008 or 2.6% of total revenues. For the most part, our export revenues are denominated in dollars, and the foreign wholesaler is subject to foreign currency risks. We have the availability to control foreign currency risk via increasing or decreasing the local cover price paid in the foreign markets. There is a risk that a substantial increase in local cover price, due to a decline in the local currency relative to the dollar, could decrease demand for these magazines at retail and negatively impact our results of operations.

Domestic distribution (gross) of imported titles totaled approximately $106.8 million (of a total $2,423.8 million in gross magazine distribution or 4.7%). Foreign publications are purchased in both dollars and the local currency of the foreign publisher, primarily Euros and pounds sterling. In the instances where we buy in the foreign currency, we generally have the ability to set the domestic cover price, which allows us to minimize if we so choose the foreign currency risk. Foreign titles generally have significantly higher cover prices than comparable domestic titles, are sold only at select retail locations, and sales do not appear to be highly impacted by cover price increases. However, a significant negative change in the relative strength of the dollar to these foreign currencies could result in higher domestic cover prices and result in lower sales of these titles at retail, which would negatively impact our results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2008.

Our management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EM, which the Company acquired on August 1, 2007, and whose financial statements reflect total assets and net revenues of 56.6% and 11.2%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2008.
Our internal control over financial reporting as of January 31, 2008 has been audited by BDO Seidman LLP, an independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. BDO Seidman LLP’s attestation report on the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Source Interlink Companies, Inc
Bonita Springs, FL

We have audited Source Interlink Companies, Inc internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Primedia Enthusiast Media, Inc, which was acquired on August 1, 2007, and which is included in the consolidated balance sheet of Source Interlink Companies, Inc as of January 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  Primedia Enthusiast Media, Inc constituted 57% of total assets, respectively, as of January 31, 2008, and 11% of revenues, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Primedia Enthusiast Media, Inc. because of the timing of the acquisition which was completed on August 1, 2007. Our audit of internal control over financial reporting of Source Interlink Companies, Inc. also did not include an evaluation of the internal control over financial reporting of Primedia Enthusiast Media, Inc.

In our opinion, Source Interlink Companies, Inc maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Source Interlink Companies, Inc as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008 and our report dated April 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 14, 2008

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

See the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)	1. FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets - January 31, 2008 and 2007

Consolidated statements of operations - years ended January 31, 2008, 2007 and 2006

Consolidated statements of stockholders’ equity - years ended January 31, 2008, 2007 and 2006

Consolidated statements of cash flows - years ended January 31, 2008, 2007 and 2006

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

                                                                                     SOURCE INTERLINK COMPANIES, INC.

April 15, 2008	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2008	/s/ Michael R. Duckworth
Michael R. Duckworth
Chairman of the Board of Directors
(principal executive officer)

April 15, 2008	/s/ James R. Gillis
James R. Gillis
Co-Chief Executive Officer and Director

April 15, 2008	/s/ Gray Davis
Gray Davis
Director

April __, 2008
Ariel Z. Emanuel
Director

April 15, 2008	/s/ David R. Jessick
David R. Jessick
Director

April 15, 2008	/s/ Allan R. Lyons
Allan R. Lyons
Director

April 15, 2008	/s/ Gregory Mays
Gregory Mays
Director

April 15, 2008	/s/ George A. Schnug
George A. Schnug
Director

April 15, 2008	/s/ Terrence J. Wallock
Terrence J. Wallock
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

10.65	Lease Agreement dated May 10, 2005 between Chas. Levy Company LLC and Chas. Levy Circulating Co. LLC concerning real estate located at 1006 Wright Street, Brainerd, Minnesota
10.66	Lease Agreement dated March 15, 2000 between High Properties and the Chas. Levy Circulating Company, LLC relating to 1850 Colonial Village Lane, Lancaster, Pennsylvania
10.66.1	Amendment #1 to the Lease dated December 3, 2003
10.67	Industrial Real Estate Lease dated March 22, 1999 between MICO Archibald Partners, L.L.C. and Anderson News, LLC relating to 2590 East Lindsay Privado, Ontario, California.
10.48.2+	Second Amendment to Retail Magazine Supply Agreement made and entered into as of April 6, 2007 by and between Barnes & Noble, Inc. and International Periodical Distributors, Inc.
10.68	Letter dated May 13, 2007 from The Yucaipa Companies, LLC addressed to Source Interlink Companies, Inc.
10.69	Letter of Intent dated May 14, 2007 between The Yucaipa Companies, LLC and Source Interlink Companies, Inc.
10.70
Revolving Credit Agreement, dated as of August 1, 2007, by and among Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc. as guarantors, Citicorp North America, Inc. as administrative agent and collateral agent, JP Morgan Chase Bank, N.A. as syndication agent, and the lenders from time to time party thereto.

10.71
Senior Subordinated Bridge Loan Agreement, dated as of August 1, 2007, by and among Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc. as guarantors, Citicorp North America, Inc. as administrative agent and collateral agent, JP Morgan Chase Bank, N.A. as syndication agent, and the lenders from time to time party thereto.

10.72
Term Loan Agreement, dated as of August 1, 2007, by and among Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc. as guarantors, Citicorp North America, Inc. as administrative agent and collateral agent, JP Morgan Chase Bank, N.A. as syndication agent, and the lenders from time to time party thereto.

10.73	Employment Agreement by and between Steven R. Parr and Source Interlink Companies, Inc., dated as of June 27, 2007
10.74	Automotive.com, Inc. Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc.
10.75*	Lease agreement dated July 31, 2007 by and between Primedia, Inc. and Primedia Enthusiast Media, Inc. concerning real estate located at 261 Madison Avenue, New York, NY.
10.76*	Lease agreement dated April 18, 2007 by and between MLRP Sergo, LLC and Chas Levy Circulating Company, LLC concerning real estate located at 9450 Sergo Drive, McCook, IL.
10.77*	Parties. This Lease, dated December 1, 1994, for reference purposes only, is made by and between Robert E. Petersen and Margaret McNally Petersen, Trustees of The R. E. and M. M. Petersen Living Trust Dated January 17, 1983, and Petersen Publishing Company, a Califomia corporation.
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
____________
*	Filed herewith

**	Indicates management contract or compensatory plan, contract or arrangement

+	Certain material has been omitted pursuant a request for confidential treatment and such material has been filed separately with the SEC.

SOURCE INTERLINK COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Source Interlink Companies, Inc
Bonita Springs, FL

We have audited the accompanying consolidated balance sheets of Source Interlink Companies, Inc as of January 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended January 31, 2008.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Interlink Companies, Inc at January 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Source Interlink Companies, Inc internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 14, 2008

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	January 31,
	2008	2007

ASSETS
Current assets
Cash	$35,650	$-
Trade receivables, net	183,475	102,658
Purchased claims receivable	14,412	16,983
Inventories	290,507	248,941
Income tax receivable	-	9,932
Deferred tax asset	23,107	29,531
Other	20,679	5,440

Total current assets	567,830	413,485

Property, plants and equipment	150,612	98,812
Less accumulated depreciation and amortization	(42,708)	(30,897)

Net property, plants and equipment	107,904	67,915

Other assets
Goodwill, net	1,069,835	395,902
Intangibles, net	637,082	118,971
Other	53,354	13,758

Total other assets	1,760,271	528,631

Total assets	$2,436,005	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS (CONCLUDED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Checks issued against future advances on revolving credit facility	$-	$1,465
Accounts payable (net of allowance for returns of $174,751
$164,069, respectively)	372,429	308,184
Accrued expenses	123,973	62,838
Deferred revenue	79,918	2,630
Current portion of obligations under capital leases	1,406	995
Current maturities of debt	15,369	7,850

Total current liabilities	593,095	383,962

Other liabilities
Deferred tax liability	8,944	32,500
Obligations under capital leases	1,826	1,069
Debt, less current maturities	1,359,210	146,534
Other	32,429	6,519

Total other liabilities	1,402,409	186,622

Total liabilities	1,995,504	570,584

MINORITY INTEREST	25,978	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Contributed capital
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	-	-
Common stock, $0.01 par (100,000 shares authorized; 52,321 and
51,704 shares issued)	523	521
Additional paid-in capital	476,099	474,796

Total contributed capital	476,622	475,317
Accumulated deficit	(65,659)	(37,766)
Accumulated other comprehensive income
Foreign currency translation	3,560	1,896

Total stockholders' equity	414,523	439,447

Total liabilities and stockholders' equity	$2,436,005	$1,010,031

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended January 31,
	2008	2007	2006

Revenues, net:
Distribution	$1,958,095	$1,766,496	$1,445,900
Advertising	122,769	-	-
Circulation	63,917	-	-
Manufacturing	30,650	32,670	26,801
Claiming and information	14,001	14,707	16,172
Other	64,820	14,780	9,916
Total revenues, net	2,254,252	1,828,653	1,498,789
Cost of revenues (including depreciation and amortization of $992,
$1,245 and $1,225, respectively)	1,656,181	1,445,924	1,196,120

Gross profit	598,071	382,729	302,669
Selling, general and administrative expense	272,622	161,431	117,794
Distribution, circulation and fulfillment	197,017	177,953	130,816
Depreciation and amortization	53,438	25,359	18,200
Impairment of Goodwill and Intangible Assets	35,310	32,742	-
Integration and relocation expense	1,567	3,664	-
Disposal of land, buildings and equipment, net	243	950	-
Merger and acquisition charges	1,165	-	3,319

Operating income (loss)	36,709	(19,370)	32,540

Other income (expense):
Interest expense (including amortization of deferred financing fees of
$6,515, $631 and $471, respectively)	(77,845)	(12,724)	(6,788)
Interest income	997	193	218
Write off of deferred financing costs	(1,313)	-	-
Other	(49)	(134)	215

Total other expense	(78,210)	(12,665)	(6,355)

(Loss) income from continuing operations, before
income taxes and minority interest	(41,501)	(32,035)	26,185
Income tax (benefit) expense	(15,994)	(6,068)	13,196
Minority interest in income of subsidiary	(731)	-	-

(Loss) income from continuing operations	(26,238)	(25,967)	12,989
(Loss) income from discontinued operations, net of tax	(1,655)	1,311	(110)

Net (loss) income available to common shareholders	$(27,893)	$(24,656)	$12,879

Earnings per share - basic:
Continuing operations	$(0.50)	$(0.50)	$0.26
Discontinued operations	(0.03)	0.02	-

Total	$(0.53)	$(0.48)	$0.26

Earnings per share - diluted:
Continuing operations	$(0.50)	$(0.50)	$0.25
Discontinued operations	(0.03)	0.02	-

Total	$(0.53)	$(0.48)	$0.25

Weighted average common shares outstanding - basic	52,276	51,838	49,097
Weighted average common shares outstanding - diluted	52,276	51,838	50,894

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, January 31, 2005	23,849	$238	$150,269	$(23,696)	$1,439	$100	$(567)	$127,683

Net income				12,879				12,879
Foreign currency translation					911			911

Comprehensive income								13,790

Exercise of stock options	1,013	11	5,029	-	-	-	-	5,040
Tax benefit from stock options
exercised	-	-	1,866	-	-	-	-	1,866
Stock issued in Alliance
acquisition	26,942	269	304,445	-	-	-	-	304,714
Exchange of stock options and
warrants to acquire Alliance
common stock	-	-	6,500	-	-	-	-	6,500
Retirement of treasury stock	(100)	(1)	(566)	-	-	(100)	567	-

Balance, January 31, 2006
as reported	51,704	517	467,543	(10,817)	2,350	-	-	459,593

APB No. 25 cumulative effect
adjustment	-	-	2,996	(2,293)	-	-	-	703

Balance, February 1, 2006	51,704	517	470,539	(13,110)	2,350	-	-	460,296

Net income				(24,656)				(24,656)
Foreign currency translation					(454)			(454)

Comprehensive income								(25,110)

Stock compensation expense	-	-	1,660	-	-	-	-	1,660
Exercise of stock options and
warrants	360	4	2,408					2,412
Excess tax benefit from stock
options exercised	-	-	189	-	-	-	-	189

Balance, January 31, 2007	52,064	$521	$474,796	$(37,766)	$1,896	-	$-	$439,447

Net income	-	-	-	(27,893)	-	-	-	(27,893)
Foreign currency translation	-	-	-	-	1,664	-	-	1,664

Comprehensive income								(26,229)

Stock compensation expense	-	-	201	-	-	-	-	201
Exercise of stock options and
warrants	257	2	713	-	-	-	-	715
Excess tax benefit from stock
options exercised	-	-	389	-	-	-	-	389

Balance, January 31, 2008	52,321	$523	$476,099	$(65,659)	$3,560	-	$-	$414,523

 See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended January 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net (loss) income available to common shareholders	$(27,893)	$(24,656)	$12,879
Minority interest in income of subsidiary	731	-	-
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	61,243	26,903	20,089
Provision for losses on accounts receivable	4,325	3,156	6,100
Deferred income taxes	(16,028)	(13,296)	7,395
Deferred revenue	2,112	(1,050)	997
Impairment of goodwill and intangible Assets	35,310	32,742	-
Loss on sale of discontinued operations	730	950	-
Write off of deferred financing financing fees	1,313	-	-
Stock compensation expense	201	1,850	-
Excess tax benefit from exercise of stock options	-	-	1,866
Other	3,595	13	700
Changes in assets and liabilities (excluding business combinations):
Decrease (increase) in accounts receivable	5,601	15,681	(33,295)
(Increase) in inventories	(37,975)	(30,134)	(41,518)
(Increase) decrease in income tax receivable	13,133	(7,752)	95
(Increase) decrease in other current and non-current assets	(16,766)	(4,060)	2,059
Increase (decrease) in accounts payable and other liabilities	47,495	(21,091)	81,463

Cash (used in) provided by operating activities	77,127	(20,744)	58,830

INVESTING ACTIVITIES
Capital expenditures	(30,047)	(13,379)	(13,069)
Purchase of claims	(102,939)	(109,193)	(109,095)
Payments received on purchased claims	105,510	102,132	101,179
Proceeds from sale of wood manufacturing division, net of cash transferred	9,828	-	-
Acquisition of Primedia Enthusiast Media, Inc., net of cash acquired	(1,195,348)	-	-
Net cash from Alliance Entertainment Corp. acquisition	-	-	16,882
Acquisition of Anderson Mid-Atlantic News, LLC, net of cash acquired	-	(13,726)	-
Acquisition of Anderson SCN Services, LLC, net of cash acquired	-	(26,074)	-
Acquisition of Chas. Levy Circulating Company, LLC, net of cash acquired	-	-	(44,991)
Proceeds from sale of fixed assets	-	2,706	1,548
Acquisition of customer list	-	-	(2,300)
Other	210	(1,344)	-

Cash used in investing activities	(1,212,786)	(58,878)	(49,846)

FINANCING ACTIVITIES
Increase (decrease) in checks issued against revolving credit facility	(12,854)	1,465	(13,529)
(Repayments) borrowings under WFF credit facility	(116,459)	71,458	25,712
Payment of deferred purchase price liabilities	(3,144)	-	-
Payments of notes payable	(13,257)	(21,383)	(23,357)
Borrowings under notes payable	1,349,911	3,063	20,605
Proceeds from the issuance of common stock	715	2,222	5,040
Payments under capital leases	(1,103)	(631)	(527)
Borrowings under capital leases	726
Excess tax benefit from exercise of stock options	389	189	-
Deferred loan costs	(33,581)	-	(1,076)
Other	(34)

Cash provided by financing activities	1,171,309	56,383	12,868

(Decrease) increase in cash	35,650	(23,239)	21,852
Cash, beginning of period	-	23,239	1,387

Cash, end of period	$35,650	$-	$23,239

See accompanying notes to Consolidated Financial Statements.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Source Interlink Companies, Inc (the “Company”) is a leading marketing, publishing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items. The Company’s fully integrated businesses include:

-	Publication of print and digital content to the enthusiast community in the United States via:

-	76 publications

-	90 websites, and

-	over 65 events.

-	Distribution and fulfillment of entertainment products to major retail chains throughout North America and directly to consumers of entertainment products ordered through the Internet;

-	Import and export of periodicals sold in more than 100 markets worldwide;

-	Produce and distribute content through magazines and via the internet to consumers in various niche and enthusiast markets. Trade, Retail and Consumer events further enhance customer continuity.

-	Coordination of product selection and placement of impulse items sold at checkout counters at major retail chains throughout North America;

-	Processing and collection of rebate claims; and

-	Design, manufacture and installation of wire display fixtures in major retail chains throughout North America.

Source Interlink serves approximately 110,000 retail store locations throughout North America. Supply chain relationships include motion picture studios, record labels, magazine and newspaper publishers, confectionary companies and manufacturers of general merchandise.

Source Interlink’s Media business segment encompasses 76 magazines, 90 websites, over 65 events, two television programs, 400 branded products, and such well-known brands as Motor Trend magazine, Automobile magazine, Automotive.com, Equine.com, Power & Motoryacht magazine, Hot Rod magazine, Snowboarder magazine, Surfer magazine, and Wavewatch.com.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Source Interlink Companies, Inc. and its wholly-owned subsidiaries (collectively, the Company) as of the date they were acquired, as well as Automotive.com, of which the Company owns 80.1%. All significant intercompany accounts and transactions have been eliminated.

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

During January 2007, the Company re-negotiated terms with its largest specialty magazine distribution customer.  As a result, the Company began billing this customer only for magazines that actually scan at their checkouts.  In the past, the Company had billed this customer for the gross amount of magazines actually shipped to their locations and allowed them to take credits for magazines returned.  This change resulted in a change in the Company’s revenue recognition policy for this customer from recognizing gross sales upon shipment with a reserve for returns to recognizing revenues only when magazines scan through their checkouts.  As a result, the Company reversed revenues and accounts receivable for all magazines that it had shipped into their stores but that had not yet scanned through their checkouts, reduced cost of revenues for those magazines and recorded those magazines as inventory

Fulfillment & Return Processing Services

Revenues from performing fulfillment and return processing services are recognized at the time the service is performed. The Company is generally compensated on either a per-copy or per-pound basis based on a negotiated price or a cost plus model.

Advertising Revenues

Advertising revenues for all consumer magazines are recognized as income at the on-sale date, net of provisions for estimated rebates, adjustments and discounts. Other advertising revenues are generally recognized based on the publications’ cover dates. Online advertising is generally recognized as advertisements are run. Newsstand sales are recognized as revenue at the on-sale date for all publications, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription. Sales of books and other items are recognized as revenue upon shipment, net of an allowance for returns. In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. The Company also derives revenue from various licensing agreements, which grant the licensee rights to use the trademarks and brand names of the Company in connection with the manufacture and sale of certain designated products. Licensing revenue is generally recognized by the Company pro-rata over the life of the license agreement or as licensed products are sold.

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

Editorial and Product Development Costs

Editorial cost and product development cost are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

Advertising and Subscription Acquisition Costs

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogues, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The amortization periods range from one to two years subsequent to the promotional event.

INVENTORIES

Inventories are valued at the lower of cost or market. Costs within our Magazine Fulfillment and In-Store Services groups are determined by the first-in, first-out (“FIFO”) method.  Cost within our DVD and CD Fulfillment group is determined by the average cost method.  Cost of paper inventories held within our Media group is determined on the FIFO method.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with SFAS 142, goodwill is reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed in the first quarter of the fiscal year.

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

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value  to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill.  This test performed in the fourth quarter of fiscal year 2007 indicated that goodwill related to the In-Store Services reporting unit was impaired

Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss). This test, performed in the fourth quarter of fiscal year 2008, indicated that the acquired customer lists related to the DVD and CD Fulfillment segment were impaired.

INTANGIBLE ASSETS

The Company currently amortizes intangible assets over the estimated useful life of the asset ranging from 3 to 20 years (See Footnote 6). The weighted average estimated useful life is approximately 5 years for amortized tradenames, 18 years for customer lists, 4 years for non-compete agreements, 10 years for content, and 7 years for software.

The Company has intangible assets (other than goodwill) with an indefinite useful life. Such assets are not amortized until their useful life is determined to be no longer indefinite at which point the asset would be amortized over its estimated remaining useful life and be accounted for similar to other identifiable amortizable intangible assets.

An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

DEFERRED FINANCING FEES

Deferred financing fees related to the Company’s term debt are capitalized and amortized over the life of the debt using the effective interest method and are included in other long-term assets.  Deferred financing fees related to the Company’s revolving credit facilities are capitalized and amortized over the life of the facility using the straight-line method.

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

CONCENTRATIONS OF CREDIT RISK

The Company has significant concentrations of credit risk in its DVD and CD Fulfillment, Magazine Fulfillment, Media and In-Store Services segments. If the Company experiences a significant reduction in business from its clients, the Company’s results of operations and financial condition may be materially and adversely affected. The Company aggregates customers with a common parent when calculating the applicable percentages. For CD, DVD and magazine distribution the Company calculates contribution to revenue based on the actual distribution and estimated sell-through based on the Company’s calculated sales return reserve.

During fiscal 2008, 2007, and 2006 one customer (Barnes and Noble, Inc.) accounted for 21.6%, 19.6% and 27.5%) of total revenues.

SHIPPING AND HANDLING CHARGES

Shipping and handling charges related to the distribution of magazines and CDs and DVDs are not included in Cost of Revenues. Shipping and handling costs totaled approximately $126.9 million, $103.9 million, and $72.8 million in 2008, 2007 and 2006, respectively.  The Company charges some customers for shipping and handling, these amounts are included in revenues.

RELOCATION EXPENSES

During fiscal 2008, the Company incurred relocation expenses of $1.6 million related to the relocation of its Chicago, IL distribution center to McCook, IL.

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

INCOME TAXES

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets to the amount more likely than not to be realized.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income item is foreign currency translation adjustments.

EARNINGS PER SHARE (LOSS)

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided in FAS No. 123, the Company elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No stock based compensation was reflected in the fiscal 2006 net income related to our stock option plans as all options granted in 2006 had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

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

The following is a reconciliation of net income per weighted average share had the Company adopted FAS No. 123 prior to 2007:

Year ended January 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2006
Net income (as reported)	$12,879
Stock compensation costs, net of tax	(1,742)
Pro-forma net income	$11,137
Weighted average shares, basic	49,097
Weighted average shares, diluted	50,894
Basic earnings per share - as reported	$0.26
Diluted earnings per share - as reported	$0.25
Basic earnings per share - pro-forma	$0.23
Diluted earnings per share - pro-forma	$0.22

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended January 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	0.43	0.28	0.50
Risk-free interest rate	3.15-4.88%	2.15-5.10%	3.65-3.79%
Expected life	3 years	3 years	3 years

The Company estimates the expected volatility by evaluating the historical volatility of the Company’s stock, implied volatility of the Company’s publicly traded share options and the Company’s interpretation of historical events that may cause future volatility to be different from historical volatility.  For purposes of this assumption, the Company calculates historical volatility for the period equal to the expected term of share options at each grant date.

The Company estimates the expected term by evaluating the historical share option holding patterns of its identified groups of employees, taking into account exercise and post-vesting forfeiture activity as well as management’s expectations regarding the holding period of each grant recipient.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 creates a common definition of fair value to be used throughout GAAP and prescribes methods for measuring fair value, which is intended to make the measurement of fair value more consistent and comparable across companies. This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral would apply include, but are not limited to:

-
Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements);

-
Reporting units measured at fair value in the first step of a goodwill impairment test and nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

-
Indefinite-lived intangible assets measured at fair value for impairment assessment (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

-	Long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements); and

-	Liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company does not expect the adoption of SFAS No. 157, excluding those items deferred by FSP FAS 157-2, to have a material impact on its financial condition, results of operations or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies to choose, at specified election dates, to measure eligible items, which include most recognized financial assets and liabilities and firm commitments, at fair value with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. Generally, the decision about whether to elect the fair value option must be:

-	Applied instrument by instrument;

-	Irrevocable; and

-	Applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument.

A company may decide whether to elect the fair value option for each eligible item on its election date. Alternatively, a company may elect the fair value option according to a preexisting policy for specified types of eligible items. A company may choose to elect the fair value option for an eligible item only on the date that certain events occur, including when:

-	A company first recognizes the eligible item;

-	A company enters into an eligible firm commitment;

-
Financial assets that have been reported at fair value with unrealized gains and losses included in earnings because of specialized accounting principles cease to qualify for that specialized accounting; or

-	The accounting treatment for an investment in another entity changes.

This statement is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes new principles and disclosure requirements pertaining to business combinations. Primary changes to existing literature include requirements for the acquirer to recognize:

-	Assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date;

-	Identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, in a step acquisition;

-	Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values;

-
Goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired;

-	Contingent consideration at the acquisition date, measured at its fair value at that date;

-	The effect of a bargain purchase in earnings; and

-
Changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

SFAS No. 160
In December 2007, the FASB also issued a related statement, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require:

-
Ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity;

-	The amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations;

-	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently;

-	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value;

-	Gains or losses on the deconsolidation of a subsidiary to be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment; and

-	Entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The standard must be applied prospectively as of the beginning of the year of adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is still evaluating the impact on its financial condition, results of operations or cash flows.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141 - Business Combinations. Goodwill and other intangible assets, which are deductible for tax purposes, recorded in connection with the transaction totaled $672.1 million and $581.2 million, respectively. These amounts will be tested at least annually for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

The assets acquired and liabilities assumed in the acquisition were recorded in the quarter ended October 31, 2007, based on a preliminary valuation that is expected to be finalized during the third quarter of fiscal 2009. The acquisition was accounted for by the purchase method and, accordingly, the results of EM’s operations have been included in our consolidated statements of income since August 1, 2007.

(IN THOUSANDS)	Amount
Trade receivables, net	$94,896
Inventories	9,332
Property and equipment	33,599
Goodwill	672,132
Intangible assets	581,241
Other assets	13,524
Cash overdraft	(11,471)
Accounts payable and accrued liabilities	(56,584)
Deferred revenue	(75,176)
Other liabilities	(41,292)
Minority interest	(24,853)
Total consideration	$1,195,348

The major classes of intangible assets acquired and their respective weighted average useful lives are as follows:

(in thousands)	Fair Value Acquired	Weighted Average Useful Lives

Trade Names	$2,400	5.0
Trade Names	352,238	Indefinite
Subscriber Relationships	5,800	4.7
Advertiser Relationships	153,298	9.8
Lead Generation Relationships	34,123	18.9
Event Exhibitor & Sponsor Relationships	4,700	15.5
Distribution Relationships	8,300	10.0
Content	20,382	10.0

Total	$581,241	11.1

As a result of the acquisition, the Company acquired 80.1% of Automotive.com and a contractual agreement to purchase the remaining 19.9% of Automotive.com.  The Company has recorded the fair value of this redeemable minority interest on its balance sheet as of January 31, 2008 in accordance with EITF D-98.  EITF D-98 - Classification and Measurement of Redeemable Securities - provides guidance regarding the measurement and classification of minority interests whose redemption is not solely in the control of the issuer.  Under this guidance, the Company has calculated the fair value as of January 31, 2008 of the minority holders' put right.  The earliest date the minority holders may put the shares to the Company is December 31, 2008.  At that time, the Company estimates the cash payment due to the minority holders to be approximately $29.9 million.

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

The assets acquired and liabilities assumed, based on the valuation, are summarized below:

(in thousands)	Amount

Cash	$4
Inventories	7,526
Property and equipment	516
Goodwill	30,417
Intangible assets	4,650
Deferred tax assets	1,642
Other assets	63
Accounts payable and accrued liabilities	(27,066)

Total consideration	$17,752

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

The assets acquired and liabilities assumed, based on the valuation, are summarized below:

(in thousands)	Amount

Cash	$8
Trade receivables, net	581
Inventories	17,950
Property and equipment	1,690
Goodwill	59,927
Intangible assets	10,800
Deferred tax assets	1,573
Other assets	58
Accounts payable and accrued liabilities	(55,294)
Obligations under capital leases	(1,011)

Total consideration	$36,282

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

The assets acquired and liabilities assumed in the acquisition are summarized below:

(IN THOUSANDS)	Amount
Cash	$4,276
Trade receivables, net	6,703
Inventories	37,664
Income tax receivable	4,619
Property and equipment	1,539
Goodwill	62,199
Intangible assets	15,865
Other assets	1,728
Accounts payable and accrued liabilities	(67,928)
Long-term debt	(13,359)
Deferred tax liability	(5,004)
Other long-term liabilities	(3,311)
Total consideration	$44,991

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

PRO-FORMA OPERATING RESULTS (Unaudited)

The following table summarizes pro forma operating results as if the Company had completed the acquisition of (1) Enthusiast Media as of February 1, 2006 and (2) Alliance and Levy on February 1, 2005:

	Year ended January 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2008	2007	2006
Revenues	$2,510,740	$2,315,190	$1,697,794
(Loss) income from continuing operations	$(45,110)	$(94,840)	$11,268
(Loss) income from continuing operations per share:
Basic	$(0.86)	$(1.83)	$0.25
Diluted	$(0.86)	$(1.83)	$0.24

This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on February 1, 2005, nor is it indicative of future results.

Merger charges related to the acquisition of Alliance and Levy recorded as expenses by the Company through January 31, 2006 totaled $3.3 million. These expenses represented severance and personnel-related charges, charges to exit certain merchandiser contracts and a success fee paid to certain Company executives. These expenses were not capitalized as they did not represent costs that provide future economic benefits to the Company.

3. TRADE RECEIVABLES

Trade receivables consist of the following:

	January 31,
(IN THOUSANDS)	2008	2007
Trade receivables	$411,968	$312,116
Less allowances for:
Sales returns and other	202,569	192,328
Doubtful accounts	25,924	17,130
Total allowances	228,493	209,458
Trade receivables, net	$183,475	$102,658

4. INVENTORIES

Inventories consist of the following:

	January 31,
(IN THOUSANDS)	2008	2007
Paper	$8,225	$-
Raw materials	629	3,048
Work-in-process	1,322	2,519
Finished goods:
Pre-recorded music and video	149,765	133,193
Magazine and book	127,067	107,449
Display Fixtures	3,498	2,732
Total inventories	$290,507	$248,941

In the event of non-sale, pre-recorded music and video, magazine and book inventories are generally returnable to the suppliers thereof for full credit.

5. PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consist of the following:

	January 31,
(IN THOUSANDS)	2008	2007
Land	$8,323	$8,298
Buildings	18,495	16,087
Leasehold improvements	10,289	7,056
Machinery and equipment	38,434	36,652
Vehicles	953	593
Furniture and fixtures	9,005	7,657
Computers	51,739	19,476
Construction in progress	13,373	2,993
Total property, plants and equipment	$150,612	$98,812

Depreciation expense from property, plants and equipment was $18.9 million $13.0 million, and $8.9 million, for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

A summary of the Company’s intangible assets are as follows:

	January 31,
(IN THOUSANDS)	2008	2007
Amortized intangible assets:
Customer lists and relationships	$298,924	$122,406
Trade names	2,400	-
Content	20,382	-
Non-compete agreements	4,350	4,350
Software	16,340	16,340
Total intangibles	342,396	143,096
Accumulated amortization:
Customer lists and relationships	(45,565)	(17,564)
Trade names	(250)	-
Content	(1,019)	-
Non-compete agreements	(2,518)	(1,438)
Software	(8,317)	(5,123)
Total accumulated amortization	(57,669)	(24,125)
Net Amortized intangible assets	284,727	118,971
Indefinite lived trade names	352,355	-
Intangibles, net	$637,082	$118,971

As a result of our fiscal year 2008 SFAS No. 144 fourth quarter impairment analysis, we determined that certain of our customer lists of our DVD and CD Fulfillment reporting unit were impaired and consequently recorded a charge of approximately $35.3 million.  These determinations are based largely on management’s projections regarding the revenues from and profitability of customer relationships acquired on February 28, 2005.  The combination of these factors had an adverse impact on the anticipated future cash flows used in the impairment analysis performed during the fourth quarter of fiscal year 2008.  The net carrying amount of the customer list was $30.5 million at the end of the fourth quarter of fiscal year 2008, after the impairment charge was recorded.

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

Amortization expense from intangible assets was $35.5 million, $13.3 million, and $10.2 million for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

Amortization expense is estimated to be $78.2 million, $77.3 million, $62.8 million, $54.0 million and $45.2 million for the years ended January 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Changes in the carrying amount of goodwill for the year ended January 31, 2008 are as follows:

	Media	Magazine	CD and DVD	In-Store
(IN THOUSANDS)		Fulfillment	Fulfillment	Services	Consolidated
Balance, January 31, 2007	$-	$169,600	$201,532	$24,770	$395,902
Additions	673,654	275	-	-	673,929
Foreign currency translation adjustments	-	-	-	4	4
Balance, January 31, 2008	$673,654	$169,875	$201,532	$24,774	$1,069,835

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

7. DEBT AND REVOLVING CREDIT FACILITY

Debt consists of:

	January 31,
(IN THOUSANDS)	2008	2007
Revolving credit facility - Wells Fargo Foothill	$-	$116,459
Revolving credit facility - Citicorp North America	-	-
Term Loan B - Citicorp North America	875,600	-
Bridge Facility - Citicorp North America	465,000	-
Note payable - Magazine import and export	708	3,500
Note payable - Former owner of Empire	-	233
Note payable - Arrangements with suppliers	8,461	10,180
Mortgage loan - Wachovia Bank	18,750	19,750
Equipment loans - SunTrust Leasing	6,060	4,262
Total debt	1,374,579	154,384
Less current maturities	15,369	7,850
Debt, less current maturities	$1,359,210	$146,534

Citicorp North America Credit Facilities

Revolving Credit Facility

On August 1, 2007, the Company entered into a new $300.0 million asset-based revolving credit facility as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) will make revolving loans to us and our subsidiaries of up to $300.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Revolving Credit Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and Wachovia Bank, National Association and Wells Fargo Foothill, LLC as Co-Documentation Agents.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 0.50%. At January 31, 2008 the prime rate was 6.00%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of 1.50%. The Company had no LIBOR contracts outstanding at January 31, 2008. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2013.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $279.6 million at January 31, 2008.

Term Loan B

On August 1, 2007, the Company entered into a new $880.0 million Term Loan B as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to us and our subsidiaries of $880.0 million. The terms and conditions of the arrangement are governed primarily by the Term Loan Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent and JPMorgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 2.25%. At January 31, 2008 the prime rate was 6.00%. We also have the option of selecting up to five traunches of at least $1 million each to bear interest at LIBOR plus a margin of 3.25%. The Company had one LIBOR contract outstanding at January 31, 2008 in the amount of $875.6 million and maturing in February 2008 and bearing interest at a rate of 6.52%.  The Term Loan B requires the Company to make principal payments of $2.2 million on the last day of each fiscal quarter.  The Company made principal payments totaling $4.4 million during fiscal year 2008.  To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2014.  At that time, a final principal payment of $820.6 million is due.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio. The Company is in compliance with this requirement at January 31, 2008.

Bridge Facility

On August 1, 2007, the Company issued a new $465.0 million Bridge Facility as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to us and our subsidiaries of $465.0 million. The terms and conditions of the arrangement are governed primarily by the Senior Subordinated Bridge Loan Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 4.25% at January 31, 2008, which increases by 0.50% upon the expiration of each of the first four 90 day periods following original issuance. At January 31, 2008 the prime rate was 6.00%. We also have the option of selecting up to five tranches of at least $1 million each to bear interest at LIBOR plus a margin of 5.25% at January 31, 2008, which increases by 0.50% upon the expiration of each of the first four 90 day periods following original issuance. The interest rate on either base-rate or LIBOR loans may not exceed 11.25%.  The Company had one LIBOR contract outstanding at January 31, 2008 in the amount of $465.0 million and maturing in February 2008 and bearing interest at a rate of 9.02%.  These loans mature on August 1, 2008 - the table below assumes that the extended maturity date of these loans will be August 1, 2017.

On or before August 1, 2008, the Company has the right to refinance the Bridge Facility by paying an exchange fee of $11.6 million to Citicorp North America, Inc.  If the Company does not refinance the loans on or before August 1, 2008, Citicorp North America, Inc. is required to allow the facility to convert into a form of permanent financing.  At that time, the Company must pay to Citicorp North America a conversion fee of $11.6 million.  The extended maturity date of these loans would be August 1, 2017.  These loans would carry interest not to exceed 11.25%.

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

The aggregate amount of debt maturing in each of the next five fiscal years is as follows:

Fiscal year:	Amount
2009	$15,369
2010	12,944
2011	11,402
2012	11,315
2013	10,938
Thereafter	1,312,611
Total	$1,374,579

At January 31, 2008 and 2007, unamortized deferred financing fees were approximately $29.0 million and $2.2 million, respectively and included in other long term assets.

8. DISCONTINUED OPERATION

On April 30, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division.  The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which S. Leslie Flegel, the Company’s former Chairman of the Board and Chief Executive Officer, has an interest.  The Wood Manufacturing division was formerly reported as part of our In-Store Services segment.  The book value of the net assets sold on the closing date was $11.6 million.  The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million cash, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%.  The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower.  Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note.  This discount was approximately $1.0 million.  Based upon the final determination of working capital, the Company refunded to the buyer $1.9 million in cash during the third quarter of fiscal 2008.  For the years ended January 31, 2008, 2007 and 2006 the results of operations from the wood manufacturing division are as follows:

	Year ended January 31,
(in thousands)	2008	2007	2006

Revenue	$2,551	$26,193	$28,627

(Loss) income before income taxes	$(1,912)	$2,184	$2,693
Income tax (benefit) expense	(765)	874	1,357

(Loss) income from discontinued operations, net of tax	(1,147)	1,311	1,336

Pre-tax loss on sale of discontinued business	(847)	-	-
Income tax benefit	(339)	-	-

Loss on sale of business, net of tax	(508)	-	-

Discontinued operation, net of tax	$(1,655)	$1,311	$1,336

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

The following amounts related to the Company’s discontinued operation have been segregated from continuing operations and reflected as discontinued operations:

Year Ended
January 31, 2006

Revenue	$-
Loss before income taxes	$(2,410)
Income tax benefit	964
Loss from discontinued operation, net of tax	(1,446)
Pre-tax gain on sale of discontinued business	-
Income tax expense	-
Gain on sale of business, net of tax	-
Discontinued operations, net of tax	$(1,446)

9. EARNINGS PER SHARE

A reconciliation of the denominators of the basic and diluted earnings per share computation are as follows:

(IN THOUSANDS)	2008	2007	2006
Weighted average number of common shares outstanding - basic	52,276	51,838	49,097
Effect of dilutive securities:
Stock options and warrants	-	-	1,797
Weighted average number of common shares outstanding - diluted	52,276	51,838	50,894
The following securities were excluded because their effect would be anti-dilutive:
Stock options and warrants	3,247	1,980	864

10. INCOME TAXES

Provision (benefit) for federal and state income taxes in the consolidated statements of income for the income from continuing operations before income taxes consists of the following components:

	Year ended January 31,
(IN THOUSANDS)	2008	2007	2006
Current
Federal	$(605)	$6,159	$5,176
State	(166)	809	1,333
Foreign	805	1,173	1,192
Total current	34	8,141	7,701
Deferred
Federal	(13,618)	(11,518)	4,430
State	(2,410)	(2,186)	1,065
Foreign	-	(505)	-
Total deferred	(16,028)	(14,209)	5,495
Total income tax (benefit) expense	$(15,994)	$(6,068)	$13,196

The following summary reconciles income taxes for continuing operations at the maximum federal statutory rate with the effective rates for 2008, 2007 and 2006:

	Year ended January 31,
(IN THOUSANDS)	2008	2007	2006
Income tax (benefit) expense at statutory rate	$(14,499)	$(11,212)	$9,165
Permanent difference relating to non-deductible amortization of intangibles	-	-	2,263
Permanent difference relating to non-deductible impairment charges	-	4,449	-
State income tax (benefit) expense, net of federal income tax benefit	(1,674)	(934)	1,479
Difference in foreign tax rates	332	36	13
Other, net	(153)	1,593	276
Income tax (benefit) expense	$(15,994)	$(6,068)	$13,196

Components of income from continuing operations before income taxes are as follows:

	Year ended January 31,
(IN THOUSANDS)	2008	2007	2006
United States	$(42,852)	$(31,326)	$24,139
Foreign	1,351	(709)	2,046
Total (loss) income from continuing operations	$(41,501)	$(32,035)	$26,185

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

	January 31,
(IN THOUSANDS)	2008	2007
Deferred tax assets
Net operating loss carryforwards	$27,141	$13,303
Allowance for doubtful accounts	9,131	6,910
Payroll related items	6,308	4,483
Deferred revenue	2,684	963
Inventory related items	4,428	6,824
Other	3,239	3,313
Total deferred tax asset	52,931	35,796
Deferred tax liabilities
Book/tax difference in capital assets	9,499	8,965
Goodwill and intangible assets	28,492	29,024
Prepaid expenses	777	776
Total deferred tax liabilities	38,768	38,765
Net deferred tax (liability) asset	$14,163	$(2,969)
Classified as:
Current asset	$23,107	$29,531
Long-term (liability) asset	(8,944)	(32,500)
Net deferred tax (liability) asset	$14,163	$(2,969)

At January 31, 2008, the Company had net operating loss (“NOL”) carryforwards of approximately $70.6 million expiring through 2028.

The Company has net operating losses of approximately $70 million as of January 31, 2008 which expire through 2028. Approximately $10 million of these net operating losses are subject to Internal Revenue Service regulations which limit the amount of such operating losses available for utilization to approximately $1.3 million per year. At January 31, 2008, the Company assessed the future utilization of its deferred tax assets, including NOL carryforwards and determined that it is more likely than not that the benefit of such deferred tax assets will be realized and a valuation allowance is not necessary. This determination was based on the Company’s expected future taxable income and in the event the Company does not meet these expectations, a valuation allowance might be required for these deferred tax assets in the future.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. Effective February 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, no adjustment was required.  Gross uncertain tax positions taken by the Company are immaterial to the Company's financial statements.

11. RELATED PARTY TRANSACTIONS

Pursuant to an agreement through August 2007, the Company conducts significant business with one customer distributing magazines, music and DVDs. The Chairman and major stockholder of this customer is a passive minority investor of AEC Associates, the Company’s largest shareholder. During the fiscal year ended January 31, 2008, 2007 and 2006, the Company had revenues of $488.0 million, $364.9 and $421.0 million, respectively, related to this customer and this customer’s subsidiaries.

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

In connection with the Company’s acquisition of EM, the Company paid $12.7 million to The Yucaipa Companies, LLC, an affiliate of AEC Associates.  In addition, the Company paid Yucaipa approximately $1.0 million in each of the years ended January 31, 2008, 2007 and 2006 in connection with its advisory services.

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

A former director of the Company was a principal in Armstrong Teasdale LLP.  The Company purchased legal services from Teasdale LLP totaling approximately $0.1 year ended January 31, 2006.

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and manufacturing space, computer equipment and vehicles under leases that expire over the next 15 years. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.

Rent expense was approximately $22.1 million, $20.8 million and $9.2 million for the years ended January 31, 2008, 2007 and 2006, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of year or more consisted of the following at January 31, 2008:

(IN THOUSANDS)	Amount
Fiscal year:
2009	$25,489
2010	23,334
2011	15,271
2012	12,219
2013	11,065
Thereafter	14,847
Total	$102,225

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

On February 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective method.  Also on February 1, 2006, the Company granted approximately 0.1 million options to non-executive members of its board of directors.  The Company recognized stock compensation expense of approximately $0.3 million associated with this grant.  On November 10, 2006, the Company modified certain stock options granted to S. Leslie Flegel to extend the exercise period beyond his resignation.  The Company recognized stock compensation expense of approximately $1.3 million associated with this modification.  For the fiscal year ended January 31, 2008 and 2007, the Company recorded $0.2 million, and $1.7 million in stock compensation expense, respectively.

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

				Weighted
				Average
	Number of	Range of Exercise Prices		Exercise
	Options	Low	High	Price
Options outstanding at January 31, 2005	3,555,999	$2.42	$21.60	$6.48
Options granted	587,500	9.79	11.00	10.95
Options acquired	807,107	1.77	9.21	7.07
Options forfeited or expired	(28,923)	1.77	16.63	7.14
Options exercised	(994,493)	1.77	9.75	4.85
Options outstanding at January 31, 2006	3,927,190	$2.30	$18.31	$7.64
Options granted	84,575	8.97	11.15	10.03
Options forfeited or expired	(188,275)	10.60	16.63	11.33
Options exercised	(142,185)	2.30	10.78	8.40
Options outstanding at January 31, 2007	3,681,305	$2.30	$18.31	$7.48
Options granted	380,000	2.54	7.35	3.53
Options forfeited or expired	(472,020)	4.56	16.63	8.71
Options exercised	(416,985)	2.42	5.63	3.94
Options outstanding at January 31, 2008	3,172,300	$2.30	$18.31	$7.20

The following table summarizes information about the stock options outstanding at January 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (months)	Number Exercisable	Weighted Average Exercise Price

$2.30 - $5.00	1,001,136	$3.92	8 - 60	701,136	$4.51
$5.01 - $7.50	591,250	$5.52	1 - 110	591,250	$5.52
$7.51 - $10.00	909,289	$8.46	10 - 106	909,289	$8.46
$10.01 - $15.00	603,025	$11.31	13 - 96	603,025	$11.31
$15.01 - $18.31	67,600	$16.65	22 - 26	67,600	$16.65

Total	3,172,300	$7.20	1 - 110	2,872,300	$7.48

Options exercisable at January 31, 2007 and 2006 totaled 3,804,190 and 2,894,983, respectively and had weighted average exercise prices of $7.56 and $6.65, respectively.  The weighted total intrinsic value of options outstanding and exercisable at January 31, 2008 was less than zero.  The total intrinsic value of options exercised during the year ended January 31, 2008, 2007 and 2006 was $1.9 million, $0.5 million, and $6.3 million, respectively.  As of January 31, 2008, substantially all of the Company’s employee stock options are vested.

The weighted average fair value of each option granted during the year was $1.15, $3.32, and $4.08 (at grant date) in 2008, 2007 and 2006, respectively. The options were issued at exercise prices which were equal to or exceeded the quoted market price of the Company’s Common Stock on the date of grant. At January 31, 2008, there were 3,700,000 options remaining under the Company’s stock option plans.

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

PROFIT SHARING AND 401(k) PLAN

The Company has a combined profit sharing and 401(k) Plan. Annual contributions to the profit sharing portion of the Plan are determined by the Board of Directors and may not exceed the amount that may be deducted for federal income tax purposes. There were no profit sharing contributions charged against operations for the years ended January 31, 2008, 2007 and 2006.

Under the 401(k) portion of the Plan, all eligible employees may elect to contribute 2% to 20% of their compensation up to the maximum allowed under the Internal Revenue Code. The Company matches one half of an employee’s contribution, not to exceed 5% of the employee’s salary. The amounts matched by the Company during the years ended January 31, 2008, 2007 and 2006 pursuant to this Plan were approximately $1.7 million, $2.5 million, and $1.4 million, respectively.

UNION PLAN

At January 31, 2008, 570 of the Company’s 7,348 employees were members of a collective bargaining unit. The Company is party to fourteen collective bargaining agreements, which expire at various times through August 2009. Contributions to the union funds were approximately $1.2 million, $1.4 million, and $0.7 million for the years ended January 31, 2008, 2007, and 2006, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company also provides a Supplemental Executive Retirement Plan (“SERP”) that is designed to supplement the retirement benefits available through the Company’s other savings plans to certain of the Company’s executive officers. The minimum SERP liability is measured at year-end.

The accumulated year-end SERP benefit obligation, based on a discount rate of 7.00%, was $2.7 million at January 31, 2008 and is reflected in the Consolidated Balance Sheets as a liability. Benefits are funded by the Company through a Rabbi Trust. The year-end balance included in Other Assets was $3.2 million at January 31, 2008.

14. WARRANTS

The following table summarizes information about the warrants for common stock outstanding at January 31, 2008:

	Number	Number		Expiration
	Outstanding	Exercisable	Grant Date	Date
Exercise price:
$8.04	61,333	61,333	10/30/2003	10/3/2008
$8.58	30,000	30,000	8/30/2004	8/30/2014
$11.62	10,000	10,000	4/4/2005	4/4/2015

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on the approximate amount of interest and income taxes paid (refunded) is as follows:

	Year ended January 31,
(IN THOUSANDS)	2008	2007	2006
Interest	$62,531	$11,782	$6,303
Income taxes (net of refunds of $15,990 in 2008)	$(14,258)	$15,331	$6,606

Significant non-cash activities were as follows:

YEAR ENDED JANUARY 31, 2008

As discussed in Note 8, the Company disposed of its Wood Manufacturing division for the total consideration of $13.5 million, including $3.5 million in the form of a note receivable, of which the Company refunded $1.9 million to the buyer during the third quarter of fiscal 2008, based on a working capital adjustment.

YEAR ENDED JANUARY 31, 2007

As discussed in Note 2, the Company acquired Mid-Atlantic on March 30, 2006 for the total consideration of $17.7 million, including $13.6 million in cash and $4.1 million in the form of a note payable.  As of January 31, 2008, this note was repaid.

As discussed in Note 2, the Company acquired SCN on March 30, 2006 for the total consideration of $36.2 million, including $26.0 million in cash and $10.2 million in the form of a note payable.  As of January 31, 2008, this note was repaid.

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

The Media segment derives revenues from (1) selling print advertising space in its enthusiast publications, (2) sales of single-copy magazines to magazine national distributors, (2) sales of subscription magazines to consumers, (3) online pay per click advertising and lead generation services, (4) distribution of magazines to small specialty retailers and (5) licensing its trade-names for use in product promotions.

The DVD and CD Fulfillment segment derives revenues from (1) selling and distributing pre-recorded music, videos, video games and related products to retailers, (2) providing product and commerce solutions to “brick-and-mortar” and e-commerce retailers, and (3) providing consumer-direct fulfillment and vendor managed inventory services to its customers.

The Magazine Fulfillment Services segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty and mainstream retailers and wholesalers throughout the United States and Canada, (2)  exporting domestic titles internationally to foreign wholesalers or through domestic brokers, (3) providing return processing services for  major specialty retail book chains and (4) serving as an outsourced fulfillment agent

The In-Store Services segment derives revenues from (1) designing, manufacturing, and invoicing participants in front-end fixture programs and (2) providing claim filing services related to rebates owed retailers from publishers or their designated agent.

Shared Services consists of overhead functions not allocated to individual operating segments.

The segment results are as follows:

	Year ended January 31, 2008
(in thousands)	Media	Magazine Fulfillment Services	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$4,762	$932,315	$1,021,018	$-	$-	$-	$1,958,095
Advertising	122,769	-	-	-	-	-	122,769
Circulation	78,532	-	-	-	-	(14,615)	63,917
Manufacturing	-	-	-	30,650	-	-	30,650
Claiming and information	-	-	-	14,001	-	-	14,001
Other	46,848	17,972	-	-	-	-	64,820
Total revenues, net	252,911	950,287	1,021,018	44,651	-	(14,615)	2,254,252
Cost of revenues	68,906	730,839	845,418	25,633	-	(14,615)	1,656,181

Gross profit	184,005	219,448	175,600	19,018	-	-	598,071
Selling, general and administrative expense	112,778	74,818	61,612	7,879	15,535	-	272,622
Distribution, circulation and fulfillment	23,427	111,370	62,220	-	-	-	197,017
Depreciation and amortization	24,840	9,208	16,739	490	2,161	-	53,438
Impairment of Goodwill and Intangible Assets	-	-	35,310	-	-	-	35,310
Integration and relocation expense	-	1,072	-	-	495	-	1,567
Disposal of land, buildings and equipment, net	-	-	417	(174)	-	-	243
Merger and acquisition charges	252	-	-	-	913	-	1,165

Operating income (loss)	$22,708	22,980	(698)	10,823	(19,104)	-	36,709

Capital expenditures	$3,876	$8,890	$11,435	$215	$5,631	$-	$30,047

	Year ended January 31, 2008
(in thousands	Media	Magazine Fulfillment Services	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated
Total Assets	$1,378,489	$359,764	$538,867	$73,744	$89,208	$(4,067)	$2,436,005
Goodwill, net	$673,654	$169,875	$201,532	$24,774	$-	$-	$1,069,835
Intangibles, net	$561,808	$36,992	$37,406	$876	$-	$-	$637,082

	Year ended January 31, 2007
(in thousands)	Media	Magazine Fulfillment Services	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$-	$794,973	$971,523	$-	$-	$-	$1,766,496
Advertising	-	-	-	-	-	-	-
Circulation	-	-	-	-	-	-	-
Manufacturing	-	-	-	32,670	-	-	32,670
Claiming and information	-	-	-	14,707	-	-	14,707
Other	-	14,780	-	-	-	-	14,780
Total revenues, net	-	809,753	971,523	47,377	-	-	1,828,653
Cost of revenues	-	621,786	797,348	26,790	-	-	1,445,924

Gross profit	-	187,967	174,175	20,587	-	-	382,729
Selling, general and administrative expense	-	63,603	55,650	7,695	34,483	-	161,431
Distribution, circulation and fulfillment	-	113,444	64,509	-	-	-	177,953
Depreciation and amortization	-	7,997	14,650	557	2,155	-	25,359
Impairment of Goodwill and Intangible Assets	-	-	-	32,742	-	-	32,742
Integration and relocation expense	-	3,580	-	-	84	-	3,664
Disposal of land, buildings and equipment, net	-	(154)	287	(86)	903	-	950

Operating income (loss)	$-	(503)	39,079	(20,321)	(37,625)	-	(19,370)

Capital expenditures	$-	$1,375	$6,983	$286	$4,735	$-	$13,379

	Year ended January 31, 2007
(in thousands	Media	Magazine Fulfillment Services	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated
Total Assets	$-	$342,733	$541,122	89,524	$36,652	$-	$1,010,031
Goodwill, net	$-	$169,600	$201,532	24,770	$-	$-	$395,902
Intangibles, net	$-	$37,456	$80,229	1,286	$-	$-	$118,971
	Year ended January 31, 2006
(in thousands)	Media	Magazine Fulfillment Services	CD and DVD Fulfillment	In-Store Services	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$-	$556,520	$889,380	$-	$-	$-	$1,445,900
Advertising	-	-	-	-	-	-	-
Circulation	-	-	-	-	-	-	-
Manufacturing	-	-	-	26,801	-	-	26,801
Claiming and information	-	-	-	16,172	-	-	16,172
Other	-	9,916	-	-	-	-	9,916
Total revenues, net	-	566,436	889,380	42,973	-	-	1,498,789
Cost of revenues	-	437,869	733,173	25,078	-	-	1,196,120

Gross profit	-	128,567	156,207	17,895	-	-	302,669
Selling, general and administrative expense	-	36,080	53,962	6,452	21,300	-	117,794
Distribution, circulation and fulfillment	-	74,221	56,595	-	-	-	130,816
Depreciation and amortization	-	4,446	11,147	588	2,019	-	18,200
Impairment of Goodwill and Intangible Assets	-	-	-	-	-	-	-
Integration and relocation expense	-	-	-	-	-	-	-
Disposal of land, buildings and equipment, net	-	-	-	-	-	-	-
Merger and acquisition charges	-	-	-	344	2,975	-	3,319

Operating income	$-	13,820	34,503	10,511	(26,294)	-	32,540

Capital expenditures	$-	$1,576	$8,469	$623	$2,401	$-	$13,069

Approximately $57.6 million, $35.4 million and $31.7 million of our total revenues in the Magazine Fulfillment Services segment for the years ended January 31, 2008, 2007 and 2006, respectively, were derived from the export of U.S. publications to overseas markets. At January 31, 2008 and 2007, identifiable assets attributable to the export of U.S. publications were $37.6 million and $27.2 million, respectively.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended
	April 30,	July 31,	October 31,	January 31,
	2007	2007	2007	2008

Total revenues, net	$475,405	$434,147	$639,149	$705,551
Gross profit	$99,494	$93,489	$203,115	$201,973
(Loss) income from continuing operations	$3,214	$2,439	$(4,461)	$(27,430)
Loss from discontinued operations, net of tax	$(1,386)	$(222)	$-	$(47)
Net (loss) income available to common shareholders	$1,828	$2,217	$(4,461)	$(27,477)
Earnings per share - basic:
Continuing operations	$0.06	$0.04	$(0.09)	$(0.51)
Discontinued operations	(0.02)	-	-	(0.01)
Total	$0.04	$0.04	$(0.09)	$(0.52)

Earnings per share - diluted:
Continuing operations	$0.06	$0.04	$(0.09)	$(0.51)
Discontinued operations	(0.03)	-	-	-
Total	$0.03	$0.04	$(0.09)	$(0.51)

	Three months ended
	April 30,	July 31,	October 31,	January 31,
	2006	2006	2006	2007

Total revenues, net	$447,894	$433,308	$467,890	$479,561
Gross profit	$88,970	$94,109	$103,840	$95,810
(Loss) income from continuing operations	$2,862	$3,238	$4,333	$(36,400)
Loss from discontinued operations, net of tax	$397	$856	$498	$(440)
Net (loss) income available to common shareholders	$3,259	$4,094	$4,831	$(36,840)
Earnings per share - basic:
Continuing operations	$0.05	$0.06	$0.08	$(0.69)
Discontinued operations	0.01	0.02	0.01	(0.02)
Total	$0.06	$0.08	$0.09	$(0.71)

Earnings per share - diluted:
Continuing operations	$0.05	$0.06	$0.08	$(0.69)
Discontinued operations	0.01	0.02	0.01	(0.02)
Total	$0.06	$0.08	$0.09	$(0.71)

19. SUBSEQUENT EVENT

On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A.  The interest rate swap is intended to hedge the Company’s exposure to fluctuations in LIBOR on $210.0 million of 1-month LIBOR based debt through April 29, 2011.  The Company expects that this swap agreement will qualify for hedge accounting treatment in accordance with SFAS 133.

SOURCE INTERLINK COMPANIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS SCHEDULE
(IN THOUSANDS)

Column A	Column B	Column C		Column D	Column E
	Balance at		Charge to
	beginning of	Charged to	other		Balance at
Description	period	expense	accounts	Deductions	end of period
Year ended January 31, 2008:
Allowance for doubtful accounts	$ 17,130	$ 4,325	$ 7,433	$ 2,964	$ 25,924
Sales return reserves	$ 192,328	$ 1,714,869	$ 543	$ 1,705,171	$ 202,569
Year ended January 31, 2007:
Allowance for doubtful accounts	$20,682	$3,156	$2,260	$8,968	$17,130
Sales return reserves	$193,418	$1,775,707	$28,791	$1,805,588	$192,328
Year ended January 31, 2006:
Allowance for doubtful accounts	$2,126	$6,100	$18,833	$6,377	$20,682
Sales return reserves	$78,404	$1,178,681	$109,663	$1,173,330	$193,418