Form 10-K/A
period 2008-01-31
SOURCE INTERLINK COMPANIES INC
filed 2008-05-30
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

At May 27, 2008 the Company had 52,321,837 shares of common stock $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, originally filed on April 15, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 31, 2008 (“Fiscal 2008”).

     In addition, this Amendment replaces Part I in its entirety to include certain revised disclosures.

     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART I

ITEM 1. BUSINESS.

We are a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving more than 100,000 retail locations throughout North America. We produce print and digital content for consumers in North America through our enthusiast media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.  We also sell and distribute entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. We offer customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store display fixturing.

We directly produce and deliver magazine, Internet and home entertainment content to consumers. With the addition of SIM, we transformed from a leading home entertainment distributor into a significant content owner.  This array of products and services, in combination with our value added services and geographic reach, positions us to service the needs of America’s leading retailers and to capitalize on the rapidly changing distribution and fulfillment landscape.

We are one of the largest independent wholesalers of DVDs and CDs in North America. We effectively operate as an extension of our customers’ operations. Between our fulfillment, category management and e-commerce solutions, we provide our customers with a complete solution to maximize the sales and profitability of their home entertainment content products.

We are a dynamic organization composed of three synergistic operating divisions. Together they form a leading integrated media company with distinguished content and a national distribution and merchandising platform.

Our Divisions

Source Interlink Media.  Our SIM division is one of the largest providers of enthusiast print and digital content in North America. SIM sells print advertising space in its publications, sells publications through newsstands and subscriptions, sells online advertising and lead generation services, and sells sponsorships and tickets for events. Its properties consist of 80 publications, 94 websites and over 100 events. Well known print titles include Motor Trend, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Home Theater, Motorcyclist, 4 Wheel & Offroad, and Soap Opera Digest. SIM’s web properties include automotive.com, motortrend.com and equine.com. SIM’s magazines have a combined circulation of approximately 9.0 million print copies per month, and its websites reach a total of over 19 million unique users who generate over 145 million page views per month. The estimated total reach of our audience is over 75 million consumers each month. Additionally, the reader base of our automotive portfolio is approximately 90% male, and approximately 81% are between 18 and 54 years old.

SIM is the dominant provider of content to enthusiast communities interested in automotive, action sports, marine, equine and home technology. SIM has the largest portfolio of magazines in the automotive category, including six of the top ten titles by paid circulation. These print publications are supplemented by branded websites, consumer events, and licensed products. Automotive.com has proven expertise in car sales lead generation, search engine marketing and search engine optimization. This expertise coupled with a technology platform that is increasing traffic can be monetized through advertising and lead generation. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com and our portfolio of branded Internet sites provides a platform for strong growth in online advertising and lead generation revenues.

SIM’s strategy of differentiated, specialized and authoritative content has effectively positioned it to take advantage of the industry shift towards more targeted advertising. SIM is an important source of information for readers on their avocations. Given its niche content, SIM is less exposed to the pressures faced by sports, news and other general interest magazines. SIM’s readers tend to spend a significant amount of time and money on their avocations, which results in titles that are less reliant on rate base guarantees than general interest publications. Only six of SIM’s 80 titles have rate base guarantees. SIM’s 15,000+ endemic advertisers rely on its titles as virtual storefronts to directly connect with buyers and generate sales. Endemic sources comprise approximately 85% of SIM’s print advertising revenue and provide a highly desirable and, historically, a relatively less volatile revenue stream that differentiates it from other content providers.

Periodical Fulfillment Services.  Our Periodical Fulfillment Services division provides an array of value-added services including category management, product procurement, fulfillment and returns processing services to approximately 18,600 mainstream retail locations and 3,100 specialty retail locations. Its customers include most of the nation’s leading magazine retailers including Barnes & Noble, Borders, Wal-Mart, Target, Kroger, Safeway, Costco, Walgreens and Rite Aid, many of which have been customers for over 10 years. The division has approximately 30% share of the single-copy magazine distribution market and is the leading distributor in five of the nation’s top ten advertising markets. The division also imports and exports periodicals sold in more than 100 markets worldwide.

The related In-Store Services group designs and implements display fixture programs, manages rebates and other incentive payments and accumulates data from more than 100,000 retail locations. These services are critical to both mainstream and specialty retailers alike as they enable clients to make more informed decisions regarding product placement and marketing strategies.

DVD / CD Distribution. Our DVD / CD Distribution division is the leading independent distributor of DVDs and CDs in the home entertainment products marketplace, offering the most extensive selection of products in the United States. It provides category management (vendor managed inventory), procurement, fulfillment and e-commerce services to leading DVD and CD retailers and Internet retailers, including  Barnes & Noble, Amazon.com, Meijer, K Mart, Toys “R” Us, Circuit City and Walgreens. The DVD / CD Distribution division utilizes its industry leading Stock Keeping Unit (“SKU”) availability of approximately 360,000 CD titles and approximately 100,000 DVD titles, approximately two-thirds of which are physically in stock in our warehouses, as well as video games and other related products to supply a tailored merchandise offering for its customers. Through its Consumer Direct Fulfillment segment, the division also provides fulfillment for the majority of domestic e-commerce sites that sell music or videos.

Competitive Strengths

Our key competitive strengths include:

•
Vertically Integrated Platform.  Our acquisition of SIM established us as one of the largest vertically integrated publishing and distribution companies in the country. The addition of SIM allows us to participate throughout the value chain. The combination better leverages our distribution platform, driving efficiencies and enabling us to capture a greater share of the value chain profits. Additionally, our market knowledge, derived from our nationwide retail point-of-sale data system, enables us to optimize SIM’s draw and merchandising by maximizing product placement through our strong retail network. Our strong existing relationships with retailers are enhanced by our ability to offer content through this channel. While SIM has transformed us from a leading home entertainment distributor to a significant content owner, it has also helped us establish a leverageable platform to participate in the ongoing consolidation of content.

•
Diverse Revenue and Earnings Streams. Our acquisition of SIM significantly diversified our revenue and earnings streams and provides an opportunity for growth while leveraging our stable distribution platform. SIM’s portfolio of niche content and endemic advertising base historically provides a more stable source of revenues versus a general interest publisher. SIM is also diversified across an array of revenue streams including print advertising, subscription, newsstand, online advertising and other non-print revenue streams. Between our Periodical Fulfillment Services and DVD / CD Distribution divisions, we are able to generate stable revenue streams by leveraging our scale, vast catalog and servicing capability. For example, our scale in distribution markets allows us to achieve highly competitive third-party shipping rates. In an industry where scale drives margin, our critical mass provides a significant competitive advantage.

•
Strong and Stable Cash Flow Generation.  We generate significant cash flow as a result of historically strong earnings, low capital expenditures, modest working capital requirements and favorable tax attributes. Our capital expenditures over the same period averaged less than 2% of total pro forma revenue. Our disciplined working capital management effectively reduces the impact of working capital needs throughout the year. While we maintain significant inventory in order to readily meet the extensive catalog needs of many of our clients, we carry minimal inventory risk since virtually all of our products are fully returnable. Additionally, the structure of the acquisition of SIM allowed the parties to make a Section 338(h)(10) election. The incremental depreciation impact of this election enables us to significantly reduce our cash income tax expense over the next several years.

•
Longstanding Retailer Relationships.  We maintain longstanding relationships with many of the nation’s leading mass-merchant and specialty retailers. Our products and services touch almost 1,000 retail chains representing over 100,000 storefronts. These customers rely on us to manage highly profitable categories and trafficked sections within their stores. We provide our services on an exclusive basis for many of these retailers. These relationships, built upon years of quality service, create significant barriers to entry. Approximately 57% of distribution revenues are generated by retailers who have been our customer for over 10 years.

•
Highly Desirable Content Targets Niche Audiences. SIM’s content provides focused, authoritative editorial content to the targeted niche reader. SIM’s readers are passionate and knowledgeable about their avocations. These readers rely on SIM’s content as their primary source of information, making this content a highly effective means of connecting enthusiasts with marketers.  SIM’s niche audience attracts an endemic advertising base, comprising approximately 85% of its advertising revenues.  Endemic advertisers rely heavily on SIM’s reader base in order to generate sales, thereby providing a relatively more stable revenue stream versus general interest magazines. Due to its niche focus, SIM is well-positioned to benefit as advertisers shift expenditures towards more targeted audiences. Additionally, these characteristics translate well to online opportunities.

•
Market Share Leader in Publishing & Distribution.  We boast strong market share in each of our operating divisions.  Through our position in the value chain, we serve as the critical link between the entertainment content producers and retailers. Our SIM division is one of the largest providers of print and digital content to the enthusiast community in North America.  SIM’s leading portfolio of magazines includes six of the top ten automotive titles. Our Periodical Fulfillment Services division has an approximately 30% share of the single-copy magazine distribution market and is the leading distributor in five of the top ten advertising markets in the country (Baltimore / Washington D.C., Chicago, Detroit, Los Angeles and Philadelphia). The division is also the largest importer of international titles into the U.S. mass market and exporter of domestic titles to over 100 international markets. Our DVD / CD Distribution division has the largest DVD and CD catalog in the industry serving over 5,000 retail locations.

•
Experienced Management Team with Significant Industry Knowledge. Our dedicated and experienced management team has grown the Company through vision and leadership. Our top seven executives have a combined 100 years of experience in the industry. Senior management is supported by a strong group of divisional leaders who also have long histories with the Company. Our team has built the industry’s largest and fastest growing player. We have successfully acquired and integrated approximately 20 companies since 1995. In an industry in which consolidation continues to drive growth and profitability, this experience positions us to capitalize on future opportunities, many of which have already been identified. Our track record of innovation and growth is unmatched in the home entertainment fulfillment industry.

Business Strategy

We intend to enhance our position as a leading integrated media, publishing, merchandising and distribution company by continuing to apply the following strategies:

•
Drive Efficiencies Across the Distribution Channel.  Historically, the magazine distribution system has been very inefficient and highly fragmented. We have been able to assist in driving consolidation from approximately 350 wholesalers several years ago to today where approximately 90% of the nation’s single copy magazines are handled by four major wholesalers, including us, who work with four national distributors. The national distributors do not handle physical product, but instead provide marketing, administrative, and financial services to the publishers and coordinate with the wholesalers. Given this dynamic, we believe that the existing magazine distribution channel can be further optimized, and opportunities exist to make it more efficient.  Our acquisition of SIM allows us to participate in every piece of the value chain and drive efficiencies. As a significant print distributor, we have unique insight into what sells and where. By owning our own content, we are able to continue to drive efficiencies in the distribution channel as well as within our own titles. The point-of-sale data that we gather allows us to improve SIM’s sell-through and optimize our draw, enabling us to take considerable dollars out of the system, improve our operating margins and generate significant free cash flow for debt service.

•
Build and Strengthen Long-standing Retail Relationships.  A critical component of our success lies in the proprietary data that we continually accumulate on home entertainment buying habits of consumers. We optimize merchandise purchases and placement for all types of retailers using data from over 100,000 storefronts and the Internet sites we service on every magazine, DVD and CD we sell. We sort this data by zip code and overlay it with demographic, seasonal and other information to facilitate critical merchandising decisions. We plan to enhance existing client relationships by leveraging cross-selling opportunities, expanding services and capitalizing on licensing opportunities.  We also intend to grow by obtaining new clients through expanding services into adjacent geographies and entering into exclusive relationships with retailers and entertainment content producers increasingly seeking greater assistance in managing the volatility inherent in these categories.

•
Grow Source Interlink Media’s Core Print Business.  SIM is a unique set of assets with a stable and loyal readership. The audiences of the specific SIM publications and products are passionate about their avocations. This engagement makes them very attractive to advertisers. We believe SIM is positioned to take advantage of the current trends among advertisers towards more targeted audiences. We plan to drive newsstand sales, subscription renewal rates, advertising revenues and support future price increases through a combination of product redesigns, new title launches and frequency increases. Our existing infrastructure allows us to launch new titles in the niche enthusiast sector with very modest investment.

•
Expand Source Interlink Media Beyond Print. We believe SIM is well positioned in the shift towards increased digital consumption of media. Its strong brands and differentiated content create new opportunities to extend these brands beyond print into online, television, events and licensing. We expect to see significant growth from SIM’s online platform. SIM’s Automotive.com business provides a solid foundation and has facilitated the expansion of SIM’s digital strategy.  In fiscal year 2008, SIM redesigned and relaunched over 50 of its enthusiast websites and in fiscal year 2009 will redesign the remaining enthusiast websites as well as its “in-market” sites which include automotive.com, motortrend.com and intellichoice.com.  As a result of the redesign, we have seen growth from lead generation, transactional capabilities and online advertising.

•
Expand Content Ownership.  We intend to leverage our platform and industry knowledge by acquiring complementary businesses and proprietary content. Our acquisition of SIM was the first significant step in this strategy.  While we have historically had a wholesaler relationship with SIM, our interests became more effectively aligned as a consolidated content owner and distributor. SIM’s targeted portfolio of over 80 magazine titles and related websites provides a strong stable of content. Numerous growth opportunities exist for these well-known brands. The combination has enabled us to diversify our revenue streams, enter new markets and enhance our existing retail relationships. It affords us a greater piece of the value chain and substantial cost savings and efficiencies. Going forward, we intend for content ownership to become a more meaningful part of our business. SIM’s infrastructure will serve as a platform to which we can add additional content in order to profitably grow our business.

•
Realize Significant Cost Savings.  We constantly seek to eliminate costs in all of our divisions. Since 1995, we have successfully acquired and integrated approximately 20 companies. We have a proven track record of identifying and achieving synergies on plan. In the past three years, we have completed four significant acquisitions. For the Alliance, Levy and Anderson acquisitions, we announced prospective synergies totaling $38.9 million of which we have achieved $30.0 million, which is ahead of plan. In connection with the acquisition of SIM, we expect to realize $18.1 million in run-rate synergies within the first 12 months of closing.  Thus far we have implemented actions to capture approximately $14 million of these cost savings. We have also taken steps to reduce costs and improve efficiency in our Periodical Fulfillment Services division by consolidating our magazine distribution infrastructure. We recently opened a state-of-the-art distribution center in McCook, Illinois which replaced older facilities in Chicago, Illinois and Brainard, Minnesota. We expect to continue our focus on identifying and realizing cost savings in our existing business.

Overview of Source Interlink Media (Enthusiast Media) Acquisition

On August 1, 2007, we completed the acquisition of Primedia Enthusiast Media, Inc. (subsequently renamed Source Interlink Media, LLC and hereinafter referred to as “SIM”), a wholly owned subsidiary of Primedia Inc., for a purchase price of approximately $1.2 billion in an all cash transaction. The transaction combined SIM’s industry-leading magazine content portfolio with our premier magazine distribution and merchandising platform, creating a leading vertically integrated publishing and distribution company.

Over the last 10 years, we have completed approximately 20 acquisitions to position us as the premier marketer, merchandiser and fulfillment company for home entertainment content products in North America. While these acquisitions have extended our geographical reach and increased our market share, we believe that further growth opportunities exist to leverage our distribution platform and capture a greater portion of the value chain. The acquisition of SIM was the first significant step toward that end. This acquisition transformed us from a leading home entertainment distributor into a vertically integrated content owner.

Industry Overview

Home Entertainment Content.   According to industry sources, including the Motion Picture Association, the Recording Industry Association of America, Harrington Associates, LLC, and the American Booksellers Association, the total retail market in calendar year 2006 for DVDs, prerecorded music, single-copy magazines and books was approximately $59.4 billion.

The structure of the distribution channel for single-copy magazines is that publishers each generally engage a single national distributor, which acts as its representative to regional and local wholesalers and furnishes billing, collecting and marketing services throughout the United States or other territories. These national distributors typically rely on the regional or local wholesalers to secure distribution to retailers. The wholesalers maintain direct vendor relationships with the retailers. Retailers in the mainstream retail market, which consists primarily of grocery stores, drug stores and mass merchandise retailers require these wholesalers to provide extensive in-store services including, for traditional trading terms accounts, receiving and verifying shipments, and for scan-based and traditional trading terms accounts, stocking new issues and removing out-of-date issues. However, this structure is not economically viable in the specialty retail market, which consists of bookstore chains, music stores and other specialty retailers. Thus, wholesalers servicing the specialty retail market typically do not provide these in-store services.

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

In-Store Services.   The retail sale of single-copy magazines is largely an impulse purchase decision by the consumer, and the retail sale of other home entertainment content is becoming increasingly so. As a result, motion picture studios, record labels, publishers and manufacturers of other impulse merchandise such as confections and general merchandise (i.e., razor blades, film, batteries, etc.) consider it important for their products to be on prominent display in those areas of a store where they will be seen by the largest number of shoppers in order to increase the likelihood that their products will be sold. Retailers typically display DVDs, CDs, magazines, confections and general merchandise in specific aisles, or the “mainline,” and the checkout area, or the “front-end.” Product visibility is highest in the front-end because every shopper making a purchase must pass through this area.
Due to the higher visibility and resulting perception of increased sales potential, vendors compete vigorously for favorable display space in the front-end. To secure the desired display space, vendors offer rebates and other incentive payments to retailers, such as:

•  Initial fees to rearrange front-end display fixtures to ensure the desired placement of their products;

•  Periodic placement fees based on the location and size of their products’ display; and

•  Cash rebates based on the total sales volume of their products.

Due to the high volume of sales transactions and great variety of incentive programs offered, there is a significant administrative burden associated with front-end management. As a result, most retailers have historically outsourced the information gathering and administration of rebate claims collection to third parties such as our company. This relieves retailers of the administrative burdens, such as monitoring thousands of titles with numerous distinct incentive arrangements.

Enthusiast Publications. Enthusiast publications comprise a sizeable segment of the magazine publishing industry that is based upon serving the specific interests and needs of individuals with particular interests, hobbies and avocations.  Readers value enthusiast publications for their targeted editorial content and also rely on them as primary sources of information in the relevant topic areas.  This aspect makes enthusiast publications an important media outlet for advertisers seeking to reach the consumers who are likely the most interested in related products and services.

Like the magazine publishing industry, the structure of the enthusiast publications business is based largely on selling print advertising space in publications and selling printed copies through newsstands and subscriptions.  In addition, the enthusiast publications business encompasses selling online advertising and lead generation services as well as sponsorships and tickets for events, branded websites and licensed products. The enthusiast niches in which we primarily participate are automotive, action sports, marine, equine and home technology.

Strategic Alternatives Process

In 2006, our Board of Directors, in consultation with its strategic advisor, Yucaipa, hired Deutsche Bank Securities Inc. to act as its exclusive financial advisor in its process of evaluating strategic alternatives to enhance stockholder value, including but not limited to, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity.

Yucaipa is an affiliate of AEC Associates, LLC, our largest shareholder.

On May 13, 2007, the Company acted on its evaluation of strategic alternatives by announcing the execution of an agreement for the acquisition of SIM.  As a result, the Company paid Yucaipa $12.7 million in connection with its advisory services.

Customers

Our customers in the retail market consist of bookstore chains, music stores and other retailers, as well as, grocery stores, drug stores and mass merchandise retailers. One customer accounts for a large percentage of our total revenues. Barnes & Noble, Inc. accounted for 21.6%, 19.6% and 27.5% in the fiscal years ended January 31, 2008, 2007 and 2006 respectively.  In the aggregate our top three customers accounted for approximately 28.5% of our total revenues.

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

Our SIM division has a small degree of seasonality.  Historically, the largest revenue producing fiscal quarters for this segment are the second and third, while the weakest fiscal quarter is the fourth.  This coincides with the seasonality experienced by both our largely endemic advertising base and our enthusiast consumers who participate most actively in their avocations in the spring and summer months than in winter.

Generally, during the last three years personnel and supplies costs have increased at a moderate rate of inflation.  However, the retail price of magazines and DVDs and CDs has remained static or declined.  As such we have experience declining profit margins due to these macro-economic factors.

Competition

Each of our business units faces significant competition.

Our Media group competes for advertising on the basis of circulation and the niche markets they serve. Each of the Company’s enthusiast publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial content, which is provided by in-house and freelance writers.  In the high-end and new car markets, our publications compete primarily against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.  The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers.

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

RECENT DEVELOPMENTS

Included below is a summary of event(s) occurring after the end of the most recently complete fiscal year, but prior to the filing of our Form 10-K:

On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A.  The interest rate swap is intended to hedge the Company’s exposure to fluctuations in LIBOR on $210.0 million of 1-month LIBOR based debt through April 29, 2011.  The Company expects that this swap agreement will qualify for hedge accounting treatment in accordance with SFAS 133.

ITEM 1A. RISK FACTORS.

Set forth below and elsewhere in our Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-K.

We derive a significant percentage of our revenue and profits from advertising revenue.

Our advertising revenues are subject to risks arising from possible shifting of advertising spending amongst media and declines in general economic and business activity.  We have recently suffered significant declines in our advertising revenues.  For each of the fiscal quarters ended October 31, 2007 and January 31, 2008, our print advertising revenues were $67.5 million and $55.3 million respectively, which represented a decrease of (5.9)% and (9.8)%, respectively, with respect to the applicable prior-year quarterly periods.  A significant portion of this decrease is attributable to shifting of advertising spending among different media and an overall decline in print advertising revenue reflect a shift to online advertising by some of our customers.  A significant portion of the overall decrease in advertising spending is attributable to declines in the level of business activity of certain of our advertisers, particularly U.S. and non-U.S. automobile manufacturers.  Continued deterioration in our advertising revenues could have a material adverse effect on our revenues, profit margins.

Increases in commodity prices may have an adverse impact on our future financial results.

The prices of paper, ink and fuel are significant expenses relating to our print products and distribution business respectively. Worldwide demand, strikes, extraordinary weather conditions and other factors could result in higher prices in fiscal 2009. In addition, we use the U.S. Postal Service for distribution of many of our products and marketing materials, and our results are accordingly impacted by postage rate increases. Paper, ink and fuel cost increases, as well as postage cost increases, may have an adverse effect on our future results. We may not be able to pass these cost increases through to our customers.

We participate in highly competitive industries and competitive pressures may result in a decrease in our revenues and profitability.

Each of our business units faces significant competition.

Our Media group competes for advertising on the basis of circulation and the niche markets they serve. Each of the Company’s enthusiast publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content, which is provided by in-house and freelance writers.  In the high-end and new car markets, our publications compete primarily against Car and Driver and Road and Track, both owned by Hachette Filipacchi Media U.S. Inc.  The Company also competes in individual enthusiast markets with a number of smaller, privately-owned or regionally-based magazine publishers.

Our Peridical Fulfillment Services group is comprised of our Fulfillment group and our In-Store Services group.  Our Fulfillment group distributes home entertainment product in competition with a number of national and regional companies, including Anderson News Company, Anderson Merchandisers, L.P., Hudson News Company, News Group, Ingram Book Group, Inc., Ingram Entertainment, Inc., Handleman Company, and Baker & Taylor, Inc. We also compete with several of the major record labels’ and movie studios’ independent distribution arms.  From time to time, several of our retail chain customers have elected to buy a substantial volume of their inventory directly from the major labels and studios that they had previously been purchasing from us.  Direct purchasing from the major motion picture studios and record labels currently accounts for a significant portion of the overall media fulfillment market in North America.  To the extent our customers increase their direct purchasing from the major labels and studios or the independent distribution companies, our financial results could be adversely affected.

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

Because of each of these competitive factors, we may not be able to compete successfully in these markets with existing or new competitors. Competitive pressures may result in a decrease in the number of customers we serve, a decrease in revenues, a decrease in operating profits.

Sales of our products depend, in part, on factors affecting consumer spending that are out of our control.

The sales of magazines, videos and music products depend to a significant extent on numerous factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security.   In addition, spending on these items is affected significantly by the timing, pricing and success of new releases, all of which are not within our control.  Adverse changes in factors affecting discretionary spending could reduce consumer demand for the products we sell, thus negatively impacting our business and operating results.

Our revenue from the sales of DVDs and CDs has suffered due to a shift in consumer demand away from physical media and toward digital downloading and other delivery methods.

Our total revenues from the sales of physical CDs have declined from approximately 59.2% of our total revenue for the fiscal year ended January 31, 2005 to approximately 50.0% for the fiscal year ended January 31, 2008 due, in large part, to the fact that consumers are more frequently buying music digitally from many providers such as Apple Computer (through iTunes), Music Match, Rhapsody, Microsoft (through MSN) and others.  The sale of digital music has grown significantly in the past few years, and the recording industry saw sales revenue for CDs decline significantly from calendar years 2001 to 2007.  As digital distribution of music and video content continues to increase in popularity and gain more broadly based consumer acceptance, it will adversely impact our sales and profitability.  The recording industry also continues to face difficulties as a result of illegal online file-sharing and downloading.  While industry associations and manufacturers have successfully launched legal action against illegitimate downloaders and file-sharers to curtail these practices, there can be no assurance of the effect of these lawsuits.  File sharing and downloading, both legitimate and illegal, could continue to exert pressure on the demand for CDs.  Additionally, as other forms of media become available for digital download, our revenues and profitability attributable to CDs and DVDs may be adversely affected.

Recent advances in the technologies to deliver movies to viewers may adversely affect public demand for DVDs distributed by us.  For example, some digital cable providers and internet companies offer movies “on demand” with interactive capabilities such as start, stop and rewind.  Direct broadcast satellite and digital cable providers have been able to enhance their on-demand offerings as a result of their ability to transmit over numerous channels.  Although not as broadly-based as the digital distribution of music, Apple Computer (through iTunes), NetFlix and others have begun to offer video content digitally. Apart from on-demand technology, the recent development and enhancement of personal video recorder technology with “time-shifting” technology (such as that used by TiVo and certain cable companies) has given viewers greater interactive control over broadcasted movies and other program types.  Also, companies such as Blockbuster Entertainment and NetFlix are now offering subscription services which provide consumers the ability to rent VHS cassettes and DVDs for indefinite periods of time without being subject to late fees.

As these methods of consuming recorded music and filmed entertainment increase in popularity and gain more broadly based consumer acceptance, they will adversely impact our revenues and profits.

Our DVD and CD distribution businesses depend, in part, on current advertising allowances, volume discounts and other sales incentive programs, and our results of operations could be adversely affected if these programs were discontinued or materially modified.

Under terms of purchase prevailing in its industry, the profitability of our DVD and CD distribution businesses are supported, in part, by advertising allowances, volume discounts and other sales incentive programs offered by record labels and motion picture studios. Such content providers are not under long-term contractual obligations to continue these programs, and in 2003 one major record label eliminated advertising allowances and volume discounts on a limited number of stock keeping units (“SKUs”). If record labels or motion picture studios, or both, decide to discontinue these programs, our business would be adversely impacted.

A substantial majority of our sales are made on a “Sale or Return” basis and higher than expected returns could cause us to overstate revenue for the period affected.

As is customary in the home entertainment content product industry, a substantial majority of our sales are made on a “sale or return” basis.  During the year ended January 31, 2008, approximately 60% of all of the magazines, 22% of all DVDs and 20% of all CDs distributed domestically by us were returned as unsold by our customers for credit.  Revenues from the sale of merchandise that we distribute are recognized at the time of delivery, less a reserve for estimated returns, and the amount of the return reserve is estimated based on our experience of historical sell-through rates.  If sell-through rates in any period are significantly less than historical averages, this return reserve could be inadequate.  If the return reserve proved inadequate, it would indicate that actual revenue in prior periods was less than reported revenue for such periods.  This would require an increase in the amount of the return reserve for subsequent periods which may result in a reduction in operating income for such periods, negatively affecting our  revenues, operating profits and cash flows.

We have a concentrated customer base and our revenues could be adversely affected if we lose any of our largest customers or these customers are unable to pay amounts due to us.

If any of our largest customers were to stop or reduce their purchasing from us, our financial results would be seriously damaged.  During the fiscal year ended January 31, 2008, our top three customers accounted for approximately 28.5% of our revenues, with one customer, Barnes & Noble and BarnesandNoble.com, accounting for approximately 21.6% of our revenues.

We expect to continue to be dependent on a small number of customers for a substantial portion of our revenues. If any of these customers were to terminate their relationship with us, significantly reduce their purchases from us or experience problems in paying amounts due to us, it would result in a material reduction in our revenues, operating profits and cash flows.

Our reliance on a few key suppliers in our DVD and CD distribution business makes us vulnerable to not being able obtain the products required by our customers.

The major labels and studios produce most of the music and video product that we distribute.  Our success depends upon our ability to obtain product in sufficient quantities on competitive terms and conditions from each of the major labels and studios as well as from thousands of smaller suppliers.  If our suppliers do not provide us with sufficient quantities of the products we sell, our sales and profitability will suffer. Our dependence on our principal suppliers involves risk, and if there is a disruption in supply from a principal manufacturer or publisher, we may be unable to obtain the merchandise we desire to sell.  If the discounts we receive from our suppliers were discontinued or reduced, our sales could be adversely affected.  Finally, some of the products we distribute are available from only a single supplier and if that supplier refused to provide us with the product, our sales could decrease.

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

Inventory risk due to an inability to return product is a constant risk to our business.

We bear inventory risk associated with the financial viability of our suppliers.  If a publisher, label or studio cannot provide refunds in cash for the inventory we desire to return, we may be forced to expense such inventory costs.  Further, we often experience higher return rates for products of financially troubled labels and studios.  If we fail to manage our inventory to avoid accumulating substantial product that cannot be returned, it would result in a material reduction in our revenues, operating profits and cash flows.

We have substantial indebtedness, which will consume a significant portion of the cash flow that we generate.

We have now, and will continue to have, a significant amount of debt.    Our ability to make scheduled payments of principal and interest on and refinance debt and fund our operations and planned capital expenditure projects, depends on our cash flow.  We do not have complete control over our future performance since it is subject to economic, financial, competitive, regulatory and other factors affecting our operations and the distribution and media industries generally.  We may not generate sufficient cash flow from our operations to service our debt, , and to make planned capital expenditures.  Since we have a significant amount of debt, we may not be able to obtain other financing which we may need to maintain our desired liquidity.  If new debt is added to our current debt levels, the related risks that we now face could increase.

We depend on access to credit.

We have significant working capital requirements principally to finance inventory, accounts receivable and new acquisitions.  We are currently a party to two Senior Secured Credit Facilities: a $300.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) and a $880.0 million term loan B facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Senior Credit Facilities”) and a $465.0 million bridge loan facility (the “Bridge Loan”), all of which were entered into in connection with our acquisition of SIM.  The Senior Credit Facilities are secured by substantially all of the assets of the Company and its subsidiaries.  In addition, we are extended significant amounts of trade credit by our suppliers.

Our business depends on the availability of our credit facilities and the continued extension of trade credit by our suppliers to support our working capital requirements.  To maintain the right to borrow under the Revolving Credit Facility and avoid a default under the Senior Credit Facilities and the Bridge Loan, we are required to comply with various financial and operating covenants and maintain sufficient eligible assets to support such borrowings pursuant to a specified borrowing base calculation in the Revolving Credit Facility.  Our ability to comply with these covenants or maintain sufficient eligible assets may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may be unable to comply with these covenants or maintain sufficient eligible assets in the future.  A breach of any of these covenants or the failure to maintain sufficient eligible assets could result in a default under the Senior Credit Facilities and the Bridge Loan.  If we default, our lenders will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under the Senior Credit Facilities and the Bridge Loan, together with accrued interest, to be immediately due and payable.  If we were unable to repay those amounts, our lenders could proceed against the collateral interest granted to them to secure that indebtedness.  The results of such actions would have a significant negative impact on our results of operations and financial condition.

A disruption in the operations of our key shipper or sharply higher shipping costs could cause a decline in our revenues or a reduction in our earnings.

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

For the year ended January 31, 2008, our freight cost represented approximately 5.6% of our revenue. If freight costs were to materially increase and we were unable to pass that increase along to our customers for any reason, our financial results could materially suffer.  Furthermore, our cash flows are exposed to market risk in the form of commodity-price risk arising from fluctuations in the market price of fuel.  In a rising fuel cost environment, our freight costs will increase. If we are unable to pass the increased costs along to our customers, our results of operation may materially decline.

Our strategy includes making additional acquisitions that may present risks to the business.

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

•  We may have reduced earnings due to amortization expenses, goodwill or intangible asset impairment charges, increased interest costs and costs related to the acquisition and its integration;

•  We may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the existing stockholders;

•  Acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

· We may be unable to retain management and other key personnel of an acquired company; and

· We may impair relationships with an acquired company’s, or our own, employees, suppliers or customers by changing management.

If we are unsuccessful in meeting the challenges arising out of our acquisitions, our business, financial condition and future results could be materially harmed.

The integration of our recent acquisition of the SIM division which accounts for a substantial portion of the total value of the Company, is still underway, thus heightening each of the foregoing risks.  If we fail to successfully integrate SIM, our business, financial condition and future results could be materially harmed.

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

The conduct of business internationally presents additional inherent risks including:

· Unexpected changes in regulatory requirements;

· Import and export restrictions;

· Tariffs and other trade barriers;

· Differing technology standards;

· Resistance from retailers to our business practices;

· Employment laws and practices in foreign countries;

· Political instability;

· Fluctuations in currency exchange rates;

· Imposition of currency exchange controls; and

· Potentially adverse tax consequences.

Any of these risks could adversely affect revenue and operating profits of our international operations.

Certain suppliers have adopted policies restricting the export of DVDs and CDs by domestic distributors. However, consistent with industry practice, we distribute our merchandise internationally. Our business would be adversely affected if a substantial portion of our suppliers enforced any restriction on our ability to sell our home entertainment content products outside the United States.

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

Our DVD and CD Fulfillment segment generated 32.7% of its total net revenues in the fourth quarter of fiscal 2008 coinciding with the year end holiday shopping season. Factors that could adversely affect sales and profitability in the fourth quarter include:

· Unavailability of, and low customer demand for, particular products;

· Unfavorable economic and geopolitical conditions;

· Inability to hire adequate temporary personnel;

· Weather conditions;

· Inability to anticipate consumer trends;

· Weak new release schedules;

· Inability to obtain favorable trade credit terms; and

· Inability to maintain adequate inventory levels.

If fourth quarter sales are low, our overall results of operations would be negatively impacted.

We depend on the efforts of certain key personnel, the loss of whose services could adversely affect our business.

We depend upon the services of our interim co-chief executive officers and their relationships with customers and other third parties. The loss of these services or relationships could adversely affect our business and the implementation of our growth strategy. This in turn could materially harm our financial condition and future results of operations. Although we have employment agreements with each of our interim co-chief executive officers, the services of these individuals may not continue to be available to us.

Our management and internal systems might be inadequate to handle our potential growth.

To manage future growth, our management must continue to improve operational and financial systems and expand, train, retain and manage our employee base. We must manage an increasing number of relationships with various customers and other parties. Our management may not be able to manage the Company’s growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion could be halted and we could lose opportunities to gain significant market share. Any inability to manage growth effectively may harm our business.

Our operations could be disrupted if our information systems fail, causing increased expenses and loss of revenues.

Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems, including our replenishment and order regulation systems, and other information technology. If such systems were to fail for any reason or if we were to experience any unscheduled down times, even for only a short period, our operations and financial results could be adversely affected. We have in the past experienced performance problems and unscheduled down times, and these problems could recur. Our systems could be damaged or interrupted by fire, flood, hurricanes, earthquakes, power loss, telecommunications failure, break-ins or similar events. We have formal disaster recovery plans in place. However, these plans may not be entirely successful in preventing delays or other complications that could arise from information systems failure, and, if they are not successful, our business interruption insurance may not adequately compensate for losses that may occur.

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

The agreements governing our indebtedness impose specific operating and financial restrictions on us. These restrictions impose conditions or limitations on our ability to, among other things:

· Change the nature of our business;

· Incur additional indebtedness;

· Create liens on our assets;

· Sell assets;

· Issue stock;

· Engage in mergers, consolidations or transactions with our affiliates; and

· Make investments.

Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those agreements, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.

We have a significant stockholder whose interests may conflict with those of the other stockholders.

Our largest stockholder, AEC Associates, L.L.C. (“AEC Associates”), an affiliate of Yucaipa, beneficially owned approximately 34% of our outstanding common stock as of May 19, 2008. In addition, the chairman of our board of directors Michael R. Duckworth is a partner of Yucaipa.  As a result, AEC Associates will have the ability through its ownership of our common stock and its representation on our board to exercise significant influence over our major decisions.  AEC Associates and Yucaipa may have interests that conflict materially with those of the other stockholders.

We face ongoing litigation risks which could result in material harm to our business.

We are subject to a steady amount of routine legal disputes which occasionally result in litigation.    Moreover, we are a large company operating in multiple jurisdictions, with thousands of employees, public shareholders and business partners.  Accordingly, although we believe we have made adequate provisions in our budgets for all current and threatened legal disputes, we may in the future become involved in legal disputes arising from our relationships with our employees, shareholders, business partners and creditors, or from other sources.  Such legal disputes could result in large settlements and/or judgments which could materially impair our financial condition.  In addition, the defense of such proceedings could result in significant expense and the diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives.  Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.

Our business could be materially harmed or disrupted by natural disasters and public disturbances.

The occurrence of natural disasters and public disturbances such as earthquakes, floods, wildfires, tornadoes, hurricanes, power outages, terrorism, war, civil unrest and similar events could materially harm and disrupt our business.  In addition, such events could adversely impact the market for our goods and services in many of the geographic areas in which we operate.  The losses from such events and the harm to our business caused thereby could materially impair our financial position.  Some or all of the amount of such losses (including losses attributable to the disruption of our business) may not be covered by insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The information required by this item has been omitted because the required information was filed with our Original Filing.

ITEM 2. PROPERTIES.

The information required by this item has been omitted because the required information was filed with our Original Filing.

ITEM 3. LEGAL PROCEEDINGS.

The information required by this item has been omitted because the required information was filed with our Original Filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information required by this item has been omitted because the required information was filed with our Original Filing.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

INFORMATION ABOUT THE BOARD OF DIRECTORS

Our board of directors is divided into three classes of directors with the classes to be nearly equal in number as possible. One class of directors is elected each year at our annual meeting to serve for a three-year term. The terms of the Class I directors, Class II directors and Class III directors expire at the 2008 annual meeting, the 2009 annual meeting and the 2010 annual meeting, respectively.  Our amended and restated bylaws, as amended, provide that the board shall consist of not less than three and not more than 11 members.  The board currently consists of nine individuals.

Class I Directors Serving Until Our 2008 Annual Meeting Of Stockholders:

David R. Jessick, 54. Mr. Jessick has served as one of our directors since February 2005 and is a member of our Board’s Audit Committee and our Board’s Nominating and Corporate Governance Committee. He served as a consultant to the Chief Executive and Senior Financial Staff at Rite Aid Corporation where he previously served as a Senior Executive Vice President and Chief Administrative Officer from July 2002 to February 2005. Mr. Jessick served as Rite Aid’s Senior Executive Vice President and Chief Administrative Officer from December 1999 to June 2002. Prior to that, from February 1997 to June 1999, Mr. Jessick was the Chief Financial Officer and Executive Vice President of Finance and Investor Relations for Fred Meyer, Inc. From 1979 to 1996, he was Executive Vice President and Chief Financial Officer at Thrifty Payless Holdings, Inc. Mr. Jessick began his career as a Certified Public Accountant for Peat, Marwick, Mitchell & Co. He is currently a director of Big 5 Sporting Goods, Inc. (member of the Audit Committee), a director of WKI Holding Company, Inc. (chairman of the Audit and the Compensation Committees), and Dollar Financial Corp. (chairman of the Audit Committee).

Gregory Mays, 61. Mr. Mays has served as one of our directors since February 2005 and is the Chairman of our Board’s Compensation Committee and a member of our Board’s Audit Committee. He has been a consultant and private investor from February 1999 to present. Throughout his career, Mr. Mays has held numerous executive and financial positions primarily in the supermarket industry, most recently, from 2006 to 2007, as Chairman and CEO of Wild Oat Inc.  Prior to that, from 1995 to 1999, as Executive Vice President of Ralph’s Grocery. Prior to that, from 1992 to 1995, he was Executive Vice President of Food4Less Inc. From 1990 to 1992, Mr. Mays was Chief Executive Officer and President of Almacs Supermarkets. Mr. Mays is currently a director of Simon Worldwide Inc. and a Director of the Great Atlantic and Pacific Tea Company Inc.

George A. Schnug, 63. Mr. Schnug has served as one of our directors since February 2005. He is the Chief Executive Officer of Americold Realty Trust. Prior to that, Mr. Schnug had been affiliated with The Yucaipa Companies, an entity affiliated with AEC Associates, for more than 12 years. Mr. Schnug served as Executive Vice President of Corporate Operations at Fred Meyer from 1997 to 1998. From 1995 to 1997, he was at Ralph’s Grocery Company and oversaw post-merger integrations for both the Ralphs-Food4Less acquisition in 1995 and the Fred Meyer-Ralph’s merger in 1997. He also served as Senior Vice President of Administration at Food4Less from 1990 to 1995. Prior to that, Mr. Schnug was the Managing Partner for Sage Worldwide, a wholly owned subsidiary of advertising giant, Ogilvy & Mather. Mr. Schnug is a director of Digital On-Demand, Inc. He is a former director of Alliance.

Class II Directors Serving Until Our 2009 Annual Meeting Of Stockholders:

James R. Gillis, 55. Mr. Gillis became our President in December 1998, was appointed as a member of our Board in March 2000 and became our Chief Operating Officer in August 2000. In November 2006, he was also appointed as an Interim Co-Chief Executive Officer. Prior to his service with our Company, he served as the President and Chief Executive Officer of Brand Manufacturing Corp., which we acquired in January 1999.  Mr. Gillis is also a director of Park City Group, a software development company.

Gray Davis, 65. Mr. Davis has served as one of our directors since February 2005 and is a member of our Board’s Nominating and Corporate Governance Committee. Mr. Davis is Of Counsel in the Los Angeles office of Loeb & Loeb LLP, a multi-service national law firm. Before joining Loeb & Loeb, Mr. Davis served as Governor of California (1998-2003), Lieutenant Governor of California

(1995-1999), California State Controller (1987-1995), California State Assembly Representative for Los Angeles County (1983-1987) and Chief of Staff to California Governor Edmund G. Brown, Jr. (1975-1981).

Allan R. Lyons, 67. Mr. Lyons has served as one of our directors since March 2003. He is currently chairman of our Board’s Audit Committee and a member of our Board’s Compensation Committee. From January 2000 to the present, he has been the managing member of 21st Century Strategic Investment Planning, LLC, a money management firm with more than $30.0 million under management. He is a director and is currently chairman of the Audit Committee of Franklin Credit Management Corp., a specialty consumer finance and asset management company based in New York, NY. In late 1999, Mr. Lyons retired from Piaker & Lyons, a diversified certified public accounting firm where he specialized in taxes, estate and financial planning. Before becoming Chairman and Chief Executive Officer of Piaker & Lyons in 1994, Mr. Lyons had been a partner of the firm since 1968.

Class III Directors Serving Until Our 2010 Annual Meeting Of Stockholders:

Michael R. Duckworth, 47. Mr. Duckworth has served as the Chairman of our Board since November 2006 and as one of our directors since February 2005. He is a partner of The Yucaipa Companies LLC, a Los Angeles-based private investment firm specializing in acquiring and operating companies in the retail, distribution and logistics areas. From 2000-2003, Mr. Duckworth was head of West Coast Financial Sponsor Coverage for Merrill Lynch & Co. where he managed client relationships with private equity firms throughout the western region. He was responsible for all client activity including idea generation, public and private debt, equity and merger and acquisition origination, and private equity fund raising. From 1988-2000, Mr. Duckworth served as Managing Director at Bankers Trust/Deutsche Bank where he maintained a similar emphasis on working with Financial Sponsors and on Leveraged Finance.

Ariel Z. Emanuel, 47. Mr. Emanuel has served as one of our directors since November 2004. At present, he is a member of The Endeavor Agency LLC, a California-based talent agency which he founded in 1995. Mr. Emanuel is active in P.S. Arts, an entertainment industry sponsored organization working to bring arts education to public schools in Southern California and served as co-chair of the 2002 Earth to LA biennial fund-raising event for the Natural Resources Defense Council. Mr. Emanuel is a director of Live Nation, Inc., a promoter of live music events and entertainment venue management company.

Terrence Wallock, 64. Mr. Wallock has served as one of our directors since February 2007. He currently serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Compensation Committee. Previous thereto, Mr. Wallock served as a senior executive officer and general counsel to a number of large grocery and foodservice chains, including Ralph’s Grocery Company, the Vons Companies, and Denny’s, Inc. Most recently, Mr. Wallock has been engaged providing legal and consulting services in connection with merger, acquisition and restructuring situations, as well as advising companies that provide services to the retail grocery business.

INFORMATION ABOUT EXECUTIVE OFFICERS

The following is a summary of information about our executive officers that do not serve as members of our Board of Directors.

Steven R. Parr, 48. Mr. Parr, President, Source Interlink Media, joined our executive team upon our acquisition of Primedia Enthusiast Media, Inc, in August 2007. Prior to joining Source Interlink, he served the publishing world in both books and magazines for over twenty years in three countries. Mr. Parr held the positions of President of Penguin Books Canada Ltd., Executive Vice President of Penguin Books in the U.S., and CEO of Pearson PLC’s Business Services division in London. Mr. Parr joined EMAP USA in 1999, where he held various posts, culminating in his role as President. After the sale of EMAP, Mr. Parr departed to become President and CEO of book publisher, Harry N. Abrams, Inc. but returned as President of EMAP’s ultimate parent, Primedia Enthusiast Media, Inc, in 2004.

Douglas J. Bates, 50. Mr. Bates has served as our Senior Vice President and General Counsel since 2003. In 2004, he was named Secretary of the Company. Prior thereto, he provided legal advice to emerging and mid-cap companies primarily with in connection with acquisition transactions and securities compliance, and co-founded a boutique investment banking firm arranging late stage financing for emerging technology concerns.

Marc Fierman, 47. Mr. Fierman has served as our Chief Financial Officer since November 2002. Prior thereto, he served as Vice President of Finance (July 2001 to November 2002) and Vice President of Finance—Display Division (March 1999 to June 2001).

From April 1997 to February 1999, Mr. Fierman served as the chief financial officer of Brand Manufacturing Corp., which we acquired in January 1999.

William D. Bailey, 61. Mr. Bailey was named Chief Administrative Officer of Source Interlink on October 11, 2007.  Mr. Bailey leads the Human Resources, Corporate Purchasing and Facilities Management functions for the Company. He joined Source Interlink after a series of assignments on behalf of The Yucaipa Companies at its portfolio companies. Prior to joining The Yucaipa Companies, he was President of the Food Employers Council in Southern California. Earlier in his career he was Vice President, Labor and Employment for the Vons Grocery Company in Arcadia, California, and, before that, Group Vice President, Human Resources and Labor Relations with Acme Markets in Malvern, Pennsylvania.

Alan Tuchman, 49. Mr. Tuchman became one of our Executive Vice Presidents in February 2005 upon our acquisition of Alliance Entertainment Corp. and was also appointed an Interim Co-Chief Executive Officer of our Company in November 2006. Prior to his service with our Company, he had served as President and Chief Operating Officer of Alliance since 2003. Mr. Tuchman joined Alliance in 1991 and was Vice President from that time until 1996, when he became Senior Vice President of Strategic Planning. Mr. Tuchman held this position until 1997 when he became President of Alliance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the 2008 fiscal year, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except:

•
Each of Messrs. Davis, Emanuel, Jessick, Lyons, Mays, Schnug and Wallock failed to timely file a Statement of Changes in Beneficial ownership of Securities to reflect the issuance of 10,000 options to purchase shares of common stock received as compensation for service as a director. These omissions were corrected by filing a Form 4 for each of these individuals in February 2007.

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

CHANGES TO NOMINATING COMMITTEE PROCEDURE

During the fiscal year ended January 31, 2008, there were no changes to the procedure by which stockholders may nominate candidates for election to our Board of Directors.

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

Performance-Based Cash Incentives

On February 28, 2005, the Compensation Committee approved the Source Interlink Companies, Inc. Challenge Grant Program, effective as of March 1, 2005 (the “Challenge Grant Program”). The Challenge Grant Program expired at January 31, 2008.  No payout was made under the Challenge Grant Program.

Other Benefits

General Benefits and Perquisites

Our executives are eligible to participate in all of our employee benefit plans that are generally available to all of our employees, including our 401(k) retirement savings plan, medical, dental, vision, long and short-term disability and group term life insurance.  In addition, we have historically provided certain perquisites to our executive officers. During the 2008 fiscal year, these perquisites included:

•	supplemental medical expense reimbursement;

•	personal use of company-leased motor vehicles;

•	special commuting and housing benefits for Mr. Duckworth; and

•	reimbursement of country club dues.

2008 Named Executive Officer Base Salary and Incentive Compensation Determinations

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

In connection with Mr. Flegel’s resignation, Mr. Duckworth was appointed as our Chairman of the Board by the Board of Directors and was granted the power as our principal executive officer to exercise direct general supervision, direction and control over the business and affairs of the Company and our officers.  The Compensation Committee, at a meeting held on March 22, 2007, retroactively determined effective as of November 1, 2006 that Mr. Duckworth be paid a base salary of $75,000 per month in consideration of his service as our principal executive officer.  Such salary will be paid until Mr. Duckworth’s successor is identified and elected.  The Compensation Committee also determined that Mr. Duckworth will not participate in any of our employee benefit plans however, he will continue to receive his compensation for services as a director.  At the Compensation Committee’s discretion, Mr. Duckworth may be awarded cash bonuses.  During the fiscal year ended January 31, 2008, Mr. Duckworth was paid a bonus of $175,000.

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

Discretionary Cash Incentive Bonuses

As an award for meritorious service for the 2008 fiscal year, the Compensation Committee determined that each of our named executive officers receive a cash bonus in such amount that the executive’s total base salary and cash bonus paid (not earned) in fiscal 2009 would equal the amount of such executive’s total base salary and cash incentive paid (not earned) in fiscal 2008.

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

SUMMARY COMPENSATION

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer, Principal Financial Officer and each of the three other most highly compensated executive officers, whose 2008 total compensation exceeded $100,000 in each instance, as well as the Company’s former Chief Executive Officer (together the “named executive officers”), for the fiscal years ended January 31, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Deferred Compensation Earnings		All Other Compensation(5)(6)		Total

Michael R. Duckworth (3) Chairman of Board and Principal Executive Officer	2008 2007	$ $	963,000 225,000	$ $	175,000 —	$ $	— —	$ $	20,428 —	$ $	— —	$ $	— —	$ $	66,058 12,361	$ $	1,224,486 237,361

Steven R. Parr(7) President	2008	$305,231		$—		$—		$128,189		—		$65,477		$125		$499,022

James R. Gillis President, Chief Operating Officer and Interim Co-Chief Executive Officer	2008 2007	$ $	599,135 524,616	$ $	377,500 372,500	$ $	— —	$ $	66,095 —	$ $	— —	$ $	200,806 176,813	$ $	122,690 41,967	$ $	1,364,226 1,115,896

Alan Tuchman Executive Vice President and Interim Co-Chief Executive Officer	2008 2007	$ $	534,375 500,000	$ $	340,000 356,250	$ $	— —	$ $	64,095 —	$ $	— —	$ $	146,158 128,584	$ $	2,497 3,806	$ $	1,087,125 988,640

Jason S. Flegel(8) Executive Vice President	2008 2007	$ $	383,366 449,617	$ $	285,000 300,000	$ $	— —	$ $	— —	$ $	— —	$ $	(134,375 64,327)	$ $	7,128 30,931	$ $	541,119 844,875

Marc Fierman Executive Vice President and Chief Financial Officer	2008 2007	$ $	374,712 349,809	$ $	180,000 162,500	$ $	— —	$ $	— —	$ $	— —	$ $	84,720 74,591	$ $	23,786 16,029	$ $	663,218 602,929

S. Leslie Flegel (4) Former Chairman of the Board and Chief Executive Officer	2007		$721,443		$5,500,000		$—		$1,296,183		$—		$—		$28,211		$7,545,837

(1)   This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of shares of restricted stock for the 2008 fiscal year, in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value is calculated using the fair market value on the date of grant, taken ratably over the stated vesting period. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers. See Note 13 of the Company’s Annual Report on Form 10-K for additional discussion on SFAS No. 123R valuation methodology.

(2)   This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options for the 2008 fiscal year, in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value is calculated using the fair market value on the date of grant, taken ratably over the stated vesting period. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers. See Note 13 of the Company’s Annual Report on Form 10-K for additional discussion on SFAS No. 123R valuation methodology.

(3)   Mr. Duckworth became Chairman of the Board and Principal Executive Officer on November 10, 2006.  Prior to that date, he was a director of the Company.  Compensation paid to Mr. Duckworth prior to November 10, 2006 is presented in the Director Compensation table below.  Mr. Duckworth did not receive a salary and bonus during fiscal 2007.  As discussed above, the Compensation Committee of the Board of Directors approved compensation for Mr. Duckworth’s service as Chairman of the Board subsequent to the end of fiscal 2007.  The amount reported for fiscal 2007 sets forth amounts earned pursuant to this approval, but paid in fiscal 2008.

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

(5) All other compensation includes the following for fiscal year 2008:

•	For Mr. Duckworth, special commuting and housing benefits of $66,058.
•	For Mr. Parr, supplemental medical expense reimbursement.
•	For Mr. Gillis, company-leased automobile lease payments of $30,213, reimbursement of country-club dues of $86,109 and supplemental medical expense reimbursement.
•	For Mr. Tuchman, supplemental medical expense reimbursement.
•	For Mr. J. Flegel, supplemental medical expense reimbursement.
•	For Mr. Fierman, company-leased automobile lease payments and supplemental medical expense reimbursement.

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

(7)	Mr. Parr was appointed President on August 1, 2007 in connection with the Company’s acquisition of Primedia Enthusiast Media, Inc. Only compensation paid after this date is presented in the table.

(8)	Mr. Flegel resigned his position with the Company effective October 31, 2007. Only compensation paid prior to this date is presented in the table.

GRANTS OF PLAN-BASED AWARDS

On December 7, 2007, Mr. Parr received a grant of 150,000 stock options expiring on December 7, 2012 with an exercise price of $2.54.  These options vest 33% on the first anniversary of grant, 33% on the second anniversary and 34% on the third anniversary.  Also on December 7, 2007, each of Messrs. Gillis and Tuchman received grants of 75,000 stock options expiring on December 7, 2012 with exercise prices of $2.54.  These options vest 33% on the first anniversary of grant, 33% on the second anniversary and 34% on the third anniversary.  All of these stock options were granted pursuant to the 2007 Omnibus Long Term Incentive Plan.

DISCUSSION OF SUMMARY COMPENSATION AND PLAN-BASED AWARDS TABLES

Steven R. Parr.  Our current employment agreement with Mr. Parr was entered into on June 27, 2007.  Pursuant to this agreement, Mr. Parr serves as our President, Source Interlink Media for a three-year term that commenced on August 1, 2007.  Mr. Parr has the usual and customary duties, responsibilities and authority of president and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require.  In accordance with his agreement, Mr. Parr will receive a base annual salary of (i) $620,000 during the year ending June 30, 2008, (ii) $640,000 during the year ending June 30, 2009, and (iii) $660,000 during the year ending June 30, 2010.  In addition, Mr. Parr is entitled to receive a bonus each year during his employment (subject to calculation in accordance with the Governing Plan).  The target for such bonus is equal to 75% of his base annual salary.  For the year ended December 31, 2007, the Governing Plan was the Primedia Enthusiast Media Short Term Executive Incentive Compensation Plan.  For all subsequent fiscal years, the Governing Plan shall be any cash bonus plan that the Company shall enact from time to time.  Mr. Parr is entitled to an additional bonus not to exceed 15% of his annual base salary pursuant to completion of certain mutually agreed-upon business objectives.  Mr. Parr is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

James R. Gillis.  Our current employment agreement with Mr. Gillis was entered into on February 28, 2005.  Pursuant to this agreement, Mr. Gillis serves as our president and chief operating officer for a five-year term that commenced on February 28, 2005.  Mr. Gillis was also appointed as an Interim Co-Chief Executive Officer on November 10, 2006.  Mr. Gillis has the usual and customary duties, responsibilities and authority of president and chief operating officer and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require, including the oversight of

Company operations until a new Chief Executive Officer is identified and elected.  In accordance with his agreement, Mr. Gillis received a base salary of $525,000 during fiscal year 2007and a base salary of $600,000 during fiscal year 2008, and will receive a base salary of (i) $624,000 during fiscal year 2009 and (ii) $649,000 from the beginning of fiscal year 2010 through the expiration of the employment agreement.  In addition, Mr. Gillis is entitled to receive a guaranteed bonus each year during his employment with us in an amount equal to the greater of 50% of his base salary in effect in a given year (payable in equal quarterly installments), or such other amount as the Compensation Committee may approve in its sole discretion.  Mr. Gillis is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Marc Fierman.   Our current employment agreement with Mr. Fierman was entered into on February 28, 2005.  Pursuant to this agreement, Mr. Fierman serves as our executive vice president and chief financial officer for a five-year term that commenced February 28, 2005.  Mr. Fierman has the usual and customary duties, responsibilities and authority of executive vice president and chief financial officer and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require.  In accordance with his agreement, Mr. Fierman received a base salary of $350,000 during fiscal year 2007 and $375,000 during fiscal year 2008, and will receive a base salary of (i) $400,000 during fiscal year 2009 and (ii) $425,000 from the beginning of fiscal year 2010 through the expiration of the employment agreement.  In addition, Mr. Fierman may be awarded an annual bonus in an amount not to exceed 50% of Mr. Fierman’s base salary in effect in a given year, as determined by the Compensation Committee in its sole discretion.  Mr. Fierman is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

Alan E. Tuchman.  On February 28, 2005, we entered into an employment agreement with Mr. Tuchman. Pursuant to his agreement, Mr. Tuchman serves as our executive vice president for a five-year term that commenced February 28, 2005. Mr. Tuchman has the usual and customary duties, responsibilities and authority of an executive vice president and performs such other and additional duties and responsibilities as are consistent with that position and as our board of directors may reasonably require. In accordance with his agreement, Mr. Tuchman received a base salary of $500,000 during fiscal year 2007 and $520,000 during fiscal year 2008, and will receive a base salary of (i) $540,800 during fiscal year 2009 and (ii) $562,432 from the beginning of fiscal year 2010 through the expiration of the employment agreement. In addition, Mr. Tuchman may be awarded an annual bonus in an amount not to exceed 75% of Mr. Tuchman’s base salary in effect in a given year, as determined by the Compensation Committee in its sole discretion. Mr. Tuchman is also entitled to participate in any equity-based incentive, healthcare, retirement, life insurance, disability income and other benefits plans offered by us with respect to our executive officers generally.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on unexercised stock options granted to the named executive officers that were outstanding as of January 31, 2008:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Michael R. Duckworth	10,000	—	—	$11.00	2/28/2015	—	—	—	—
	4,575	—	—	$11.15	2/1/2016	—	—	—	—
	5,425	—	—	$8.97	11/29/2016	—	—	—	—
	10,000	—	—	$6.61	3/22/2017	—	—	—	—
Stephen Parr	—	150,000	—	$2.54	12/7/2012	—	—	—	—
James R. Gillis	134,667	—	—	$7.81	12/14/2008	—	—	—	—
	200,000	—	—	$7.84	8/4/2010	—	—	—	—
	40,000	—	—	$5.00	2/7/2011	—	—	—	—
	50,000	—	—	$4.56	2/1/2013	—	—	—	—
	—	75,000	—	$2.54	12/7/2012	—	—	—	—
Alan Tuchman	14,175	—	—	$2.30	5/19/2009	—	—	—	—
	98,871	—	—	$9.21	12/8/2009	—	—	—	—
	150,000	—	—	$11.00	2/28/2015	—	—	—	—
	—	75,000	—	$2.54	12/7/2012	—	—	—	—
Marc Fierman	20,000	—	—	$7.84	8/4/2010	—	—	—	—
	5,356	—	—	$5.00	2/7/2011	—	—	—	—
	5,000	—	—	$5.02	3/27/2012	—	—	—	—
	30,000	—	—	$4.48	5/20/2012	—	—	—	—
	25,000	—	—	$4.56	2/1/2013	—	—	—	—
S. Leslie Flegel	360,000	—	—	$5.13	2/3/2008	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

None of the Company’s Named Executive Officers exercised stock options or had restricted stock units vest during fiscal 2008.

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

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Steven R. Parr	SERP	0.5	$65,477	$-
James R. Gillis	SERP	2.8	$532,718	$-
Marc Fierman	SERP	2.8	$224,753	$-
Alan Tuchman	SERP	2.8	$362,017	$-

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

Upon a termination prior to the expiration of the employment period by the Company without proper cause or by the executive upon a change in control or for other good reason, the executive shall receive his annual base compensation for the remainder of the employment period and shall retain medical insurance coverage for the same period.  In addition, Mr. Gillis shall receive a guaranteed annual bonus equal to 12.5% of his annual base compensation and Mr. Parr shall receive a guaranteed annual bonus equal to the target bonus that would otherwise be paid.  In each case, if the employment agreement is terminated early by the Company with cause, upon the executive’s death or by the executive without good reason, the Company shall be released of all of its obligations for payment of any compensation or benefits under the agreement.  If, however, the Company terminates the agreement upon the determination of the disability of the executive, the executive shall receive a disability income benefit, payable in monthly installments, equal to 50% of his base compensation for the first 24 months after the early termination and then shall receive a supplemental disability income of $12,000 per month.  The supplemental disability income shall cease upon the earlier of the executive’s death or January 4, 2018 in the case of Mr. Gillis; September 30, 2030 in the case of Mr. Fierman; and March 24, 2024 in the case of Mr. Tuchman. Such disability income does not apply to Mr. Parr.

In addition, certain of our named executive officers may receive payments under our Supplemental Executive Retirement Plan, as described above.  In no event, however, are payments under the Supplemental Executive Retirement Plan accelerated.  Therefore, payments under the Supplemental Executive Retirement Plan have been excluded from the below table.

The following table indicates the potential payments that would have been received by our Named Executive Officers upon the occurrence of one of the above-referenced events as of January 31, 2008:

Name	Benefit	Termination by Company Without Cause	Termination by Company With Cause	Termination by Company Upon Disability of Executive (1)	Termination Upon Death of Executive	Termination by Executive Upon Change of Control or Other Good Reason	Termination by Executive Without Good Reason
Steven R. Parr	Severance	$2,533,333	$0	$0	$0	$0	$0
James R. Gillis	Severance	$1,492,969	$0	$1,778,242	$0	$1,492,969	$0
Marc Fierman	Severance	$860,417	$0	$3,389,552	$0	$860,417	$0
Alan Tuchman	Severance	$1,150,101	$0	$2,589,315	$0	$1,150,101	$0

(1) Assumes payment for entire supplemental disability income period and no earlier death of executive.

COMPENSATION OF DIRECTORS

Each of our directors who was not also one of our employees received (i) an annual retainer of $35,000, (ii) an additional $3,000 for each quarterly Board meeting attended in person, (iii) an additional $1,000 for each committee meeting attended either in person or via telephone, and (iv) an additional $1,000 for each Board meeting attended via telephone. Chairmen of committees received an additional retainer ranging from $10,000 to $25,000 per year depending on the committee chaired. Each committee member, other than the chairman, received an additional $5,000 per year for each committee on which he served. All director fees are payable in cash. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board and its committees.

On August 27, 2007, the Compensation Committee revised our Director compensation policy. Under the revised policy which was effective September 1, 2007, each of our directors who is not also one of our employees will receive (i) an annual retainer of $50,000, and (ii) a meeting fee of $3,000 for each board meeting attended in person and $1,000 for each board or committee meeting attended by telephone. Chairmen of committees will receive an additional retainer ranging from $20,000 to $25,000 per year depending on the committee chaired. Each committee member, other than the chairman, will receive an additional retainer ranging from $5,000 to $10,000 per year depending on the committee(s) on which the director serves. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board and its committees. On the first trading day of each fiscal year, our directors will also receive an annual award of restricted stock. The number of shares awarded will be equal to $70,000 divided by the last reported sale price on the last day of the then most recently concluded fiscal year. The shares of restricted stock will be subject to vesting over a period of three years, subject to acceleration of the vesting schedule upon the occurrence of certain events such as a change in control of our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

David R. Jessick	$127,083	$22,750	$149,833
Gregory Mays	$98,083	$22,750	$120,833
George A. Schnug	$62,500	$22,750	$85,250
James R. Gillis	$—	$—	$—
Gray Davis	$121,500	$22,750	$144,250
Allan R. Lyons (4)	$105,500	$22,750	$128,250
Michael R. Duckworth (1)	$—	$—	$—
Ariel Z. Emanuel	$53,500	$22,750	$22,750
Terrence Wallock	$73,500	$22,447	$95,947
A. Clinton Allen (2)	$18,500	$—	$18,500
Aron Katzman (3)	$67,250	$—	$67,250

(1)   Mr. Duckworth was elected our Chairman of the Board of Directors and Principal Executive Officer on November 10, 2007.  Compensation paid after that date is presented in the Summary Compensation Table, above.

(2) Mr. Allen resigned from our Board of Directors on November 29, 2006.
(3) Mr. Katzman resigned from our Board of Directors on February 14, 2007.

(4)   Mr. Lyons elected to have all of his fees that would otherwise have been paid in cash during fiscal 2008 deferred in the Company’s deferred compensation plan.  Compensation presented includes only compensation that would have been paid if he had not made this election.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Source Interlink Companies, Inc. Annual Report on Form 10-K, as amended, for the year ended January 31, 2008.

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

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL STOCKHOLDERS

The following table sets forth as of May 19, 2008 certain information concerning the ownership of our common stock by:

•	each person who is known to us to own beneficially 5% or more of our outstanding common stock;

•	each of our directors, our chief executive officer and our four other most highly paid executive officers in fiscal year 2008; and

•	all directors and executive officers as a group.

The information presented below is based on information supplied by our officers and directors and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares shown as beneficially owned by them, except to the extent authority is shared by spouses under applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned

AEC Associates, L.L.C. (1)	17,685,568	33.8%
Scopia Management, Inc. (3)	5,507,276	10.5%
Steinberg Asset Management, LLC (4)	3,282,650	6.3%
Dimensional Fund Advisors, L.P. (2)	3,877,093	7.4%
Prentice Capital Management, LP (5)	3,040,358	5.8%
James R. Gillis (7)	708,418	1.4%
Steven R. Parr	162,500	*
Jason S. Flegel (7)	170,360	*
Alan E. Tuchman (7)	338,046	*
Marc Fierman (7)	91,356	*
Michael R. Duckworth (7)	30,000	*
Allan R. Lyons (7)(6)	298,461	*
Aron S. Katzman (7)(8)	319,467	*
George A. Schnug (7)	61,434	*
Gray Davis	60,434	*
Ariel Z. Emanuel (7)	60,434	*
David R. Jessick (7)	47,934	*
Gregory Mays (7)	65,434	*
Terrence J. Wallock (7)	60,434	*

All Directors and named executive officers, as a group (as of May 19, 2008, 17 persons)	2,185,679	4.2%

(1) The business address for AEC Associates, L.L.C. is: c/o The Yucaipa Companies, 9130 West Sunset Boulevard, Los Angeles, California 90069.
(2) The business address for Dimensional Fund Advisors, L.P. is 1299 Ocean Avenue, Santa Monica, CA 90401.
(3) The business address for Scopia Management, Inc. is 450 Seventh Avenue, 43rd Floor, New York, NY 10123.
(4) The business address for Steinberg Asset Management, LLC is 12 East 49th Street, Suite 1202, New York, NY 10017.
(5) The business address for Prentice Capital Management, LP is 623 Fifth Avenue, 32nd Floor, New York, NY 10022.

(6)           Of the reported shares, 116,010 shares are held by Mr. Lyons’ spouse. Mr. Lyons disclaims beneficial ownership of these securities, and this statement shall not be deemed an admission that he is the beneficial owner of the securities for any purpose.

(7) The business address of our officers and directors is c/o Source Interlink Companies, Inc., 27500 Riverview Center Boulevard, Suite 400, Bonita Springs, FL 34134.
(8) Mr. Katzman resigned from the Company’s Board of Directors on February 14, 2007.
(9) Mr. Allen resigned from the Company’s Board of Directors on November 29, 2006.

Included in the shares reported above are the following shares to be issued upon exercise of options to purchase the Company’s common stock:

Name of Beneficial Owner	Number of Options Exercisable Within 60 Days

James R. Gillis	424,667
Alan E. Tuchman	263,046
Marc Fierman	85,356
Michael R. Duckworth	30,000
Allan R. Lyons	50,000
Gray Davis	30,000
Aron S. Katzman	20,000
George A. Schnug	30,000
Ariel Z. Emanuel	30,000
David R. Jessick	30,000
Gregory Mays	30,000
Terrence J. Wallock	10,000

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

As of May 19, 2008, there were 52,321,837 shares of our common stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In connection with the merger with Alliance, we and The Yucaipa Companies, an entity affiliated with AEC Associates, entered into a consulting agreement. Pursuant to the consulting agreement and subject to certain conditions specified therein, Yucaipa agreed to provide the Registrant, upon request, with consulting and financial services for an annual fee of $1 million, plus out-of-pocket expenses, however, no additional services are required. The term of the consulting agreement is for a period of five years. Either party may terminate the consulting agreement at any time; however, if we terminate the consulting agreement then we will be required to pay Yucaipa a cash termination payment equal to the remaining unpaid portion of the fees owed for the term in which the termination occurs plus $1 million. Yucaipa agrees, during the term of the consulting agreement and for one year thereafter, not to solicit any employees or consultants of ours or Alliance. In February 2006, in accordance with the terms of the agreement, we engaged Yucaipa to perform certain special services related to our strategic alternatives process.  With the acquisition of Primedia Enthusiast Media, Inc., we concluded our strategic alternatives process.  In connection with this transaction, we paid $12.7 million to Yucaipa.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes fees billed to us by our principal accounting firm and independent registered public accounting firm BDO Seidman, LLP for professional services rendered as of and for the years ended January 31, 2008, 2007 and 2006:

	Year ended January 31,
(in thousands)	2008	2007	2006

Audit fees	$1,821	$1,500	$1,357
Audit related fees	29	69	23
Tax fees	36	76	39
All other fees	—	—	—

Total fees	$1,886	$1,645	$1,419

Audit Fees

These fees comprise professional services rendered in connection with the audit of our consolidated financial statements on Form 10-K and the review of our quarterly consolidated financial statements on Forms 10-Q that are customary under auditing standards generally accepted in the United States of America. Audit fees also include consultations regarding accounting issues and consents for other SEC filings.

Audit Related Fees

These fees result from assurance and related services that are reasonably related to the performance of the audits and reviews of our financial statements and are not included under “Audit Fees” in the foregoing table. In 2008, these fees related primarily to the Company’s 401(k) plan audits and certain SAS 70 reports.

Tax Fees

These fees comprise professional services relating to tax compliance, tax planning and tax advice.

All Other Fees

These fees comprise all other services other than those reported above. Our intent is to minimize services in this category.

Policy Regarding Audit Committee Pre-Approval And Permitted Non-Audit Services Of Independent Registered Public Accounting Firm

The audit committee has adopted a policy for pre-approval of audit and permitted non-audit services by our independent registered public accounting firm. The full audit committee approves annually projected services and fee estimates for these services and establishes budgets for major categories of services. The audit committee chairman has been designated by the audit committee to approve any services arising during the year that were not pre-approved by the audit committee and services that were pre-approved but for which the associated fees will materially exceed the budget established for the type of service at issue. Services approved by the chairman are communicated to the full audit committee at its next regular meeting. For each proposed service, the independent registered public accounting firm is required to provide back-up documentation detailing said service. The audit committee will regularly review summary reports detailing all services being provided to us by our independent registered public accounting firm. During our 2008 fiscal year, all services performed by the independent registered public accounting firm were pre-approved.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

SOURCE INTERLINK COMPANIES, INC.

May 30, 2008	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(principal financial officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 30, 2008	/s/ Michael R. Duckworth
Michael R. Duckworth
Chairman of the Board of Directors
(principal executive officer)

May 30, 2008	/s/ James R. Gillis
James R. Gillis
Interim Co-Chief Executive Officer and Director

May 30, 2008	/s/ Gray Davis
Gray Davis
Director

May __, 2008
Ariel Z. Emanuel
Director

May 30, 2008	/s/ David R. Jessick
David R. Jessick
Director

May 30, 2008	/s/ Allan R. Lyons
Allan R. Lyons
Director

May 30, 2008	/s/ Gregory Mays
Gregory Mays
Director

May 30, 2008	/s/ George A. Schnug
George A. Schnug
Director

May 30, 2008	/s/ Terrence J. Wallock
Terrence J. Wallock
Director