Form 10-Q
period 2008-04-30
SOURCE INTERLINK COMPANIES INC
filed 2008-06-06
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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
☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer
☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes☒ No

As of June 2, 2008, there were 52,320,837 shares of the Company’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2008	2008
	(unaudited)

Assets
Current assets
Cash	$3,273	$35,650
Trade receivables, net	162,624	183,475
Purchased claims receivable	12,300	14,412
Inventories	301,793	290,507
Deferred tax asset	22,928	23,107
Other	21,032	20,679

Total current assets	523,950	567,830

Property, plants and equipment	157,578	150,612
Less accumulated depreciation and amortization	(49,092)	(42,708)

Net property, plants and equipment	108,486	107,904

Other assets
Goodwill, net	873,826	1,069,835
Intangibles, net	550,634	637,082
Other	51,235	53,354

Total other assets	1,475,695	1,760,271

Total assets	$2,108,131	$2,436,005

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS (CONCLUDED)
(in thousands, except per share amounts)

	April 30,	January 31,
	2008	2008
	(unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (net of allowance for returns of $154,284 and $174,751 at April 30, 2008 and January 31, 2008, respectively)	$351,939	$372,429
Accrued expenses	102,172	123,973
Deferred revenue	80,768	79,918
Current portion of obligations under capital leases	1,327	1,406
Current maturities of debt	14,520	15,369

Total current liabilities	550,726	593,095

Deferred tax liability	8,573	8,944
Obligations under capital leases, less current portion	1,514	1,826
Debt, less current maturities	1,355,435	1,359,210
Other	30,693	32,429

Total liabilities	1,946,941	1,995,504

Minority interest	26,803	25,978

Commitments and contingencies

Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	-	-
Common stock, $0.01 par (100,000 shares authorized; 52,321 shares issued and outstanding at April 30, 2008 and January 31, 2008)	523	523
Additional paid-in-capital	475,744	476,099

Total contributed capital	476,267	476,622
Accumulated deficit	(346,501)	(65,659)
Accumulated other comprehensive income	4,621	3,560

Total stockholders’ equity	134,387	414,523

Total liabilities and stockholders’ equity	$2,108,131	$2,436,005

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended April 30,
	2008	2007

Revenues, net:
Distribution	$487,795	$464,751
Advertising	61,633	-
Circulation	30,162	-
Manufacturing	8,629	7,154
Claiming and information	3,762	3,500
Other	22,380	-
Total revenues, net	614,361	475,405
Cost of goods sold	420,222	375,911

Gross profit	194,139	99,494
Distribution, circulation and fulfillment	55,003	36,489
Selling, general and administrative expenses	96,632	47,357
Depreciation and amortization	18,224	6,836
Integration, consolidation and relocation expense	2,707	-
Write-off of capitalized acquisition costs	1,900	-
Impairment of goodwill and intangible assets	270,847	-

Operating (loss) income	(251,174)	8,812

Other expense:
Interest expense	(29,009)	(3,567)
Interest income	158	41
Other (expense) income:	(412)	71

Total other expense	(29,263)	(3,455)

(Loss) income from continuing operations, before income taxes	(280,437)	5,357
Income tax expense	-	(2,143)
Minority interest in income of subsidiary	(405)	-
(Loss) income from continuing operations	(280,842)	3,214
Loss from discontinued operations, net of taxes	-	(1,386)
Net (loss) income	$(280,842)	$1,828

(Loss) earnings per share – Basic
Continuing operations	$(5.37)	$0.06
Discontinued operations	-	(0.02)
Total	$(5.37)	$0.04

(Loss) earnings per share – Diluted
Continuing operations	$(5.37)	$0.06
Discontinued operations	-	(0.03)
Total	$(5.37)	$0.03

Weighted average shares outstanding – Basic	52,321	52,153
Weighted average shares outstanding – Diluted	52,321	52,632

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Defecit	Accumulated Other Comprehensive Income	Total Stockholders Equity

	Shares	Amount

Balance, January 31, 2008	52,321	$523	$476,099	$(65,659)	$3,560	$414,523

Net loss	-	-	-	(280,842)	-	(280,842)
Foreign currency translation	-	-	-	-	(55)	(55)
Unrealized gain on interest rate swaps	-	-	-	-	1,116	1,116

Comprehensive income	-	-	-	(280,842)	1,061	(279,781)

Stock compensation expense	-	-	65	-	-	65
Minority interest adjustment	-	-	(420)	-	-	(420)

Balance, April 30, 2008	52,321	$523	$475,744	$(346,501)	$4,621	$134,387

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months ended April 30,
	2008	2007

Operating Activities
Net (loss) income	$(280,842)	$1,828
Minority interest in income of subsidiary	405	-
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,653	7,193
Amortization of deferred financing costs	3,278	146
Provision for losses on accounts receivable	1,990	1,106
Stock compensation expense	65	179
Loss on sale of discontinued operation	-	508
Impairment of goodwill and intangible assets	270,847	-
Other	212	490
Changes in assets and liabilities (excluding business acquisitions):
Decrease in accounts receivable	18,860	5,733
Increase in inventories	(11,338)	(14,264)
Increase in other current and non-current assets	(1,237)	(3,093)
Increase in deferred revenue	851	18
(Decrease) increase in accounts payable and other liabilities	(35,154)	7,043
Cash (used in) provided by operating activities	(12,410)	6,887

Investment Activities
Capital expenditures	(8,572)	(4,027)
Purchase of claims	(23,350)	(23,756)
Payments received on purchased claims	25,463	28,071
Proceeds from sale of Wood Manufacturing division, net of cash transferred	-	9,970
Payment of capitalized acquisition costs	(1,900)	-
Other	(50)	44
Cash (used in) provided by investing activities	(8,409)	10,302

Financing Activities
Decrease in checks issued against revolving credit facility	-	(1,383)
Repayments under credit facilities	-	(3,811)
Payment of deferred purchase price liabilities	(5,693)	-
Net (payments) borrowings on notes payable and capital leases	(5,865)	1,952
Proceeds from the issuance of common stock	-	230
Excess tax benefit from exercise of stock options	-	337
Cash used in financing activities	(11,558)	(2,675)

(Decrease) increase in cash	(32,377)	14,514
Cash, beginning of period	35,650	-
Cash, end of period	$3,273	$14,514

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Nature of Business and Basis of Presentation

Source Interlink Companies, Inc (“the Company”) is a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving more than 100,000 retail locations throughout North America. It produces print and digital content for consumers in North America through its enthusiast media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.The Company also sells and distributes entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. It offers customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store display fixturing.

The Company directly produces and delivers magazine, Internet and home entertainment content to consumers. With the addition of SIM, it transformed from a leading home entertainment distributor into a significant content owner.This array of products and services, in combination with our value added services and geographic reach, positions us to service the needs of America’s leading retailers and to capitalize on the rapidly changing distribution and fulfillment landscape.

The Company is one of the largest independent wholesalers of DVDs and CDs in North America. It effectively operates as an extension of its customers’ operations. Between its fulfillment, category management and e-commerce solutions, it provides our customers with a complete solution to maximize the sales and profitability of their home entertainment content products.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”).In the opinion of the Company’s management, these unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended April 30, 2008 and 2007 and our financial position as of April 30, 2008, respectively.All significant intercompany accounts and transactions have been eliminated from these statements.The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Because of this and the seasonality of the Company’s business, the results of operations for such interim periods will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2008, as filed with the SEC on April 15, 2008, as amended May 30, 2008.

The Company’s segment reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.Accordingly, beginning in fiscal 2009, management has restructured the presentation of the Company’s segments to better reflect the change in management and financial reporting of the applicable units.The Company’s segments are heretofore presented as follows: Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services.Prior reporting periods have been reclassified to conform to current presentation to make prior period comparisons meaningful.

Other revenue includes online revenues, licensing revenues, barter revenues and event revenues within our Media segment.

Derivative Financial Instruments

As part of our risk management strategy, we enter into derivative transactions to mitigate loss exposures.Our derivative instruments are currently limited to an interest rate swap which is not exchange-traded and is an over-the-counter customized transaction.Our derivative exposure is with a counterparty that has a long-term credit rating of A-1.

Derivatives that are designated as hedges are documented and evaluated for effectiveness in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).The effective portion of changes in the fair value of cash flow hedges is deferred in accumulated other comprehensive income.In the event hedge accounting no longer applies, the Company recognizes all changes in fair value of derivative instruments in the other income (expense) section of its Consolidated Statement of Operations.The Company ceases hedge accounting treatment if its evaluation of effectiveness no longer justifies deferral of changes in fair value in accumulated other comprehensive income.At that time, a reclassification from accumulated other comprehensive income to earnings would occur.

On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge the Company’s exposure to fluctuations in LIBOR on $210.0 million of 1-month LIBOR-based debt through April 29, 2011.This swap agreement qualifies for hedge accounting treatment in accordance with FAS 133.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is evaluated at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed in the first quarter of the fiscal year.

In assessing goodwill and intangible assets for impairment, we make estimates of fair value which are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned strategies. The Company combines the discounted cash flow fair value with publicly traded company multiples (market comparison approach) and acquisition multiples of comparable businesses (industry acquisition approach) to determine fair value.Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair valueto the underlying assets and liabilities of the reporting unit, including

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill.This test, performed in the first quarter of fiscal year 2009, indicated that goodwill and indefinite-lived intangible assets related to the Media reportable segment were impaired.

Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Operations.

As a result of our fiscal year 2009 FAS 142 first quarter impairment analysis, we determined that certain tradenames of our Media reportable segment were impaired and consequently recorded a charge of approximately $74.3 million.This determination was based largely on management’s projections regarding the revenues from and profitability of tradenames acquired on August 1, 2007.The combination of the analysis and other factors discussed below, had an adverse impact on the anticipated future cash flows used in the impairment analysis performed during the first quarter of fiscal year 2009.The net carrying amount of the tradenames was $280.6 million at the end of the first quarter of fiscal year 2009, after the impairment charge was recorded.

As a result of our fiscal year 2009 FAS 142 annual first quarter impairment analysis, we determined that the goodwill of our Media reportable segment was impaired and consequently recorded an impairment charge of $196.5 million. This determination was based largely on management’s projections regarding the revenues and profitability of the Media reportable segment as well as the effects of the recent credit market changes, the continued economic downturn and the related effects on customer discretionary spending and print advertising. The charge was measured on the basis of comparison of estimated fair values with corresponding book values and relates primarily to goodwill recorded in connection with our acquisition of Primedia Enthusiast Media (“EM”). These fair values were determined in accordance with Company policy discussed above as well as FAS 142 and other relevant guidance.

Following the impairment charges, goodwill totaled $873.8 million, of which $477.7 million related to our Media reportable segment.Other intangible assets totaled $550.6 million, of which $478.3 million related to our Media reportable segment. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill and intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Income Taxes

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments which we considered in determining the need to record a full valuation allowance in the current quarter, including the continuing economic downturn and our projections regarding the near-term revenues and profitability of our segments. As a result of our assessment, we recorded a valuation allowance on deferred tax assets of approximately $108.7 million during the three months ended April 30, 2008.

Recently Issued Accounting Pronouncements

FAS No. 161
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”) – an amendment of FAS 133.FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its interpretations and how they affect an entity’s financial position, financial

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

performance and cash flows.It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since FAS 161 impacts disclosures and not the accounting treatment for derivative instruments and hedged items, adoption will not impact our results of operations or financial condition.

FAS No. 157
On February 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).In conjunction with the guidance in FAS 133, the Company records its derivative instruments on its Consolidated Balance Sheets.As of April 30, 2008, its derivative instruments were valued at $1.1 million and are recorded in other assets.This value is based upon significant observable inputs in the form of publicly available interest rate information.

2. Trade Receivables

Trade receivables consist of the following:

(in thousands)	April 30,	January 31,
	2008	2008
	(unaudited)

Trade receivables	$382,482	$411,968
Less allowances for:
Sales returns and other	194,848	202,569
Doubtful accounts	25,010	25,924

Total allowances	219,858	228,493

Trade receivables, net	$162,624	$183,475

3. Inventories

Inventories consist of the following:

(in thousands)	April 30,	January 31,
	2008	2008
	(unaudited)

Raw materials	$11,407	$8,854
Work-in-process	2,396	1,322
Finished goods:
Pre-recorded music and video	147,849	149,765
Magazines and books	139,711	127,067
Display fixtures	253	3,499
Other	177	-

Inventories	$301,793	$290,507

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

4. Goodwill and intangibles

The Company’s goodwill and intangibles consist of the following:

(in thousands)	April 30,	January 31,
	2008	2008
	(unaudited)
Amortized intangible assets
Customer lists and relationships	$285,345	$285,345
Trade names	2,554	2,400
Content	20,380	20,382
Non-compete agreements	4,581	4,350
Software	16,340	16,340
Total intangibles	329,200	328,817
Accumulated amortization
Customer lists and relationships	(42,743)	(31,986)
Trade names	(375)	(250)
Content	(1,545)	(1,019)
Non-compete agreements	(2,959)	(2,518)
Software	(8,999)	(8,317)
Total accumulated amortization	(56,621)	(44,090)
Net amortized intangible assets	272,579	284,727
Indefinite lived trade names	278,055	352,355
Intangibles, net	$550,634	$637,082

As discussed above, our fiscal year 2009 FAS 142 annual first quarter impairment analysis determined that certain of our tradenames were impaired and consequently we recorded a charge of approximately $73.4 million. See Note 1 – Nature of Business and Basis of Presentation.

As a result of our first quarter fiscal 2009 impairment test, we reassessed the estimated remaining useful lives of our indefinite-lived tradenames and shortened such as lives as required.As a result of our fourth fiscal 2008 quarter impairment test, we reassessed the estimate remaining useful lives of our customer lists within our DVD and CD Fulfillment group and shortened such lives as required.

Amortization of intangible assets was $11.8 million and $14.2 million for the three months ended April 30, 2008 and 2007.

Changes in the carrying amount of goodwill for the three months ended April 30, 2008 are as follows:

(in thousands)	Media	Periodical Fulfillment Services	CD and DVD Fulfillment	Consolidated
Balance, January 31, 2008	$673,654	$194,649	$201,532	$1,069,835
Additions	555	—	—	555
Foreign currency translation adjustments	—	(17)	—	(17)
Impairment	(196,547)	—	—	(196,547)
Balance, April 30, 2008	$477,662	$194,632	$201,532	$873,826

As discussed above, our fiscal year 2009 FAS 142 annual first quarter impairment analysis determined that the goodwill attributable to four reporting units within our Media reportable segment was impaired and consequently we recorded a charge of approximately $196.5 million. See Note 1 – Nature of Business and Basis of Presentation.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Debt and Revolving Credit Facility

Debt consists of:

(in thousands)	April 30,	January 31,
	2008	2008
	(unaudited)

Revolving credit facility – Citicorp North America	$-	$-
Term Loan B – Citicorp North America	873,400	875,600
Bridge Facility – Citicorp North America	465,000	465,000
Note payable – Magazine import and export	-	708
Note payable – Arrangements with suppliers	7,803	8,461
Mortgage loan – Wachovia Bank	18,500	18,750
Equipment loans	5,252	6,060

Total debt	1,369,955	1,374,579
Less current maturities	14,520	15,369

Debt, less current maturities	$1,355,435	$1,359,210

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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 0.50%. At April 30, 2008 the prime rate was 5.00%. We also have the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 1.50%. The Company had no LIBOR contracts outstanding at April 30, 2008. To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2013. As of April 30, 2008 and January 31, 2008, the Company had no borrowings under this facility.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock.

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $265.0 million at April 30, 2008.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Term Loan B

On August 1, 2007, the Company entered into a $880.0 million Term Loan B as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to us and our subsidiaries of $880.0 million. The terms and conditions of the arrangement are governed primarily by the Term Loan Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent and JPMorgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 2.25%. At April 30, 2008 the prime rate was 5.00%. We also have the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 3.25%. The Company had one LIBOR contract outstanding at April 30, 2008 in the amount of $873.4 million, maturing in May 2008 and bearing interest at a rate of 5.63%.The Term Loan B requires the Company to make principal payments of $2.2 million on the last day of each fiscal quarter.The Company made principal payments totaling $2.2 million during the three months ended April 30, 2008.To secure repayment of the borrowings and other obligations of ours to the Lenders, we and our subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2014.At that time, a final principal payment of $820.6 million is due.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio. The Company was in compliance with this requirement at April 30, 2008.

Bridge Facility

On August 1, 2007, the Company issued a $465.0 million Bridge Loan Agreement (the “Bridge Facility”) as a result of its acquisition of EM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to us and our subsidiaries of $465.0 million. The terms and conditions of the arrangement are governed primarily by the Senior Subordinated Bridge Loan Agreement dated August 1, 2007 by and among us, our subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 4.75% at April 30, 2008, which increases by 0.50% upon the expiration of each of the first four 90 day periods following original issuance. At April 30, 2008 the prime rate was 5.00%. We also have the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 5.75% at April 30, 2008, which increases by 0.50% upon the expiration of each of the first four 90 day periods following original issuance. The interest rate on either base-rate or LIBOR loans may not exceed 11.25%.The Company had one LIBOR contract outstanding at April 30, 2008 in the amount of $465.0 million, maturing in May 2008 and bearing interest at a rate of 8.63%.These loans mature on August 1, 2008 - the table below assumes that the extended maturity date of these loans will be August 1, 2017.

On or before August 1, 2008, the Company has the right to refinance the Bridge Facility by paying an exchange fee of $11.6 million to Citicorp North America, Inc.If the Company does not refinance the loans on or before August 1, 2008, Citicorp North America, Inc. is required to allow the facility to convert into a form of permanent financing.At that time, the Company must pay to Citicorp North America a conversion fee of $11.6 million.The extended maturity date of these loans would be August 1, 2017.These loans would carry interest not to exceed 11.25%.See Note 13 Subsequent Events.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio.The Company was in compliance with this requirement at April 30, 2008.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The aggregate amount of debt maturing in each of the next five fiscal years is as follows:
(in thousands)	Amount

Fiscal year:
Remainder of 2009	$11,017
2010	12,672
2011	11,402
2012	11,315
2013	10,938
Thereafter	1,312,611

Total	$1,369,955

At April 30, 2008 and January 31, 2008, unamortized deferred financing fees were approximately $25.6 million and $29.0 million, respectively.

6. Earnings per Share

A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

	Three months ended April 30,
	2008	2007

Weighted average common shares outstanding – basic	52,321	52,153
Dilutive effect of stock options and warrants outstanding	—	479

Weighted average common shares outstanding – diluted	52,321	52,632

The following were not included in weighted average common shares outstanding because they are antidilutive:

Unvested restricted stock units	243	—
Stock options	2,577	1,670
Warrants	101	106

Total	2,921	1,776

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

7. Discontinued Operation
On April 30, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division.The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which the Company’s former Chairman of the Board and Chief Executive Officer, has an interest.The Wood Manufacturing division was formerly reported as part of our Periodical Fulfillment Services segment.The book value of the net assets sold on the closing date was $11.6 million.The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million in cash, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%.The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower.Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note.This discount was approximately $1.0 million.Based upon the final determination of working capital, the Company refunded to the buyer $1.9 million in cash during the third quarter of fiscal 2008.For the three months ended April 30, 2007, the summary results for the Wood Manufacturing division are as follows:

(in thousands)	Three months ended April 30,
2007

Revenues	$2,551

Loss from discontinued operation, before income taxes	$(1,463)
Income tax benefit	585

Loss from discontinued operation	(878)

Loss on sale of discontinued operation, before income taxes	(847)
Income tax benefit	339

Loss on sale of discontinued operation	(508)

Discontinued operation, net	$(1,386)

8. Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid is as follows:

	Three months ended April 30,
(in thousands)	2008	2007

Interest	$29,005	$2,850
Income taxes (net of receipts of $270 in 2008)	$549	$241

As discussed in Note 7, the Company disposed of its Wood Manufacturing division for the total consideration of $13.5 million, including $3.5 million in the form of a note receivable, of which the Company refunded $1.9 million to the buyer during the third quarter of fiscal 2008, based on a working capital adjustment.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

9. Stock-Based Compensation

On February 1, 2008, the Company authorized the issuance of 243,472 restricted stock units (“the units”) to its Board of Directors as compensation for services rendered (or 30,434 per Director).The units vest in one-third increments, annually beginning one year from the grant date.

10. Derivative Financial Instruments and Hedging Activities

The aggregate fair value of derivative instruments in asset positions on April 30, 2008, is $1.1 million, and represents the maximum loss that would be recognized at the reporting date if the counterparty failed to perform as contracted.

We have applied hedge accounting to the interest rate swap and designated it as a cash flow hedge in accordance with the provisions of FAS 133.The Company uses this derivative to reduce the risk of changes in cash interest payments related to its long-term debt.The notional balance for this interest rate swap is $210.0 million at April 30, 2008.The agreement was perfectly effective throughout the three months ended April 30, 2008 and is expected to be effective throughout its life.

11. Segment Financial Reporting

The Company’s segment reporting is based on the reporting of senior management to the chief operating decision maker. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.Accordingly, beginning in fiscal 2009, management has restructured the presentation of the Company’s segments to better reflect the change in management and financial reporting of the applicable units.The Company’s segments are heretofore presented as follows: Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services.Prior reporting periods have been reclassified to conform to current presentation to make prior period comparisons meaningful.

The Company conducts business through four reportable segments; Media, Periodical Fulfillment Services, CD and DVD Fulfillment and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies found in our Annual Report on Form 10-K for the year ended January 31, 2008 filed with the SEC on April 15, 2008, as amended on May 30, 2008.

The Media segment derives revenues primarily from (1) selling print advertising space in its enthusiast publications, (2) selling enthusiast publications via newsstand and subscription, (3) selling online advertising and lead generation services, and (4) other revenues including licensing, barter and events.

The Periodical Fulfillment Services segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty and mainstream retailers and wholesalers throughout the United States and Canada, (2) exporting domestic titles internationally to foreign wholesalers or through domestic brokers, (3) providing return processing services for major specialty retailers, (4) providing claim filing services related to rebates owed retailers from publishers or their designated agent, (5) designing, manufacturing, shipping, installation and removal of front-end display fixtures, and (6) providing information and management services relating to retail magazine sales to U.S. and Canadian retailers and magazine publishers and national distributors.

The CD and DVD Fulfillment segment derives revenues from (1) selling and distributing pre-recorded music, videos, video games and related products to retailers, (2) providing product and commerce solutions to “brick-and-mortar” and e-commerce retailers, and (3) providing consumer-direct fulfillment and vendor managed inventory services to its customers.

Shared Services consist of overhead functions not allocable to the individual operating segments.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The segment results are as follows:

Three months ended April 30, 2008 (in thousands)	Media	Periodical Fulfillment	CD and DVD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,060	$257,151	$228,584	$-	$-	$487,794
Advertising	61,633	-	-	-	-	61,633
Circulation	37,242	-	-	-	(7,080)	30,162
Manufacturing	-	8,629	-	-	-	8,630
Claiming and information	-	3,762	-	-	-	3,762
Other	22,380	-	-	-	-	22,380
Total revenues, net	123,315	269,542	228,584	-	(7,080)	614,361
Cost of goods sold	33,391	204,339	189,572	-	(7,080)	420,222

Gross profit	89,924	65,203	39,012	-	-	194,139
Distribution, circulation and fulfillment	11,303	28,888	14,812	-	-	55,003
Selling, general and administrative expenses	53,680	23,756	15,328	3,868	-	96,632
Depreciation and amortization	12,143	2,271	2,946	864	-	18,224
Integration, consolidation and relocation expenses	2,002	486	164	55	-	2,707
Write-off of capitalized acquisition costs	-	-	-	1,900	-	1,900
Impairment of goodwill and intangible assets	270,847	-	-	-	-	270,847

Operating (loss) income	$(260,051)	$9,802	$5,762	$(6,687)	$-	$(251,174)

Capital expenditures:	$1,780	$2,491	$2,744	$1,557	$-	$8,572

As of April 30, 2008
Total assets	$1,089,849	$437,222	$491,803	$89,257	$-	$2,108,131
Goodwill, net	$477,662	$194,632	$201,532	$-	$-	$873,826
Intangibles, net	$478,253	$36,136	$36,245	$-	$-	$550,634

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
(unaudited)

Three months ended April 30, 2007 (in thousands)	Media	Periodical Fulfillment	CD and DVD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$-	$233,935	$230,816	$-	$-	$464,751
Manufacturing	-	7,154	-	-	-	7,154
Claiming and information	-	3,500	-	-	-	3,500
Other	-	-	-	-	-	-
Total revenues, net	-	244,589	230,816	-	-	475,405
Cost of goods sold	-	185,036	190,875	-	-	375,911

Gross profit	-	59,553	39,941	-	-	99,494
Distribution, circulation and fulfillment	-	28,788	7,701	-	-	36,489
Selling, general and administrative expenses	-	21,561	21,613	4,183	-	47,357
Depreciation and amortization	-	2,224	4,035	577	-	6,836

Operating income (loss)	$-	$6,980	$6,592	$(4,760)	$-	$8,812

Capital expenditures:	$-	$1,522	$1,683	$822	$-	$4,027

As of January 31, 2008
Total assets	$1,378,489	$433,508	$538,867	$89,208	$(4,067)	$2,436,005
Goodwill, net	$673,654	$194,649	$201,532	$-	$-	$1,069,835
Intangibles, net	$561,808	$37,868	$37,406	$-	$-	$637,082

13. Subsequent Event

In April 2008, as a result of a securities demand on our Bridge Facility by the Lenders (see Item 1, Note 5), the Company intends to undertake an offering of Senior Notes in reliance and in conformance with the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933.These notes will constitute “restricted securities” under Rule 144A of the aforementioned Act.The provisions of Rule 144A permit limited resale of “restricted securities” subject to mandatory holding periods, volume limitations and other restrictions.

The Company intends to offer $465.0 million aggregate principal amount of Senior Notes (the “Notes”) at an estimated cost from related fees of $13.4 million.The interest rate on the Notes will not exceed 11.25% and the maturity shall not be earlier than February 1, 2015. The proceeds from the issuance of the Notes will be used to retire and refinance all indebtedness outstanding under the Bridge Facility, dated August 1, 2007 in Note 5.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Quarterly Report on Form 10-Q including, but not limited to, those contained in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2008 on Form 10-K filed with the SEC on April 15, 2008, as amended on May 30, 2008:

•  changes in the retail market for CDs and DVDs;

•  changes in the retail market for magazines, books and other publications;

•  changes in the market for advertising expenditures;

•  adverse effects to our customer base, upon whom our business depends;

•  disruptions in the operations of our key shipper and/or increased costs for shipping services;

•  the departure from the Company of key personnel;

•  changes in print, ink, paper and fuel costs; and

•  changes in consumer discretionary spending.

The factors listed above should not be construed as exhaustive.We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth below under “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2008 filed with the SEC on April 15, 2008, as amended on May 30, 2008 could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving more than 100,000 retail locations throughout North America. We produce print and digital content for consumers in North America through our enthusiast media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.We also sell and distribute entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. We offer customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store display fixturing.

We directly produce and deliver magazine, Internet and home entertainment content to consumers. With the addition of SIM, we transformed from a leading home entertainment distributor into a significant content owner.This array of products and services, in combination with our value added services and geographic reach, positions us to service the needs of America’s leading retailers and to capitalize on the rapidly changing distribution and fulfillment landscape.

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

Our Divisions

Source Interlink Media.Our SIM division is one of the largest providers of enthusiast print and digital content in North America. SIM sells print advertising space in its publications, sells publications through newsstands and subscriptions, sells online advertising and lead generation services, and sells sponsorships and tickets for events. Its properties consist of 80 publications, 94 websites and over 100 events as of April 30, 2008. Well known print titles include Motor Trend, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Home Theater, Motorcyclist, 4 Wheel & Offroad, and Soap Opera Digest. SIM’s web properties include Automotive.com, Motortrend.com and Equine.com as well as corresponding properties for most of its print publications. SIM’s magazines have a combined circulation of approximately 9.0 million print copies per month, and its websites reach a total of over 19 million unique users who generate over 145 million page views per month. The estimated total reach of our audience is over 75 million consumers each month. Additionally, the reader base of our automotive portfolio is approximately 90% male, and approximately 81% are between 18 and 54 years old.

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

Periodical Fulfillment Services.Our Periodical Fulfillment Services division provides an array of value-added services including category management, product procurement, fulfillment and returns processing services to approximately 18,600 mainstream retail locations and 3,100 specialty retail locations. Its customers include most of the nation’s leading magazine retailers including Barnes & Noble, Borders, Wal-Mart, Target, Kroger, Safeway, Costco, Walgreens and Rite Aid, many of which have been customers for more than 10 years. The division has approximately 30% share of the single-copy magazine distribution market and is the leading distributor in five of the nation’s top ten advertising markets. The division also imports and exports periodicals sold in more than 100 markets worldwide.

This group also designs and implements display fixture programs, manages rebates and other incentive payments and accumulates data from more than 100,000 retail locations. These services are critical to both mainstream and specialty retailers alike as they enable clients to make more informed decisions regarding product placement and marketing strategies.

DVD / CD Fulfillment. Our DVD / CD Fulfillment division is the leading independent distributor of DVDs and CDs in the home entertainment products marketplace, offering the most extensive selection of products in the United States. It provides category management (vendor managed inventory), procurement, fulfillment and e-commerce services to leading DVD and CD retailers and Internet retailers, includingBarnes & Noble, Amazon.com, Meijer, K Mart, Toys “R” Us, Circuit City and Walgreens. The DVD / CD Fulfillment division utilizes its industry leading Stock Keeping Unit (“SKU”) availability of approximately 360,000 CD titles and approximately 100,000 DVD titles, approximately two-thirds of which are physically in stock in our warehouses, as well as video games and other related products to supply a tailored merchandise offering for its customers. Through its Consumer Direct Fulfillment segment, the division also provides fulfillment for the majority of domestic e-commerce sites that sell music or videos.

The Company’s business is affected by economic factors that impact the level of disposable income available to our customers.The current economic downturn has affected the level of consumer spending on discretionary items such as magazines, DVDs and CDs.This reduction in discretionary spending has had a related effect on the amount of advertising spend in our publications.Advertising is a significant source of revenue for the Company and is traditionally negatively affected by economic downturns in any of the Company’s markets.Historically, our cost of sales has been made up of raw material and packing costs with paper being the Company’s most substantial raw material.Operating results could be adversely affected to the extent that current economic conditions bring about significant increases in raw material prices.In addition, related expenses have increased and will continue to do so resulting from the impact of unprecedented rising fuel prices on our freight costs.

Overview

Significant events that occurred during the three months ended April 30, 2008 and 2007 include:

Impairment Charge

As a result of our fiscal year 2009 FAS 142 first quarter impairment analysis, we determined that certain tradenames of our Media reportable segment were impaired and consequently recorded a charge of approximately $74.3 million.This determination was based largely on management’s projections regarding the revenues from and profitability of tradenames acquired on August 1, 2007.The combination of the analysis and other factors discussed below, had an adverse impact on the anticipated future cash flows used in the impairment analysis performed during the first quarter of fiscal year 2009.The net carrying amount of the tradenames was $280.6 million at the end of the first quarter of fiscal year 2009, after the impairment charge was recorded.

As a result of our fiscal year 2009 FAS 142 annual first quarter impairment analysis, we determined that the goodwill of four of our reporting units of our Media reportable segment was impaired and consequently recorded an impairment charge of $196.5 million. However, the results of the Phase I analysis indicated significant clearance on three of the reporting units within our Media reportable segment.This determination was based largely on management’s projections regarding the revenues and profitability of the Media reportable segment as well as the effects of the recent credit market changes, the continued economic downturn and the related effects on customer discretionary spending and print advertising. The charge was measured on the basis of comparison of estimated fair values with corresponding book values and relates primarily to goodwill recorded in connection with our acquisition of EM. These fair values were determined in accordance with Company policy discussed above as well as FAS 142 and other relevant guidance.

Valuation Allowance

At January 31, 2008, we had significant deferred tax assets resulting from tax credit carryforwards, anticipated net operating losses and other deductible temporary differences, which reduce taxable income in future periods. FAS 109 requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses as well as several significant first quarter 2009 developments were considered in determining the need for this valuation allowance, including management’s projections regarding the near-term revenues and profitability of our segments and the continuing economic downturn and its related effects on consumer discretionary spending.Accordingly, management assessed the short-term realizability of the deferred tax assets based upon forecasted taxable income. As a result of the review undertaken at April 30, 2008, the Company concluded that it was appropriate to establish a valuation allowance for its net deferred tax assets.As a result, the valuation allowance for deferred tax assets amounts to $108.7 million at April 30, 2008. In addition, the Company expects to provide a full valuation allowance on future tax benefits until its projections support reversal of some or all of the valuation allowance.

Sale of Wood Manufacturing Division

On April 30, 2007, we sold substantially all of the assets of our Wood Manufacturing Division.This discontinued operation has been excluded from current and prior year results as presented herein.See Note 7 – Discontinued Operation.

Results of operations

Please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and filed with the SEC on April 15, 2008, as amended on May 30, 2008, for more information on the types of revenues and expenses included within the specific line-items in our financial statements.

The Company’s segment reporting is based on the reporting of senior management to the chief operating decision maker. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.Accordingly, beginning in fiscal 2009, management has restructured the presentation of the Company’s segments to better reflect the change in management and financial reporting of the applicable units.The Company’s segments are heretofore presented as follows: Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services.Prior reporting periods have been reclassified to conform to current presentation to make prior period comparisons meaningful.

THREE MONTHS ENDED APRIL 30, 2008 AND 2007

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Three months ended April 30,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$2,060	$-	$2,060	NM
Advertising	61,633	-	61,633	NM
Circulation	37,242	-	37,242	NM
Other	22,380	-	22,380	NM

Total revenues, net	123,315	-	123,315	NM
Cost of goods sold	33,391	-	33,391	NM

Gross profit	89,924	-	89,924	NM
Distribution, circulation and fulfillment	11,303	-	11,303	NM
Selling, general and administrative expenses	53,680	-	53,680	NM
Depreciation and amortization	12,143	-	12,143	NM
Integration, consolidation and relocation expense	2,002	-	2,002	NM
Impairment of goodwill and intangible assets	270,847	-	-	NM

Operating loss	$(260,051)	$-	$(260,051)	NM

NM - percentage change not meaningful

On August 1, 2007 we acquired EM, which created our Media operating segment.All changes in income statement line items result from this acquisition.

Periodical Fulfillment Services

The following table sets forth, for the periods presented, information relating to our Periodical Fulfillment Services segment:

	Three months ended April 30,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$257,151	$233,935	$23,216	9.9%
Manufacturing	8,629	7,154	1,475	20.6%
Rebate/information	3,762	3,500	262	7.5%

Total revenues, net	269,542	244,589	24,953	10.2%
Cost of goods sold	204,339	185,036	19,303	10.4%

Gross profit	65,203	59,553	5,650	9.5%
Distribution, circulation and fulfillment	28,888	28,788	100	0.3%
Selling, general and administrative expenses	23,756	21,561	2,195	10.2%
Depreciation and amortization	2,271	2,224	47	2.1%
Integration and relocation expense	486	-	486	NM

Operating income (loss)	$9,802	$6,980	$2,822	40.4%

Key operating measures:
Gross profit margin	24.2%	24.3%	(0.2%)
Operating income margin	3.6%	2.9%	0.8%
Distribution, circulation andfulfillment as a percent of revenues
	10.7%	11.8%	(1.1%)
Selling, general and administrative expenses
as a percent of revenues	8.8%	8.8%	(0.0%)

NM - percentage change not meaningful

Revenues increased due to the impact of a new exclusive contract with a major bookstore, significant sales to new mainstream retailers and increased export distribution as a result of a new exclusive export contract with a major domestic national distributor.

Distribution, circulation and fulfillment as a percent of revenues decreased partially due to synergies achieved related to our acquisition of Anderson Mid-Atlantic News, LLC and Anderson SCN Services, LLC during fiscal 2007 as well as increased revenue from our export distribution business that does not carry freight costs.

Selling, general and administrative expenses as a percent of revenues remained consistent with the prior year period. Selling, general and administrative expenses increased due in part to additional information technology expense associated with the continued integration of the operating platforms of our prior acquisitions.

In fiscal 2008, we incurred expenses associated with the integration of our Brainerd, MN distribution center into our new McCook, IL distribution center.

CD and DVD Fulfillment

The following table sets forth, for the periods presented, information relating to our CD and DVD Fulfillment segment:

	Three months ended April 30,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$228,584	$230,816	$(2,232)	(1.0%)

Total revenues, net	228,584	230,816	(2,232)	(1.0%)
Cost of goods sold	189,572	190,875	(1,303)	(0.7%)

Gross profit	39,012	39,941	(929)	(2.3%)
Distribution, circulation and fulfillment	14,812	7,701	7,111	92.3%
Selling, general and administrative expenses	15,328	21,613	(6,285)	(29.1%)
Depreciation and amortization	2,946	4,035	(1,089)	(27.0%)
Integration and relocation expense	164	-	164	NM

Operating income	$5,762	$6,592	$(830)	(12.6%)

Key operating measures:
Gross profit margin	17.1%	17.3%	(0.2%)
Operating income margin	2.5%	2.9%	(0.4%)
Distribution, circulation and fulfillment as a percent of revenues	6.5%	3.3%	3.2%
Selling, general and administrative expenses
as a percent of revenues	6.7%	9.4%	(2.7%)

NM - percentage change not meaningful

Revenues remained consistent with the prior year period due in part to the addition of a significant new customer which offset declining sales from existing customers.

Gross profit margin decreased slightly primarily due the addition of a significant new customer that carries lower gross margins.

Distribution, circulation and fulfillment as a percent of revenues increased due in part to increased fuel costs versus the prior year period.

Selling, general and administrative expenses as a percent of revenues remained consistent with the prior year period.

Depreciation and amortization decreased primarily due to decreased intangible assets as a result of the prior year impairment.

Operating income decreased primarily due the factors listed above.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Three months ended April 30,		Change
	2008	2007	Amount	Percent

Selling, general and administrative expenses	$3,868	$4,183	$(315)	(7.5%)
Depreciation and amortization	864	577	287	49.7%
Merger and acquisition costs	55	-	55	NM
Write-off of capitalized acquisition costs	1,900	-	1,900	NM

Operating loss	$(6,687)	$(4,760)	$(1,927)	(40.5%)

Key operating measures:
Selling, general and administrative expenses %
as a percent of total revenues	0.6%	0.9%	(0.3%)

NM - percentage change not meaningful

Selling, general and administrative expenses remained consistent with the same period of the prior year.

During the three months ended April 30, 2008 we wrote off $1.9 million in previously capitalized acquisition related costs.The write-off occurred as a direct result of management’s determination that continued capitalization of these costs was no longer appropriate given the status of the potential acquisition.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.Net interest expense increased to $28.9 million from $3.6 million for the three months ended April 30, 2008 and 2007, respectively.The increase relates to the significant increase in borrowings as a result of our acquisition of EM.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rate for the current quarter was 0.0% versus an effective tax rate of 40.0% in the same period of the prior year. The change in effective tax rates is due to the valuation allowance discussed above.Our effective tax rate differs from that disclosed in our Annual Report on Form 10-K due to the full valuation of current period tax benefits.

Liquidity and Capital Resources

Our primary sources of cash include receipts from our customers and borrowings under our credit facilities.

Our primary cash requirements for the Media group consist of raw materials and salaries.

Our primary cash requirements for the Periodical Fulfillment Services group consist of the cost of home entertainment products, the cost of freight and facility expense associated with our distribution centers and the cost of raw materials, labor, and factory overhead incurred in the production of front-end wire displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program.Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim.We then collect the claims when paid by publishers for our own account.

Our primary cash requirements for the CD and DVD Fulfillment group consist of the cost of home entertainment products and the cost of freight, labor and facility expense associated with our distribution centers.

Our primary cash requirements for the Shared Services group consist of salaries and professional fees not allocated to the operating groups.

There have been no material changes to our contractual obligations since January 31, 2008.

Operating Cash Flow

Net cash used in operating activities was $12.4 million for the three months ended April 30, 2008 compared with cash provided by operating activities of $6.9 million for the three months ended April 30, 2007.

Operating cash flows for the three months ended April 30, 2008 were comprised of:

•	Net loss of $280.8 million,

•	Plus non-cash charges and positive changes in operating assets and liabilities including:

•      Impairment of goodwill and intangibles of $270.8 million,
•      Depreciation and amortization of $22.9 million,
•      Provisions for losses on accounts receivable of $2.0 million and
•      Decreases in accounts receivable of $18.9 million.

•	Cash was used for:

•	Increases in inventories of $11.3 million,
•	Decreases in accounts payable and other liabilities of $35.2 million and
•	Increases in other current and non-current assets of $1.2 million.

The decrease in accounts receivable of $18.9 million relates primarily to a decrease in accounts receivable within our DVD and CD Fulfillment group of $27.1 million related primarily to the timing of payments received from major customers.This increase was partially offset by an increase in accounts receivable within our Periodical Fulfillment Services group of approximately $10.7 million related primarily to the timing of payments received from major customers.

The increase in inventories of $11.3 million relates in part to the conversion of customers to scan-based trading relationships within our Periodical Fulfillment Services group which results in a decrease in accounts receivable and an increase in inventories.

The decrease in accounts payable and other liabilities of $35.2 million relates primarily to a decrease in accounts payable within our DVD and CD Fulfillment group of $54.0 million related primarily to the timing of vendor payments.We currently do not receive as favorable payment terms from DVD vendors as from CD vendors.Therefore, as the mix shifts we experience negative working capital consequences.Also contributing to the decrease in accounts payable and other liabilities were our Media and Shared Services groups; both experienced decreases of $4.9 million and $5.1 million, respectively.These decreases were partially offset by an increase in accounts payable within our Periodical Fulfillment Services group of $29.1 million related primarily to better payment terms received from certain vendors.

Operating cash flows for the three months ended April 30, 2007 were comprised of:

•	Net income of $1.8 million,

•	Plus non-cash charges including:

•	depreciation and amortization of $7.3 million,
•	provisions for losses on accounts receivable of $1.1 million
•	loss on sale of discontinued operation of $0.5 million
•	decreases in accounts receivable of $5.7 million, and
•	increases in accounts payable and other liabilities of $7.0 million.

•	Cash was used for:

•	increases in inventories of $14.3 million, and
•	increases in other current and non-current assets of $3.1 million.

The decrease in accounts receivable of $5.7 million relates primarily to a decrease in accounts receivable within our CD and DVD Fulfillment group of $18.6 million related to the timing of customer payments, offset by an increase within our Periodical Fulfillment Services group of $15.0 million related primarily to the timing of customer payments and decreased expected returns during the second quarter of fiscal 2008 versus the first quarter of fiscal 2008.

The increase in accounts payable and other liabilities of $7.0 million relates primarily to an increase in accounts payable within our Periodical Fulfillment Services group of $14.4 million primarily related to the timing of vendor payments, offset by a decrease in accounts payable and other liabilities within our CD and DVD Fulfillment group of $8.5 million primarily related to the timing of vendor payments.

The increase in inventories of $14.3 million relates primarily to an increase in inventories of $9.1 million related primarily to the timing of shipments and increased consignment inventory as well as an increase within our CD and DVD Fulfillment group of $5.7 million related primarily to the timing of purchases and shipments.

Investing Cash Flow

Net cash used by investing activities was $8.4 million for the three months ended April 30, 2008 compared with cash provided by investing activities of $10.3 million for same period last year.

For the three months ended April 30, 2008, cash used by investing activities consisted primarily of $8.6 million in capital expenditures and payment of potential acquisition costs of $1.9 million, partially offset by $2.1 million in net collection of purchased claims.

For the three months April 30, 2007, cash provided by investing activities consisted primarily of $10.0 million received from the sale of our Wood Manufacturing group and $4.3 million received from net collections of advance pay claims, offset by $4.0 million in capital expenditures.

Financing Cash Flow

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycles of the CD and DVD and magazine fulfillment businesses. Because the magazine distribution business and Advance Pay program cash requirement usually peaks during the middle of the fiscal quarter, the reported bank debt levels usually are the minimum level outstanding during the quarter. Our CD and DVD Fulfillment group has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore requires greater borrowings in the third quarter to finance the buildup of inventory.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 30-60 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over this period as the cash is collected on the related claims.

The front end display fixture manufacturing and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in the second and third quarter. Receivables from these programs are generally collected from all participants within 180 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the fixtures, and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Net cash used in financing activities was $11.6 million for the three months ended April 30, 2008 versus cash used in financing activities of $2.7 million for the same quarter last year.

Financing activities in the three months ended April 30, 2008 consisted primarily of a $5.9 million in payments on notes payable and capital leases and $5.7 million in payments of deferred purchase price liabilities within our Media segment.

Financing activities in the quarter ended April 30, 2007 consisted primarily of repayments under our revolving credit facility of $3.8 million and a decrease in checks issued against future borrowings under the revolving credit facility of $1.4 million, offset by borrowings under notes payable of $2.0 million.

Debt

For a detailed description of the terms of our significant debt instruments, please refer to Note 5 to our Consolidated Financial Statements.

In connection with our acquisition of EM, we issued three new credit facilities on August 1, 2007.These facilities consist of a $300.0 million asset-based revolving facility that was undrawn at April 30, 2008, an $880.0 million term loan facility that amortizes 1.0% per year, and a $465.0 million bridge loan that will convert to long-term financing if it is not refinanced within one year - see Note 13 Subsequent Event relating to a securities demand on the Bridge Facility after the date of these Consolidated Financial Statements.We expect to pay interest on these facilities with cash flow generated from operations.

Off-Balance Sheet Arrangements

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities as defined by Item 303(a) (4) of Regulation S-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt primarily relates to credit facilities with Citicorp North America, Inc.See Note 5 to our Consolidated Financial Statements.

The revolving credit facility with Citicorp North America had no outstanding principal balance at April 30, 2008.There were outstanding balances of $873.4 million and $465.0 million as of April 30, 2008 on our Term Loan B and Bridge Facility, respectively.Interest on the outstanding balances is charged based on a variable interest rate related to LIBOR (2.86% at April 30, 2008) plus a margin of 3.25% on the Term Loan B and 5.75% on the Bridge Facility.

As a result of the above, our primary market risks relate to fluctuations in interest rates.On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge the Company’s exposure to fluctuations in LIBOR.The notional amount of this swap is $210.0 million.A 1.0% increase in the prevailing interest rate on our debt at April 30, 2008 is estimated to cause an increase of $10.0 million in interest expense for the remainder of the year ending January 31, 2009.The swap would provide protection against approximately $1.6 million of the above increase.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to routine legal proceedings arising out of the normal course of business.Although it is not possible to predict with certainty the outcome of these unresolved legal actions of the range of possible loss, we believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

Refer to our Annual Report on Form 10-K filed April 15, 2008 as amended May 30, 2008.

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

SOURCE INTERLINK COMPANIES, INC.

June 6, 2008	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

* Filed Herewith