Form 10-Q
period 2008-07-31
SOURCE INTERLINK COMPANIES INC
filed 2008-09-08
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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
☐ Yes☒ No

As of September 2, 2008, there were 52,320,837 shares of the Company’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	January 31,
	2008	2008
	(unaudited)

Assets
Current assets
Cash	$6,305	$35,650
Trade receivables, net	144,322	183,475
Purchased claims receivable	14,078	14,412
Inventories	284,144	290,507
Deferred tax asset	22,928	23,107
Other	22,382	20,679

Total current assets	494,159	567,830

Property, plants and equipment	167,404	150,612
Less accumulated depreciation and amortization	(55,623)	(42,708)

Net property, plants and equipment	111,781	107,904

Other assets
Goodwill, net	875,170	1,069,835
Intangibles, net	540,135	637,082
Other	60,919	53,354

Total other assets	1,476,224	1,760,271

Total assets	$2,082,164	$2,436,005

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS (CONCLUDED)
(in thousands, except per share amounts)

	July 31,	January 31,
	2008	2008
	(unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (net of allowance for returns of $166,824 and $174,751 at July 31, 2008 and January 31, 2008, respectively)	$329,912	$372,429
Accrued expenses	107,420	123,973
Deferred revenue	80,282	79,918
Current portion of obligations under capital leases	1,359	1,406
Current maturities of debt	14,161	15,369

Total current liabilities	533,134	593,095

Deferred tax liability	8,543	8,944
Obligations under capital leases, less current portion	1,131	1,826
Debt, less current maturities	1,401,972	1,359,210
Other	16,498	32,429

Total liabilities	1,961,278	1,995,504

Minority interest	-	25,978

Commitments and contingencies

Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	-	-
Common stock, $0.01 par (100,000 shares authorized; 52,321 shares issued and outstanding at July 31, 2008 and January 31, 2008)	523	523
Additional paid-in-capital	476,974	476,099

Total contributed capital	477,497	476,622
Accumulated deficit	(362,407)	(65,659)
Accumulated other comprehensive income	5,796	3,560

Total stockholders’ equity	120,886	414,523

Total liabilities and stockholders’ equity	$2,082,164	$2,436,005

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007

Revenues, net:
Distribution	$442,734	$419,778	$930,528	$880,479
Advertising	63,178	-	124,636	-
Circulation	31,228	-	61,389	-
Manufacturing	11,135	6,855	19,764	14,009
Claiming and information	2,937	3,254	6,699	6,280
Other	25,462	4,259	48,019	8,784
Total revenues, net	576,674	434,146	1,191,035	909,552
Cost of goods sold	391,291	340,657	811,513	716,569

Gross profit	185,383	93,489	379,522	192,983
Distribution, circulation and fulfillment	54,878	40,473	109,881	83,031
Selling, general and administrative expenses	92,060	39,285	188,691	80,560
Depreciation and amortization	17,878	6,986	36,102	13,822
Integration, consolidation and relocation expense	1,340	151	4,048	163
Write off of acquisition related assets	4,603	-	6,503	-
Impairment of goodwill and intangible assets	-	-	270,847	-

Operating income (loss)	14,624	6,594	(236,550)	15,407

Other expense:
Interest expense	(28,971)	(2,894)	(57,981)	(6,461)
Interest income	114	238	272	278
Write off of deferred financing fees	(1,048)	-	(1,048)	-
Other (expense) income:	6	128	(405)	199

Total other expense	(29,899)	(2,528)	(59,162)	(5,984)

(Loss) income from continuing operations, before income taxes	(15,275)	4,066	(295,712)	9,423
Income tax expense	-	(1,627)	-	(3,769)
Minority interest in income of subsidiary	(630)	-	(1,036)	-
(Loss) income from continuing operations	(15,905)	2,439	(296,748)	5,654
Loss from discontinued operations, net of taxes	-	(222)	-	(1,608)
Net (loss) income	$(15,905)	$2,217	$(296,748)	$4,046

(Loss) earnings per share – Basic
Continuing operations	$(0.30)	$0.04	$(5.67)	$0.11
Discontinued operations	-	-	-	(0.03)
Total	$(0.30)	$0.04	$(5.67)	$0.08

(Loss) earnings per share – Diluted
Continuing operations	$(0.30)	$0.04	$(5.67)	$0.11
Discontinued operations	-	-	-	(0.03)
Total	$(0.30)	$0.04	$(5.67)	$0.08

Weighted average shares outstanding – Basic	52,321	52,304	52,321	52,216
Weighted average shares outstanding – Diluted	52,321	52,441	52,321	52,538

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders Equity

Balance, January 31, 2008	52,321	$523	$476,099	$(65,659)	$3,560	$414,523

Net loss	-	-	-	(296,748)	-	(296,748)
Foreign currency translation	-	-	-	-	(141)	(141)
Unrealized gain on interest rate swaps	-	-	-	-	2,377	2,377

Comprehensive income	-	-	-	(296,748)	2,236	(294,512)

Stock compensation expense	-	-	130	-	-	130
Excess tax benefit from exercise of
stock options	-	-	745	-	-	745

Balance, July 31, 2008	52,321	$523	$476,974	$(362,407)	$5,796	$120,886

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended July 31,
	2008	2007

Operating Activities
Net (loss) income	$(296,748)	$4,046
Minority interest in income of subsidiary	1,036	-
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,970	14,368
Amortization of deferred financing costs	5,734	306
Provision for losses on accounts receivable	3,381	1,838
Stock compensation expense	130	179
Loss on sale of discontinued operation	-	730
Impairment of goodwill and intangible assets	270,847	-
Other	1,002	685
Changes in assets and liabilities (excluding business acquisitions):
Decrease in accounts receivable	35,772	36,307
Decrease (increase) in inventories	6,311	(6,479)
Decrease in other current and non-current assets	926	7,470
Increase (decrease) in deferred revenue	364	(736)
Decrease in accounts payable and other liabilities	(55,570)	(49,202)
Cash provided by operating activities	12,155	9,512

Investment Activities
Capital expenditures	(18,953)	(9,436)
Purchase of claims	(47,552)	(47,587)
Payments received on purchased claims	47,886	59,531
Proceeds from sale of Wood Manufacturing division, net of cash transferred	-	9,828
Acquisition of the remainder of Automotive.com, Inc.	(42,000)	-
Other	(1,947)	(2,499)
Cash (used in) provided by investing activities	(62,566)	9,837

Financing Activities
Decrease in checks issued against revolving credit facility	-	(1,383)
Borrowings (repayments) under credit facilities	49,600	(9,079)
Payment of deferred purchase price liabilities	(7,319)	-
Deferred financing costs	(12,430)	-
Net (payments) borrowings on notes payable and capital leases	(9,530)	498
Proceeds from the issuance of common stock	-	716
Excess tax benefit from exercise of stock options	745	389
Cash provided by (used in) financing activities	21,066	(8,859)

(Decrease) increase in cash	(29,345)	10,490
Cash, beginning of period	35,650	-
Cash, end of period	$6,305	$10,490

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

1.Nature of Business and Basis of Presentation

Source Interlink Companies, Inc (“the Company”) is a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving over 100,000 retail locations throughout North America. The Company produces print and digital content for consumers in North America through its media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.The Company also sells and distributes entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. It offers customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store display fixturing.

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”).In the opinion of the Company’s management, these unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended July 31, 2008 and 2007 and our financial position as of July 31, 2008.All significant intercompany accounts and transactions have been eliminated from these statements.The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Because of this and the seasonality of the Company’s business, the results of operations for such interim periods will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2008, as filed with the SEC on April 15, 2008, as amended May 30, 2008.

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Derivative Financial Instruments

As part of our risk management strategy, we enter into derivative transactions to mitigate loss exposures.Our derivative instruments are currently limited to an interest rate swap which is not exchange-traded and is an over-the-counter customized transaction.Our derivative exposure is with a counterparty that has a long-term credit rating of A-1.

Derivatives that are designated as hedges are documented and evaluated for effectiveness in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The effective portion of changes in the fair value of cash flow hedges is deferred in accumulated other comprehensive income.In the event hedge accounting no longer applies, the Company recognizes all changes in fair value of derivative instruments in the other income (expense) section of its Consolidated Statement of Operations.The Company ceases hedge accounting treatment if its evaluation of effectiveness no longer justifies deferral of changes in fair value in accumulated other comprehensive income.At that time, a reclassification from accumulated other comprehensive income to earnings would occur.

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

As a result of our fiscal year 2009 FAS 142 first quarter impairment analysis, we determined that certain tradenames of our Media reportable segment were impaired and consequently recorded a charge of approximately $74.3 million during the first quarter. This determination was based largely on management’s projections regarding the revenues from and profitability of tradenames acquired on August 1, 2007.The combination of the analysis and other factors discussed below, had an adverse impact on the anticipated future cash flows used in the impairment analysis performed during the first quarter of fiscal year 2009.The net carrying amount of the tradenames was $280.6 million at the end of the first quarter of fiscal year 2009, after the impairment charge was recorded.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

As a result of our fiscal year 2009 FAS 142 annual first quarter impairment analysis, we determined that the goodwill of our Media reportable segment was impaired and consequently recorded an impairment charge of $196.5 million. This determination was based largely on management’s projections regarding the revenues and profitability of the Media reportable segment as well as the effects of the recent credit market changes, the continued economic downturn and the related effects on customer discretionary spending and print advertising. The charge was measured on the basis of comparison of estimated fair values with corresponding book values and relates primarily to goodwill recorded in connection with our acquisition of SIM. These fair values were determined in accordance with Company policy discussed above as well as FAS 142 and other relevant guidance.

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

Income Taxes

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments which we considered in determining the need to record a full valuation allowance in the current quarter, including the continuing economic downturn and our projections regarding the near-term revenues and profitability of our segments. As a result of our assessment, we recorded a valuation allowance on deferred tax assets of approximately $108.7 million during the first quarter and increased that allowance to $115.1 million in the second quarter of fiscal 2009.

Recently Issued Accounting Pronouncements

FAS No. 162
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing US GAAP financial statements.Prior to issuance of FAS 162, the GAAP hierarchy was defined in the AICPA’s SAS 69, The Meaning of Present Fairly in Conformity with GAAP.The main change is that FAS 162 is directed to the entity, whereas SAS 69 was directed to the auditor.FAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.We do not expect the adoption of FAS 162 to impact our future operations or financial position.

FSP No. 142-3
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FAS 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142.FSP 142-3 must be adopted prospectively for intangible assets acquired on or after January 1, 2009; intangible assets acquired prior to this date are not affected by this FSP.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

FAS No. 161
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”) – an amendment of FAS 133.FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its interpretations and how they affect an entity’s financial position, financial performance and cash flows.FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since FAS 161 impacts disclosures and not the accounting treatment for derivative instruments and hedged items, adoption will not impact our results of operations or financial condition.

FAS No. 157
On February 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).In conjunction with the guidance in FAS 133, the Company records its derivative instruments on its Consolidated Balance Sheets.As of April 30, 2008, its derivative instruments were valued at $2.4 million and are recorded in other assets.This value is based upon significant observable Level II inputs in the form of publicly available interest rate information.

2. Business Combinations

On July 18, 2008, the Company purchased the remaining 19.9% of Automotive.com, Inc. for $42.0 million in cash.The Company expects to realize numerous benefits as a result of attaining total management control of the Autodigital business, including operating synergies, cross-selling opportunities, improved customer management and cost savings through rationalization and integration strategies.This acquisition resulted in the retirement of $41.3 million, including minority interests, of obligations to the prior minority interest holders and a $0.7 million increase in amortizable intangible assets.The purchase price was funded by additional borrowings under the Company’s Revolving Credit Facility.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

3. Trade Receivables

Trade receivables consist of the following:

	July 31,	January 31,
(in thousands)	2008	2008
	(unaudited)

Trade receivables	$339,030	$411,968
Less allowances for:
Sales returns and other	170,535	202,569
Doubtful accounts	24,173	25,924

Total allowances	194,708	228,493

Trade receivables, net	$144,322	$183,475

4. Inventories

Inventories consist of the following:

	July 31,	January 31,
(in thousands)	2008	2008
	(unaudited)

Raw materials	$11,966	$8,854
Work-in-process	2,274	1,322
Finished goods:
Pre-recorded music and video	142,670	149,765
Magazines and books	126,547	127,067
Display fixtures	687	3,499

Inventories	$284,144	$290,507

In the event pre-recorded music and video or magazines and books are not sold, the vast majority are returnable for credit from our vendors.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Goodwill and intangibles

The Company’s intangibles consist of the following:

	July 31,	January 31,
(in thousands)	2008	2008
	(unaudited)
Amortized intangible assets
Customer lists and relationships	$285,921	$285,345
Trade names	2,000	2,400
Content	20,380	20,382
Non-compete agreements	4,577	4,350
Software	16,340	16,340
Total intangibles	329,218	328,817
Accumulated amortization
Customer lists and relationships	(52,654)	(31,986)
Trade names	(717)	(250)
Content	(2,038)	(1,019)
Non-compete agreements	(3,059)	(2,518)
Software	(9,776)	(8,317)
Total accumulated amortization	(68,244)	(44,090)
Net amortized intangible assets	260,974	284,727
Indefinite lived trade names	279,161	352,355
Intangibles, net	$540,135	$637,082

As discussed above, our fiscal year 2009 FAS 142 annual first quarter impairment analysis determined that certain of our tradenames were impaired and consequently we recorded a charge of approximately $74.3 million during the first quarter. See Note 1 – Nature of Business and Basis of Presentation.

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

Amortization of intangible assets was $10.7 million and $3.4 million for the three months ended July 31, 2008 and 2007, respectively. Amortization of intangible assets was $23.3 million and $6.8 million for the six months ended July 31, 2008 and 2007, respectively.

Changes in the carrying amount of goodwill for the six months ended July 31, 2008 are as follows:

(in thousands)	Media	Periodical Fulfillment Services	DVD and CD Fulfillment	Consolidated
Balance, January 31, 2008	$673,654	$194,649	$201,532	$1,069,835
Additions	1,937	—	—	1,937
Foreign currency translation adjustments	—	(55)	—	(55)
Impairment	(196,547)	—	—	(196,547)
Balance, July 31, 2008	$479,044	$194,594	$201,532	$875,170

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

6. Debt and Revolving Credit Facility

Debt consists of:

	July 31,	January 31,
(in thousands)	2008	2008
	(unaudited)

Revolving credit facility – Citicorp North America	$49,600	$-
Term Loan B – Citicorp North America	871,200	875,600
Bridge Facility – Citicorp North America	-	465,000
11.25% Senior Unsecured Notes due 2015	465,000	-
Note payable – Magazine import and export	-	708
Note payable – Arrangements with suppliers	7,568	8,461
Mortgage loan – Wachovia Bank	18,250	18,750
Equipment loans	4,515	6,060

Total debt	1,416,133	1,374,579
Less current maturities	14,161	15,369

Debt, less current maturities	$1,401,972	$1,359,210

Citicorp North America Credit Facilities

Revolving Credit Facility

On August 1, 2007, the Company entered into a $300.0 million asset-based revolving credit facility as a result of its acquisition of SIM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) will make revolving loans to the Company and its subsidiaries of up to $300.0 million including the issuance of letters of credit. The terms and conditions of the arrangement are governed primarily by the Revolving Credit Agreement dated August 1, 2007 by and among the Company, its subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and Wachovia Bank, National Association and Wells Fargo Foothill, LLC as Co-Documentation Agents.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 0.50%. At July 31, 2008, the prime rate was 5.00%. The Company also has the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 1.50%. The Company had no LIBOR contracts outstanding at July 31, 2008. To secure repayment of the borrowings and other obligations of ours to the Lenders, the Company and its subsidiaries granted a security interest in substantially all of our assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2013. As of July 31, 2008 and January 31, 2008, the Company had borrowings of $49.6 million and $0, respectively, under this facility.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock.The Company is and has been in compliance with this provision over the life of the facility.

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $189.5 million at July 31, 2008.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Term Loan B

On August 1, 2007, the Company entered into an $880.0 million Term Loan B as a result of its acquisition of SIM. Citicorp North America, Inc., as administrative agent for each of the parties that may become a participant in such arrangement and their successors (“Lenders”) made loans to the Company and its subsidiaries of $880.0 million. The terms and conditions of the arrangement are governed primarily by the Term Loan Agreement dated August 1, 2007 by and among the Company, its subsidiaries, and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Runners, Citicorp North America, Inc. as Administrative Agent and Collateral Agent and J.P. Morgan Chase Bank, N.A. as Syndication Agent.

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 2.25%. At July 31, 2008, the prime rate was 5.00%. The Company also has the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 3.25%. The Company had one LIBOR contract outstanding at July 31, 2008 in the amount of $871.2 million, maturing in August 2008 and bearing interest at a rate of 5.713%.The Term Loan B requires the Company to make principal payments of $2.2 million on the last day of each fiscal quarter.The Company made principal payments totaling $4.4 million during the six months ended July 31, 2008.To secure repayment of the borrowings and other obligations of ours to the Lenders, the Company and its subsidiaries granted a security interest in substantially all of our assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2014.At that time, a final principal payment of $820.6 million is due.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio. The Company was in compliance with this requirement at July 31, 2008.

Refinancing of Bridge Facility

In June, 2008, the Company consummated the refinancing and permanent retirement of all of its indebtedness under the certain Senior Subordinated Bridge Loan Agreement (the “Bridge Facility”), dated as of August 1, 2007.This refinancing and permanent retirement was effected through the exchange of the Company’s 11.25% Senior Unsecured Notes due 2015 (the “Senior Notes”) for the termination of the Company’s indebtedness under the Bridge Facility.The Senior Notes were issued to the former Bridge Facility lenders and were offered in conformance with the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933.These notes constitute “restricted securities” under Rule 144A of the aforementioned Act.Furthermore, in connection therewith, the Company entered into a Registration Rights Agreement, dated as of June 26, 2008 by and between the Company, certain subsidiaries of the Company as guarantors and the Senior Note holders, Citigroup Global Markets Inc., JPMorgan Securities Inc., Citigroup North America Inc. and JPMorgan Chase Bank N.A.The Senior Notes were issued under an Indenture, dated as of June 23, 2008, by and between the Company, certain of the Company’s subsidiaries and HSBC Bank USA, National Association, as Trustee.

As part of the aforementioned refinancing, the Company paid a conversion fee of $11.6 million and other deferred financing fees of approximately $0.8 million, which will be amortized over the term of the Senior Notes.As a result of the refinancing, the Company wrote off the remaining $1.0 million of deferred financing fees related to the Bridge Facility.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The aggregate amount of debt maturing in each of the next five fiscal years is as follows:

(in thousands)	Amount
Fiscal Year:
Remainder of 2009	$7,322
2010	12,944
2011	11,402
2012	11,315
2013	60,538
Thereafter	1,312,612

Total	$1,416,133

At July 31, 2008 and January 31, 2008, unamortized deferred financing fees were approximately $34.6 million and $29.0 million, respectively.

7. Earnings per Share

A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007

Weighted average common shares outstanding – basic	52,321	52,304	52,321	52,216
Dilutive effect of stock options and warrants outstanding	-	137	-	322

Weighted average common shares outstanding – diluted	52,321	52,441	52,321	52,538

The following were not included in weighted average common shares outstanding because they are antidilutive:

Unvested restricted stock units	234	-	239	-
Stock options	2,544	1,823	2,561	1,747
Warrants	101	101	101	104

Total	2,879	1,924	2,901	1,851

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

8. Discontinued Operation
On April 30, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division.The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which the Company’s former Chairman of the Board and Chief Executive Officer, has an interest.The Wood Manufacturing division was formerly reported as part of our Periodical Fulfillment Services segment.The book value of the net assets sold on the closing date was $11.6 million.The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million in cash, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%.The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower.Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note.This discount was approximately $1.0 million.Based upon the final determination of working capital, the Company refunded to the buyer $1.9 million in cash during the third quarter of fiscal 2008.For the three and six months ended July 31, 2007, the summary results for the Wood Manufacturing division are as follows:

(in thousands)	Three months ended July 31, 2007	Six months ended July 31, 2007

Revenues	$-	$2,551

Loss from discontinued operation, before income taxes	$-	$(1,463)
Income tax benefit	-	585

Loss from discontinued operation	-	(878)

Loss on sale of discontinued operation, before income taxes	(370)	(847)
Income tax benefit	148	339

Loss on sale of discontinued operation	(222)	(730)

Discontinued operation, net	$(222)	$(1,608)

9. Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid (received) is as follows:

	Six months ended July 31,
(in thousands)	2008	2007

Interest	$53,206	$6,115
Income taxes (net of receipts of $276 in 2008)	$338	$(9,839)

As discussed in Note 8, the Company disposed of its Wood Manufacturing division on April 30, 2007 for the total consideration of $13.5 million, including $3.5 million in the form of a note receivable, of which the Company refunded $1.9 million to the buyer during the third quarter of fiscal 2008, based on a working capital adjustment.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

10. Stock-Based Compensation

On February 1, 2008, the Company authorized the issuance of 243,472 restricted stock units (“the units”) to its Board of Directors as compensation for services rendered (or 30,434 units per Director).The units vest in one-third increments, annually beginning one year from the grant date.

11. Derivative Financial Instruments and Hedging Activities

The aggregate fair value of derivative instruments in asset positions on July 31, 2008, is $2.4 million, and represents the maximum loss that would be recognized at the reporting date if the counterparty failed to perform as contracted.

We have applied hedge accounting to the interest rate swap and designated it as a cash flow hedge in accordance with the provisions of FAS 133.The Company uses this derivative to reduce the risk of changes in cash interest payments related to its long-term debt.The notional balance for this interest rate swap is $210.0 million at July 31, 2008.The agreement was perfectly effective throughout the six months ended July 31, 2008 and is expected to be effective throughout its life.

12. Segment Financial Reporting

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

The Company conducts business through four reportable segments; Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services. The accounting policies of the segments are materially the same as those described in the Summary of Accounting Policies found in our Annual Report on Form 10-K for the year ended January 31, 2008 filed with the SEC on April 15, 2008, as amended on May 30, 2008.

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The segment results are as follows:

Three months ended July 31, 2008 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,266	$232,672	$207,796	$-	$-	$442,734
Advertising	63,178	-	-	-	-	63,178
Circulation	38,589	-	-	-	(7,361)	31,228
Manufacturing	-	11,135	-	-	-	11,135
Claiming and information	-	2,937	-	-	-	2,937
Other	20,506	4,956	-	-	-	25,462
Total revenues, net	124,539	251,700	207,796	-	(7,361)	576,674
Cost of goods sold	34,260	192,680	171,712	-	(7,361)	391,291

Gross profit	90,279	59,020	36,084	-	-	185,383
Distribution, circulation and fulfillment	12,048	27,864	14,966	-	-	54,878
Selling, general and administrative expenses	51,158	22,291	14,594	4,017	-	92,060
Depreciation and amortization	12,064	2,087	2,869	858	-	17,878
Integration, consolidation and relocation expenses	15	1	1,230	94	-	1,340
Write off of acquisition related assets	-	4,603	-	-	-	4,603

Operating income (loss)	$14,994	$2,174	$2,425	$(4,969)	$-	$14,624

As of July 31, 2008
Total assets	$1,074,219	$314,974	$469,405	$1,450,496	$(1,226,930)	$2,082,164
Goodwill, net	$479,044	$194,594	$201,532	$-	$-	$875,170
Intangibles, net	$470,533	$34,438	$35,164	$-	$-	$540,135

Three months ended July 31, 2007 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$-	$224,579	$195,199	$-	$-	$419,778
Manufacturing	-	6,855	-	-	-	6,855
Claiming and information	-	3,254	-	-	-	3,254
Other	-	4,259	-	-	-	4,259
Total revenues, net	-	238,947	195,199	-	-	434,146
Cost of goods sold	-	182,011	158,646	-	-	340,657

Gross profit	-	56,936	36,553	-	-	93,489
Distribution, circulation and fulfillment	-	27,225	13,248	-	-	40,473
Selling, general and administrative expenses	-	20,423	15,263	3,599	-	39,285
Depreciation and amortization	-	2,258	4,182	546	-	6,986
Integration, consolidation and relocation expenses	-	151	-	-	-	151

Operating income (loss)	$-	$6,879	$3,860	$(4,145)	$-	$6,594

As of January 31, 2008
Total assets	$1,378,489	$433,508	$538,867	$89,208	$(4,067)	$2,436,005
Goodwill, net	$673,654	$194,649	$201,532	$-	$-	$1,069,835
Intangibles, net	$561,808	$37,868	$37,406	$-	$-	$637,082

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
(unaudited)

Six months ended July 31, 2008 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$4,326	$489,823	$436,379	$-	$-	$930,528
Advertising	124,636	-	-	-	-	124,636
Circulation	75,830	-	-	-	(14,441)	61,389
Manufacturing	-	19,764	-	-	-	19,764
Claiming and information	-	6,699	-	-	-	6,699
Other	43,063	4,956	-	-	-	48,019
Total revenues, net	247,855	521,242	436,379	-	(14,441)	1,191,035
Cost of goods sold	67,651	397,019	361,284	-	(14,441)	811,513

Gross profit	180,204	124,223	75,095	-	-	379,522
Distribution, circulation and fulfillment	23,352	56,751	29,778	-	-	109,881
Selling, general and administrative expenses	104,838	46,047	29,922	7,884	-	188,691
Depreciation and amortization	24,207	4,358	5,815	1,722	-	36,102
Integration, consolidation and relocation expenses	2,017	489	1,393	149		4,048
Impairment of goodwill and intangible assets	270,847	-	-	-	-	270,847
Write off of acquisition related assets	-	4,603	-	1,900	-	6,503

Operating (loss) income	$(245,057)	$11,975	$8,187	$(11,655)	$-	$(236,550)

Capital expenditures:	$4,460	$4,864	$5,916	$3,713	$-	$18,953

Six months ended July 31, 2007 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$-	$454,463	$426,016	$-	$-	$880,479
Manufacturing	-	14,009	-	-	-	14,009
Claiming and information	-	6,280	-	-	-	6,280
Other	-	8,784	-	-	-	8,784
Total revenues, net	-	483,536	426,016	-	-	909,552
Cost of goods sold	-	367,047	349,522	-	-	716,569

Gross profit	-	116,489	76,494	-	-	192,983
Distribution, circulation and fulfillment	-	56,013	27,018	-	-	83,031
Selling, general and administrative expenses	-	41,970	30,808	7,782	-	80,560
Depreciation and amortization	-	4,483	8,216	1,123	-	13,822
Integration, consolidation and relocation expenses	-	163	-		-	163

Operating income (loss)	$-	$13,860	$10,452	$(8,905)	$-	$15,407

Capital expenditures:	$-	$4,038	$2,966	$2,432	$-	$9,436

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information contained in this Quarterly Report on Form 10-Q including, but not limited to, those contained in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, cash flow, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements are only predictions and you should not unduly rely on them. Our actual results will differ, perhaps materially, from those anticipated in these forward-looking statements as a result of a number of factors, including the risks and uncertainties faced by us described below and those set forth below under “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2008 on Form 10-K filed with the SEC on April 15, 2008, as amended on May 30, 2008:

·               changes in the retail market for CDs and DVDs;

·               changes in the retail market for magazines, books and other publications;

·               changes in the market for advertising expenditures;

·               adverse effects to our customer base, upon whom our business depends;

·               disruptions in the operations of our key shipper and/or increased costs for shipping services;

·               the departure from the Company of key personnel;

·               changes in print, ink, paper and fuel costs; and

·               changes in consumer discretionary spending.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving over 100,000 retail locations throughout North America. We produce print and digital content for consumers in North America through our enthusiast media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.We also sell and distribute entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. We offer customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store fixturing.We believe no other competitor can provide this scope of content and services across this range of home entertainment products.

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

Our Divisions

Source Interlink Media
Our SIM division is one of the largest providers of enthusiast print and digital content in North America. SIM sells print advertising space in its publications, sells publications through newsstands and subscriptions, sells online advertising and lead generation services, and sells sponsorships and tickets for events. Its properties consist of 80 publications, 94 websites and over 100 events as of July 31, 2008. Well known print titles include Motor Trend, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Home Theater, Motorcyclist, 4 Wheel & Offroad, and Soap Opera Digest. SIM’s web properties include Automotive.com, Motortrend.com and Equine.com as well as corresponding properties for most of its print publications. SIM’s magazines have a combined circulation of approximately 9.0 million print copies per month, and its websites reach a total of over 19 million unique users who generate over 145 million page views per month. The estimated total reach of our audience is over 75 million consumers each month. Additionally, the reader base of our automotive portfolio is approximately 90% male, and approximately 81% are between 18 and 54 years old.

SIM is a leading provider of content to enthusiast communities interested in automotive, action sports, marine, equine and home technology. SIM has the largest portfolio of magazines in the automotive category, including six of the top ten titles by paid circulation. These print publications are supplemented by branded websites, consumer events, and licensed products. Automotive.com has proven expertise in car sales lead generation, search engine marketing and search engine optimization. This expertise coupled with a technology platform that is increasing traffic can be monetized through advertising and lead generation. As automakers divert marketing dollars to the Internet and as auto dealers seek increased car sale leads, the combination of Automotive.com and our portfolio of branded Internet sites provides a platform for strong growth in online advertising and lead generation revenues.

SIM’s strategy of differentiated, specialized and authoritative content has effectively positioned it to take advantage of the industry shift towards more targeted advertising. SIM is an important source of information for readers on their avocations. Given its niche content, SIM is less exposed to the pressures faced by sports, news and other general interest magazines. SIM’s readers tend to spend a significant amount of time and money on their avocations, therefore these titles are less reliant on rate base guarantees than general interest publications. Only six of SIM’s 80 titles have rate base guarantees. SIM’s 15,000+ endemic advertisers rely on its titles as virtual storefronts to directly connect with buyers and generate sales. Endemic sources comprise approximately 85% of SIM’s print advertising revenue and provide a highly desirable and, historically, a relatively less volatile revenue stream that differentiates it from other content providers.

Periodical Fulfillment Services
Our Periodical Fulfillment Services division provides an array of value-added services including category management, product procurement, fulfillment and returns processing services to approximately 18,600 mainstream retail locations and 3,100 specialty retail locations. Its customers include most of the nation’s leading magazine retailers including Barnes & Noble, Borders, Wal-Mart, Target, Kroger, Safeway, Costco, Walgreens and Rite Aid, many of which have been customers for more than 10 years. The division has approximately 30% share of the single-copy magazine distribution market and is the leading distributor in five of the nation’s top ten advertising markets. The division also imports and exports periodicals sold in more than 100 markets worldwide and designs, manufactures and implements display fixture programs, manages rebates and other incentive payments and accumulates data from more than 100,000 retail locations. These services are critical to both mainstream and specialty retailers alike as they enable clients to make more informed decisions regarding product placement and marketing strategies.

DVD / CD Fulfillment
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

Operating Environment
The Company’s business is affected by economic factors that impact the level of disposable income available to our customers.The continuing economic downturn has affected the level of consumer spending on discretionary items such as magazines, DVDs and CDs.This reduction in discretionary spending has had a related effect on the amount of advertising spend in our publications.Advertising is a significant source of revenue for the Company and is traditionally negatively affected by economic downturns in any of the Company’s markets.Historically, our cost of sales has been made up of raw material and packing costs with paper being the Company’s most substantial raw material.Operating results could be adversely affected to the extent that current economic conditions bring about significant increases in raw material prices.In addition, related expenses have increased and will continue to do so resulting from the impact of unprecedented rising fuel prices on our freight costs.

Overview

Significant events that occurred during the six months ended July 31, 2008 and 2007 include:

Refinancing of Bridge Facility and Issuance of Senior Notes

On June 26, 2008, the Company consummated the refinancing and permanent retirement of all of its indebtedness under the certain Senior Subordinated Bridge Loan Agreement (the “Bridge Facility”), dated as of August 1, 2007.This refinancing and permanent retirement was effected through the exchange of the Company’s 11.25% Senior Unsecured Notes due 2015 (the “Senior Notes”) for the termination of the Company’s indebtedness under the Bridge Facility.The Senior Notes were issued to the former Bridge Facility lenders and were offered in conformance with the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933.These notes constitute “restricted securities” under Rule 144A of the aforementioned Act.Furthermore, in connection therewith, the Company entered into a Registration Rights Agreement, dated as of June 26, 2008 by and between the Company, certain subsidiaries of the Company as guarantors and the Senior Note holders, Citigroup Global Markets Inc., JPMorgan Securities Inc., Citigroup North America Inc. and JPMorgan Chase Bank N.A.The Senior Notes were issued under an Indenture, dated as of June 23, 2008, by and between the Company, certain of the Company’s subsidiaries and HSBC Bank USA, National Association, as Trustee.

As part of the aforementioned refinancing, the Company paid a conversion fee of $11.6 million and other deferred financing fees of approximately $0.8 million, which will be amortized over the term of the Senior Notes.As a result of the refinancing, the Company wrote off the remaining $1.0 million of deferred financing fees related to the Bridge Facility.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Business Combinations

On July 18, 2008, the Company purchased the remaining 19.9% of Automotive.com, Inc. for $42.0 million in cash.The Company expects to realize numerous benefits as a result of attaining total management control of the Autodigital business, including operating synergies, cross-selling opportunities, improved customer management and cost savings through rationalization and integration strategies.This acquisition resulted in the retirement of $40.7 million, including minority interests, of obligations to the prior minority interest holders and a $0.7 million increase in amortizable intangible assets.The purchase price was funded by additional borrowings under the Company’s Revolving Credit Facility.

Impairment Charge

As a result of our fiscal year 2009 FAS 142 first quarter impairment analysis, we determined that certain tradenames of our Media reportable segment were impaired and consequently recorded a charge of approximately $74.3 million during the first quarter. This determination was based largely on management’s projections regarding the revenues from and profitability of tradenames acquired on August 1, 2007. The combination of the analysis and other factors discussed below, had an adverse impact on the anticipated future cash flows used in the impairment analysis performed during the first quarter of fiscal year 2009.The net carrying amount of the tradenames was $280.6 million at the end of the first quarter of fiscal year 2009, after the impairment charge was recorded.

As a result of our fiscal year 2009 FAS 142 annual first quarter impairment analysis, we determined that the goodwill of four of our reporting units of our Media reportable segment was impaired and consequently recorded an impairment charge of $196.5 million during the first quarter. However, the results of the Phase I analysis indicated significant clearance on three of the reporting units within our Media reportable segment.This determination was based largely on management’s projections regarding the revenues and profitability of the Media reportable segment as well as the effects of the recent credit market changes, the continued economic downturn and the related effects on customer discretionary spending and print advertising. The charge was measured on the basis of comparison of estimated fair values with corresponding book values and relates primarily to goodwill recorded in connection with our acquisition of EM. These fair values were determined in accordance with Company policy discussed above as well as FAS 142 and other relevant guidance.

Valuation Allowance

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments which we considered in determining the need to record a full valuation allowance in the current quarter, including the continuing economic downturn and our projections regarding the near-term revenues and profitability of our segments. As a result of our assessment, we recorded a valuation allowance on deferred tax assets of approximately $108.7 million during the first quarter and increased that allowance to $115.1 million in the second quarter of fiscal 2009.

Sale of Wood Manufacturing Division

On April 30, 2007, we sold substantially all of the assets of our Wood Manufacturing Division.This discontinued operation has been excluded from current and prior year results as presented herein.See Note 8 – Discontinued Operation.

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

THREE MONTHS ENDED JULY 31, 2008 AND 2007

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Three months ended July 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$2,266	$-	$2,266	NM
Advertising	63,178	-	63,178	NM
Circulation	38,589	-	38,589	NM
Other	20,506	-	20,506	NM

Total revenues, net	124,539	-	124,539	NM
Cost of goods sold	34,260	-	34,260	NM

Gross profit	90,279	-	90,279	NM
Distribution, circulation and fulfillment	12,048	-	12,048	NM
Selling, general and administrative expenses	51,158	-	51,158	NM
Depreciation and amortization	12,064	-	12,064	NM
Integration, consolidation and relocation expenses	15	-	15	NM

Operating income	$14,994	$-	$14,994	NM

On August 1, 2007, we acquired SIM, which created our Media operating segment.All changes in income statement line items result from this acquisition.

Periodical Fulfillment Services

The following table sets forth, for the periods presented, information relating to our Periodical Fulfillment Services segment:

	Three months ended July 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$232,672	$224,579	$8,093	3.6%
Manufacturing	11,135	6,855	4,280	62.4%
Claiming and information	2,937	3,254	(317)	(9.7%)
Other	4,956	4,259	697	16.4%

Total revenues, net	251,700	238,947	12,753	5.3%
Cost of goods sold	192,680	182,011	10,669	5.9%

Gross profit	59,020	56,936	2,084	3.7%
Distribution, circulation and fulfillment	27,864	27,225	639	2.3%
Selling, general and administrative expenses	22,291	20,423	1,868	9.1%
Depreciation and amortization	2,087	2,258	(171)	(7.6%)
Write off of acquisition related assets	4,603	-	4,603	NM
Integration and relocation expense	1	151	(150)	NM

Operating income	$2,174	$6,879	$(4,705)	(68.4%)

Key operating measures:
Gross profit margin	23.4%	23.8%	(0.4%)
Operating income margin	0.9%	2.9%	(2.0%)
Distribution, circulation andfulfillment as a percent of revenues
	11.1%	11.4%	(0.3%)
Selling, general and administrative expenses
as a percent of revenues	8.9%	8.5%	0.4%

NM - percentage change not meaningful

Revenues have increased due to the impact of a new exclusive contract with a major bookstore, new business to traditional retailers and higher volume in the manufacturing lines.This has been offset by some customer attrition in the claiming business.

Gross margin is slightly lower than the prior year period due to a higher concentration of sales from low margin titles.

Distribution, circulation and fulfillment as a percent of revenues decreased as a result of our distribution center consolidation project as well as increased revenue from our export distribution business that does not carry freight costs.

Selling, general and administrative expenses have increased over the same period last year due in part to additional Information Technology expense associated with our continued integration of the operating platforms of our prior acquisitions.

Operating margin is significantly lower than last year due to the one-off noncash purchase price adjustment to correctly state the opening balance sheet of the 2007 Anderson acquisition.

DVD and CD Fulfillment

The following table sets forth, for the periods presented, information relating to our DVD and CD Fulfillment segment:

	Three months ended July 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$207,796	$195,199	$12,597	6.5%

Total revenues, net	207,796	195,199	12,597	6.5%
Cost of goods sold	171,712	158,646	13,066	8.2%

Gross profit	36,084	36,553	(469)	(1.3%)
Distribution, circulation and fulfillment	14,966	13,248	1,718	13.0%
Selling, general and administrative expenses	14,594	15,263	(669)	(4.4%)
Depreciation and amortization	2,869	4,182	(1,313)	(31.4%)
Integration and relocation expense	1,230	-	1,230	NM

Operating income	$2,425	$3,860	$(1,435)	(37.2%)

Key operating measures:
Gross profit margin	17.4%	18.7%	(1.3%)
Operating income margin	1.2%	2.0%	(0.8%)
Distribution, circulation and fulfillment as a percent of revenues	7.2%	6.8%	0.4%
Selling, general and administrative expenses
as a percent of revenues	7.0%	7.8%	(0.8%)

NM - percentage change not meaningful

Revenues increased compared to the prior year period due in part to the addition of a significant new customer which offset declining sales from existing customers.

Gross profit margin decreased slightly as the significant new customer carries lower gross margins.

Distribution, circulation and fulfillment as a percent of revenues increased due to increased fuel surcharges in the current year period compared to the prior year period.

Selling, general and administrative expenses in total and as a percent of revenues deceased primarily due to reduced headcount and successful implementation of cost reductions.

Depreciation and amortization decreased primarily due to decreased intangible assets as a result of the fourth quarter prior year impairment.

Operating income decreased primarily due the combined effects of the factors listed above.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Three months ended July 31,		Change
	2008	2007	Amount	Percent

Selling, general and administrative expenses	$4,017	$3,599	$418	11.6%
Depreciation and amortization	858	546	312	57.1%
Integration, consolidation and relocation expenses	94	-	94	NM

Operating loss	$(4,969)	$(4,145)	$(824)	(19.9%)

Key operating measures:
Selling, general and administrative expenses
as a percent of total company revenues	0.7%	0.8%	(0.1%)

NM - percentage change not meaningful

Selling, general and administrative expenses remained consistent with the same period of the prior year.

SIX MONTHS ENDED JULY 31, 2008 AND 2007

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Six months ended July 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$4,326	$-	$4,326	NM
Advertising	124,636	-	124,636	NM
Circulation	75,830	-	75,830	NM
Other	43,063	-	43,063	NM

Total revenues, net	247,855	-	247,855	NM
Cost of goods sold	67,651	-	67,651	NM

Gross profit	180,204	-	180,204	NM
Distribution, circulation and fulfillment	23,352	-	23,352	NM
Selling, general and administrative expenses	104,838	-	104,838	NM
Depreciation and amortization	24,207	-	24,207	NM
Integration, consolidation and relocation expenses	2,017	-	2,017	NM
Impairment of goodwill and intangible assets	270,847	-	270,847	NM

Operating loss	$(245,057)	$-	$(245,057)	NM

NM - percentage change not meaningful

On August 1, 2007, we acquired SIM, which created our Media operating segment.All changes in income statement line items result from this acquisition.

Periodical Fulfillment Services

The following table sets forth, for the periods presented, information relating to our Periodical Fulfillment Services segment:

	Six months ended July 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$489,823	$454,463	$35,360	7.8%
Manufacturing	19,764	14,009	5,755	41.1%
Rebate/information	6,699	6,280	419	6.7%
Other	4,956	8,784	(3,828)	(43.6%)

Total revenues, net	521,242	483,536	37,706	7.8%
Cost of goods sold	397,019	367,047	29,972	8.2%

Gross profit	124,223	116,489	7,734	6.6%
Distribution, circulation and fulfillment	56,751	56,013	738	1.3%
Selling, general and administrative expenses	46,047	41,970	4,077	9.7%
Depreciation and amortization	4,358	4,483	(125)	(2.8%)
Write off of acquisition related assets	4,603	-	4,603	NM
Integration and relocation expense	489	163	326	NM

Operating income	$11,975	$13,860	$(1,885)	(13.6%)

Key operating measures:
Gross profit margin	23.8%	24.1%	(0.3%)
Operating income margin	2.3%	2.9%	(0.6%)
Distribution, circulation andfulfillment as a percent of revenues
	10.9%	11.6%	(0.7%)
Selling, general and administrative expenses
as a percent of revenues	8.8%	8.7%	0.1%

NM - percentage change not meaningful

Revenues have increased due to the impact of a new exclusive contract with a major bookstore, new business to traditional retailers and higher volume in the manufacturing lines.This has been offset by some customer attrition in the rebate/information business.

Gross margin is slightly lower than the prior year period due to a higher concentration of sales from low margin titles.

Distribution, circulation and fulfillment as a percent of revenues decreased due to the combination of our operational initiatives and increased international business that does not carry freight costs.

Selling, general and administrative expenses have increased over the same period last year due in part to additional Information Technology expense associated with our continued integration of the operating platforms of our prior acquisitions.

In fiscal 2008, we incurred expenses associated with the integration of our Brainerd, MN distribution center into our new McCook, IL distribution center.

Operating margin is lower than last year due to the one-off purchase price adjustment to correctly state the opening balance sheet of the 2007 Anderson acquisition.

DVD and CD Fulfillment

The following table sets forth, for the periods presented, information relating to our DVD and CD Fulfillment segment:

	Six months ended July 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$436,379	$426,016	$10,363	2.4%

Total revenues, net	436,379	426,016	10,363	2.4%
Cost of goods sold	361,284	349,522	11,762	3.4%

Gross profit	75,095	76,494	(1,399)	(1.8%)
Distribution, circulation and fulfillment	29,778	27,018	2,760	10.2%
Selling, general and administrative expenses	29,922	30,808	(886)	(2.9%)
Depreciation and amortization	5,815	8,216	(2,401)	(29.2%)
Integration and relocation expense	1,393	-	1,393	NM

Operating income	$8,187	$10,452	$(2,265)	(21.7%)

Key operating measures:
Gross profit margin	17.2%	18.0%	(0.8%)
Operating income margin	1.9%	2.5%	(0.6%)
Distribution, circulation and fulfillment as a percent of revenues	6.8%	6.3%	0.5%
Selling, general and administrative expenses
as a percent of revenues	6.9%	7.2%	(0.3%)

NM - percentage change not meaningful

Revenues increased over the prior year period due in part to the addition of a significant new customer which offset declining sales from existing customers.

Gross profit margin decreased slightly as the significant new customer carries lower gross margins, the penalties for vendor returns increased and rebate income decreased.

Distribution, circulation and fulfillment as a percent of revenues increased due to increased fuel surcharges over the same period of the prior year.

Selling, general and administrative expenses in total and as a percent of revenues deceased due to reduced headcount and successful implementation of cost reductions.

Depreciation and amortization decreased primarily due to decreased intangible assets as a result of the fourth quarter prior year impairment.

In the six months ended July 31, 2008, we incurred relocation and integration expenses related to our project to relocate our Coral Springs, FL distribution facility to Shepherdsville, KY.

Operating income decreased primarily due the combined effects of the factors listed above.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Six months ended July 31,		Change
	2008	2007	Amount	Percent

Selling, general and administrative expenses	$7,884	$7,782	$102	1.3%
Depreciation and amortization	1,722	1,123	599	53.3%
Integration, consolidation and relocation expenses	149	-	149	NM
Write off of acquisition related assets	1,900	-	1,900	NM

Operating loss	$(11,655)	$(8,905)	$(2,750)	(30.9%)

Key operating measures:
Selling, general and administrative expenses
as a percent of total company revenues	0.7%	0.9%	(0.2%)

NM - percentage change not meaningful

Selling, general and administrative expenses remained consistent with the same period of the prior year.

During the six months ended July 31, 2008, we wrote off $1.9 million in previously capitalized acquisition related costs.The write-off occurred as a direct result of management’s determination that continued capitalization of these costs was no longer appropriate given the status of a potential acquisition.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit. Net interest expense increased to $57.7 million from $6.2 million for the six months ended July 31, 2008 and 2007, respectively.The increase relates to the significant increase in borrowings as a result of our acquisition of SIM and the issuance of the Senior Notes.

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

Liquidity and Capital Resources

The primary sources of the Company’s cash are receipts from customers, borrowings under our credit facilities.

Our primary cash requirements for the Media group consist of raw materials and salaries.Our primary cash requirements for the Periodical Fulfillment Services group consist of the cost of home entertainment products, the cost of freight and facility expense associated with our distribution centers and the cost of raw materials, labor, and factory overhead incurred in the production of front-end wire displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program.Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim.We then collect the claims when paid by publishers for our own account.Our primary cash requirements for the DVD and CD Fulfillment group consist of the cost of home entertainment products and the cost of freight, labor and facility expense associated with our distribution centers.Our primary cash requirements for the Shared Services group consist of salaries and professional fees not allocated to the operating groups, repayments of principal on our term loan and interest payments on our debt.

The Company has a $300.0 million revolving credit facility dated as of August 1, 2007. Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $189.5 million at July 31, 2008 and borrowings at this date amount to $49.6 million compared with $0 at January 31, 2008.Proceeds from the revolving credit facility are used for general corporate purposes, including seasonal working capital needs, for the acquisition of the minority interest of our Media reportable segment’s Autodigital reporting unit on July 18, 2008 and payment of the related financing fees of $12.4 million.

The Company has an $880.0 million term loan dated as of August 1, 2007 under which it had one LIBOR contract outstanding at July 31, 2008 in the amount of $871.2 million, maturing in August 2008 bearing interest at 5.713%.During the six months ended July 31, 2008, the Company made principal repayments totaling $4.4 million on this loan.

In addition, the Company retired the Bridge Facility of $465.0 million by issuing the Senior Notes in the same principal amount.As noted above, the payment of $12.4 million in fees is included in the Company’s financing activities for the period.

The Company had $1,416.2 million in borrowings on July 31, 2008.The Company had $145.5 million in outstanding debt at July 31, 2007.

Based upon the Company’s current operating levels, management believes cash on hand, net cash flows from operating activities and the capacity under the credit facilities will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months.

Operating Cash Flow

Net cash provided by operating activities was $12.2 million for the six months ended July 31, 2008 compared with cash provided by operating activities of $9.5 million for the six months ended July 31, 2007.

Operating cash flows for the six months ended July 31, 2008 were comprised of:

•	Net loss of $296.7 million,

•	Plus non-cash charges and positive changes in operating assets and liabilities including:

•Impairment of goodwill and intangibles of $270.8 million,
•Depreciation and amortization of $44.7 million
•Provisions for losses on accounts receivable of $3.4 million
•Decreases in accounts receivable of $35.8 million and
•Decreases in inventories of $6.3 million.

•	Cash was used for:

•	Decreases in accounts payable and other liabilities of $55.6 million.

The decrease in accounts receivable of $35.8 million relates primarily to a decrease in accounts receivable within our DVD and CD Fulfillment group of $43.4 million related primarily to the timing of payments received from major customers.This decrease was partially offset by an increase in accounts receivable within our Periodical Fulfillment Services group of approximately $13.7 million related primarily to the timing of payments received from major customers.

The decrease in inventories of $6.3 million is primarily made up of the $7.1 million decrease attributable to the seasonality of our DVD and CD Fulfillment group’s products.

The decrease in accounts payable and other liabilities of $60.2 million relates primarily to a decrease in accounts payable within our DVD and CD Fulfillment group of $54.4 million related to the timing of vendor payments.We currently do not receive as favorable payment terms from DVD vendors as from CD vendors.Therefore, as the mix shifts we experience negative working capital consequences.Also contributing to the decrease in accounts payable and other liabilities were our Media and Periodical Fulfillment Services groups which experienced decreases of $13.6 million and $11.1 million, respectively.

Operating cash flows for the six months ended July 31, 2007 were comprised of:

•	Net income of $4.0 million,

•	Plus non-cash charges and positive changes in operating assets and liabilities including:

•	depreciation and amortization of $14.7 million,
•	provisions for losses on accounts receivable of $1.8 million
•	decreases in accounts receivable of $36.3 million, and
•	decreases in other current and non-current assets of $7.5 million.

•	Cash was used for:

•	increases in inventories of $6.5 million, and
•	decreases in accounts payable and other liabilities of $49.2 million.

The decrease in accounts receivable relates primarily to a decrease in accounts receivable within our DVD and CD Fulfillment group of $30.0 million related to the timing of customer payments and a decrease in accounts receivable within our Periodical Fulfillment Services group of $6.6 million related to the timing of collections.

The decrease in other current and non-current assets relates primarily to a decrease in income taxes receivable due to $10.0 million in income tax refunds received during the quarter ended July 31, 2007, partially offset by an increase in other current and non-current assets of $2.2 million within our DVD and CD Fulfillment group.

The decrease in accounts payable and other liabilities relates primarily to a decrease in accounts payable within our DVD and CD Fulfillment group of $53.7 million primarily related to a shift in product mix away from CDs and toward DVDs, which have traditionally shorter payment terms than CDs, and a decrease in accrued expenses of $7.8 million within our Shared Services group related to payment of severance and other amounts due to our former Chairman of the Board and CEO, partially offset by an increase in accounts payable of $10.3 million within our Periodical Fulfillment Services group related to the timing of payments to retailers.

The increase in inventories relates primarily to an increase in inventories of $13.2 million within our Periodical Fulfillment Services group related primarily to the timing of shipments and increased consignment inventory, partially offset by a decrease in inventory within our DVD and CD Fulfillment group of $6.2 million related primarily to the timing of purchases and shipments and seasonality.

Investing Cash Flow

Net cash used by investing activities was $62.6 million for the six months ended July 31, 2008 compared with cash provided by investing activities of $9.8 million for same period last year.

For the six months ended July 31, 2008, cash used by investing activities consisted primarily of the $42.0 million in cash paid to purchase the remaining minority interest in Automotive.com, Inc.Capital expenditures of $19.0 million made up the majority of the remaining net cash used.

For the six months ended July 31, 2007, cash provided by investing activities consisted primarily of $9.8 million received from the sale of our Wood Manufacturing group and $11.9 million received from net collections of advance pay claims, offset by $9.4 million in capital expenditures and $2.6 million of other investing expenditures primarily related to the payment of acquisition costs related to the acquisition of SIM.

Financing Cash Flow

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycles of the DVD and CD and magazine fulfillment businesses. Because the magazine distribution business and Advance Pay program cash requirement usually peaks during the middle of the fiscal quarter, the reported bank debt levels usually are the minimum level outstanding during that quarter. Our DVD and CD Fulfillment group has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore requires greater borrowings in the third quarter to finance the buildup of inventory.

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

Net cash provided by financing activities was $21.1 million for the six months ended July 31, 2008 versus cash used in financing activities of $8.9 million for the same period last year.

Financing activities in the six months ended July 31, 2008 consisted primarily of $49.6 million in borrowings on our revolving credit facility and $0.7 million from the excess tax benefit from the exercise of stock options.These amounts were offset by payments of financing fees, notes payable and capital leases, and deferred purchase price liabilities of $12.4 million, $9.5 million and $7.3 million, respectively.

Financing activities in the six months ended July 31, 2007 consisted primarily of repayments under our revolving credit facility of $9.1 million and a decrease in checks issued against future borrowings under the revolving credit facility of $1.4 million, offset by net borrowings under notes payable and capital leases of $0.5 million, and cash provided by the exercise of stock options of $1.1 million.

Debt

For a detailed description of the terms of our significant debt instruments, please refer to Note 6 to our Consolidated Financial Statements.

In connection with our acquisition of SIM, we issued three new credit facilities on August 1, 2007.These facilities consist of a $300.0 million asset-based revolving facility that had a balance of $49.6 million at July 31, 2008, an $880.0 million term loan facility that amortizes 1.0% per year, and a $465.0 million bridge loan which we refinanced on June 26, 2008.We expect to pay interest on these facilities with cash flow generated from operations.

Off-Balance Sheet Arrangements

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities as defined by Item 303(a) (4) of Regulation S-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

Our debt primarily relates to credit facilities with Citicorp North America, Inc and long-term financing in the form of Senior Notes.See Note 6 to our Consolidated Financial Statements.

The revolving credit facility with Citicorp North America had an outstanding principal balance of $49.6 million at July 31, 2008. There were outstanding balances of $871.2 million and $465.0 million as of July 31, 2008 on our Term Loan B and Senior Notes, respectively.Interest on the outstanding balance of the revolver is charged at Prime plus a margin of 0.50%.Interest on the outstanding balance of the Term Loan B is charged based on LIBOR (2.463% at July 31, 2008) plus a margin of 3.25%.Interest on the Senior Notes is charged at 11.25%, fixed.

As a result of the above, our primary market risks relate to fluctuations in interest rates.On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge the Company’s exposure to fluctuations in LIBOR.The notional amount of this swap is $210.0 million.A 1.0% increase in the prevailing interest rate on our debt at July 31, 2008 is estimated to cause an increase of $4.7 million in interest expense for the remainder of the year ending January 31, 2009.The swap would provide protection against approximately $1.1 million of the above increase.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect those controls.

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

SOURCE INTERLINK COMPANIES, INC.

September 5, 2008	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.10.3
 Amendment No. 3 to the Amended and Restated Bylaws of Source Interlink Companies, Inc. incorporated by reference to exhibit 3.10.3 to Current Report on Form 8-K, as filed with the SEC on September 3, 2008 (File No. 001-13437).

4.1
Registration Rights Agreement, dated as of June 26, 2008, by and between Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Citicorp North America Inc., JPMorgan Chase Bank N.A., incorporated by reference to exhibit 4.1 to Current Report on Form 8-K, as filed with the SEC on July 1, 2008 (File No. 001-13437).

4.2
Indenture, dated as of June 23, 2008, by and between Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc. and HSBC Bank USA, National Association relating to Source Interlink Companies, Inc. 11.25% Senior Notes due 2015, incorporated by reference to exhibit 4.2 to Current Report on Form 8-K, as filed with the SEC on July 1, 2008 (File No. 001-13437).

4.3
Specimen of Source Interlink Companies, Inc. 11.25% Senior Note due 2015, incorporated by reference to exhibit 4.3 to Current Report on Form 8-K, as filed with the SEC on July 1, 2008 (File No. 001-13437).

14.1
Code of Business Conduct and Ethics of Source Interlink Companies, Inc., a Delaware corporation, incorporated by reference to exhibit 14.1 to Current Report on Form 8-K, as filed with the SEC on June 4, 2008 (File No. 001-13437).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

* Filed Herewith