Form 10-Q
period 2008-10-31
SOURCE INTERLINK COMPANIES INC
filed 2008-12-10
CIK 943605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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
☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer
☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes☒ No

As of December 5, 2008, there were 52,320,837 shares of the Company’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	January 31,
	2008	2008
	(unaudited)

Assets
Current assets
Cash	$5,782	$35,650
Trade receivables, net	184,408	183,475
Purchased claims receivable	17,628	14,412
Inventories	382,711	290,507
Deferred tax asset	22,928	23,107
Other	21,325	20,679

Total current assets	634,782	567,830

Property, plants and equipment	165,688	150,612
Less accumulated depreciation and amortization	(58,429)	(42,708)

Net property, plants and equipment	107,259	107,904

Other assets
Goodwill, net	873,619	1,069,835
Intangibles, net	528,245	637,082
Other	59,202	53,354

Total other assets	1,461,066	1,760,271

Total assets	$2,203,107	$2,436,005

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS (CONCLUDED)
(in thousands, except per share amounts)

	October 31,	January 31,
	2008	2008
	(unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (net of allowance for returns of $197,913 and $174,751 at October 31, 2008 and January 31, 2008, respectively)	$495,034	$372,429
Accrued expenses	106,100	123,973
Deferred revenue	81,984	79,918
Current portion of obligations under capital leases	1,432	1,406
Current maturities of debt	13,568	15,369

Total current liabilities	698,118	593,095

Deferred tax liability	8,597	8,944
Obligations under capital leases, less current portion	1,447	1,826
Debt, less current maturities	1,399,393	1,359,210
Other	14,809	32,429

Total liabilities	2,122,364	1,995,504

Minority interest	-	25,978

Commitments and contingencies

Stockholders’ equity
Contributed capital:
Preferred stock, $0.01 par (2,000 shares authorized; none issued)	-	-
Common stock, $0.01 par (100,000 shares authorized; 52,321 shares issued and outstanding at October 31, 2008 and January 31, 2008)	523	523
Additional paid-in-capital	477,032	476,099

Total contributed capital	477,555	476,622
Accumulated deficit	(399,003)	(65,659)
Accumulated other comprehensive income	2,191	3,560

Total stockholders’ equity	80,743	414,523

Total liabilities and stockholders’ equity	$2,203,107	$2,436,005

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007

Revenues, net:
Distribution	$462,954	$500,974	$1,393,482	$1,380,619
Advertising	56,297	67,471	180,933	67,471
Circulation	29,102	32,132	90,492	32,132
Manufacturing	10,601	8,315	30,365	22,325
Claiming and information	2,428	3,429	9,127	10,542
Other	30,350	26,828	78,368	35,612
Total revenues, net	591,732	639,149	1,782,767	1,548,701
Cost of goods sold	407,027	436,034	1,218,540	1,152,602

Gross profit	184,705	203,115	564,227	396,099
Distribution, circulation and fulfillment	54,828	55,801	164,709	138,832
Selling, general and administrative expenses	84,142	96,194	272,834	176,755
Depreciation and amortization	18,088	20,354	54,190	34,176
Integration, consolidation and relocation expense	23,919	1,185	27,966	1,269
Provision for customer bankruptcy	10,208	-	10,208	-
Write off of acquisition-related assets	-	-	6,503	-
Disposal of land, building and equipment, net	-	94	-	174
Impairment of goodwill and intangible assets	-	-	270,847	-

Operating (loss) income	(6,480)	29,487	(243,030)	44,893

Other expenses:
Interest expense	(30,204)	(36,079)	(88,184)	(42,539)
Interest income	131	519	403	797
Write off of deferred financing fees	-	(1,313)	(1,048)	(1,313)
Other (expense) income	(61)	(49)	(450)	150

Total other expense	(30,134)	(36,922)	(89,279)	(42,905)

(Loss) income from continuing operations, before income taxes	(36,614)	(7,435)	(332,309)	1,988
Income tax (benefit) expense	(16)	(2,974)	-	795
Minority interest in income of subsidiary	-	-	(1,035)	-
(Loss) income from continuing operations	(36,598)	(4,461)	(333,344)	1,193
Loss from discontinued operations, net of taxes	-	-	-	(1,608)
Net loss	$(36,598)	$(4,461)	$(333,344)	$(415)

(Loss) earnings per share – Basic and diluted
Continuing operations	$(0.70)	$(0.09)	$(6.37)	$0.02
Discontinued operations	-	-	-	(0.03)
Total	$(0.70)	$(0.09)	$(6.37)	$(0.01)

Weighted average shares outstanding – Basic and diluted	52,321	52,321	52,321	52,261

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders Equity

	Shares	Amount

Balance, January 31, 2008	52,321	$523	$476,099	$(65,659)	$3,560	$414,523

Net loss	-	-	-	(333,344)	-	(333,344)
Foreign currency translation	-	-	-	-	(2,602)	(2,602)
Unrealized gain on interest rate swaps	-	-	-	-	1,233	1,233

Comprehensive income	-	-	-	(333,344)	(1,369)	(334,713)

Stock compensation expense	-	-	188	-	-	188
Excess tax benefit from exercise of
stock options	-	-	745	-	-	745

Balance, October 31, 2008	52,321	$523	$477,032	$(399,003)	$2,191	$80,743

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended October 31,
	2008	2007

Operating Activities
Net loss	$(333,344)	$(415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,671	38,566
Amortization of deferred financing costs	6,886	1,313
Provision for losses on accounts receivable	14,570	2,035
Stock compensation expense	188	179
Loss on sale of discontinued operation	-	730
Impairment of goodwill and intangible assets	270,847	-
Other	8,687	(2,699)
Changes in assets and liabilities (excluding business acquisitions):
Increase in accounts receivable	(18,357)	(26,171)
Increase in inventories	(92,262)	(104,429)
Increase in other current and non-current assets	(7,843)	(1,991)
Increase in deferred revenue	2,067	1,164
Increase in accounts payable and other liabilities	110,740	148,731
Cash provided by operating activities	19,850	57,013

Investment Activities
Capital expenditures	(25,033)	(20,486)
Purchase of claims	(71,010)	(76,752)
Payments received on purchased claims	67,795	82,584
Proceeds from sale of Wood Manufacturing division, net of cash transferred	-	9,828
Acquisition of the remainder of Automotive.com, Inc.	(42,000)	-
Acquisition of Primedia Enthusiast Media, Inc., net of cash acquired	4,355	(1,195,017)
Other	(1,953)	170
Cash used for investing activities	(67,846)	(1,199,673)

Financing Activities
Decrease in checks issued against revolving credit facility	-	(11,952)
Borrowings under credit facilities	50,300	1,228,541
Payment of deferred purchase price liabilities	(7,319)	(2,662)
Deferred financing costs	(12,430)	(33,581)
Payments on notes payable and capital leases	(12,667)	(5,092)
Proceeds from the issuance of common stock	-	716
Excess tax benefit from exercise of stock options	745	389
Other	(501)	(651)
Cash provided by financing activities	18,128	1,175,708

(Decrease) increase in cash	(29,868)	33,048
Cash, beginning of period	35,650	-
Cash, end of period	$5,782	$33,048

See accompanying notes to Consolidated Financial Statements

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

1.  Nature of Business and Basis of Presentation

Source Interlink Companies, Inc (“the Company”) is a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving over 100,000 retail locations throughout North America. The Company produces print and digital content for consumers in North America through its media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.  The Company also sells and distributes entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. It offers customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store display fixturing.

The Company directly produces and delivers magazine, Internet and home entertainment content to consumers. With the addition of SIM, it transformed from a leading home entertainment distributor into a significant content owner.  This array of products and services, in combination with our value added services and geographic reach, positions us to service the needs of America’s leading retailers and to capitalize on the rapidly changing distribution and fulfillment landscape.

The Company is one of the largest independent wholesalers of DVDs and CDs in North America. It effectively operates as an extension of its customers’ operations. Between its fulfillment, category management and e-commerce solutions, it provides our customers with a complete solution to maximize the sales and profitability of their home entertainment content products.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”).  In the opinion of the Company’s management, these unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended October 31, 2008 and 2007 and our financial position as of October 31, 2008.  All significant intercompany accounts and transactions have been eliminated from these statements.  The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because of this and the seasonality of the Company’s business, the results of operations for such interim periods will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

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

The Company’s segment reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.  Accordingly, beginning in fiscal 2009, management has restructured the presentation of the Company’s segments to better reflect the change in management and financial reporting of the applicable units.  The Company’s segments are heretofore presented as follows: Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services.  Prior reporting periods have been reclassified to conform to current presentation to make prior period comparisons meaningful.

Other revenue includes online revenues, licensing revenues and event revenues within the Media segment and wastepaper and other ancillary income within the Periodical Fulfillment Services segment.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Derivative Financial Instruments

As part of our risk management strategy, we enter into derivative transactions to mitigate loss exposures.  Our derivative instruments are currently limited to an interest rate swap which is not exchange-traded and is an over-the-counter customized transaction.  Our derivative exposure is with a counterparty that has long and short-term credit ratings of AA- and A-1, respectively.  These ratings were affirmed as of October 10, 2008 by two of the major three rating agencies.

Derivatives that are designated as hedges are documented and evaluated for effectiveness in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The effective portion of changes in the fair value of cash flow hedges is deferred in accumulated other comprehensive income.  In the event hedge accounting no longer applies, the Company recognizes all changes in fair value of derivative instruments in the other income (expense) section of its Consolidated Statement of Operations.  The Company ceases hedge accounting treatment if its evaluation of effectiveness no longer justifies deferral of changes in fair value in accumulated other comprehensive income.  At that time, a reclassification from accumulated other comprehensive income to earnings would occur.

On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge the Company’s exposure to fluctuations in LIBOR on $210.0 million of 1-month LIBOR-based debt through April 29, 2011.  This swap agreement qualifies for hedge accounting treatment in accordance with FAS 133.

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

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill.  This test, performed in the first quarter of fiscal year 2009, indicated that goodwill and indefinite-lived intangible assets related to the Media reportable segment were impaired.

Impairment losses are reflected in operating income or loss in the Consolidated Statements of Operations.

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

Income Taxes

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments which we considered in determining the need to record a full valuation allowance in the first quarter of fiscal 2009, including the continuing economic downturn and our projections regarding the near-term revenues and profitability of our segments. As a result of our assessment, we recorded a valuation allowance on deferred tax assets of approximately $133.3 million for the nine months ended October 31, 2008.

Recently Issued Accounting Pronouncements

FSP No. 157-3
In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which provides guidance clarifying certain aspects of FAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. Adoption of this guidance in the third quarter of 2008 has had no effect on the Company’s consolidated financial condition and results of operations.

FAS No. 162
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing US GAAP financial statements.  Prior to issuance of FAS 162, the GAAP hierarchy was defined in the AICPA’s SAS 69, The Meaning of Present Fairly in Conformity with GAAP.  The main change is that FAS 162 is directed to the entity, whereas SAS 69 was directed to the auditor.  FAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect the adoption of FAS 162 to impact our future operations or financial position.

FSP No. 142-3
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FAS 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142.  FSP 142-3 must be adopted prospectively for intangible assets acquired on or after January 1, 2009; intangible assets acquired prior to this date are not affected by this FSP.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

FAS No. 161
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”) – an amendment of FAS 133.  FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its interpretations and how they affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since FAS 161 impacts disclosures and not the accounting treatment for derivative instruments and hedged items, adoption will not impact our results of operations or financial condition.

FAS No. 157
On February 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  In conjunction with the guidance in FAS 133, the Company records its derivative instruments on its Consolidated Balance Sheets.  As of October 31, 2008, its derivative instruments were valued at $2.4 million and are recorded in other assets.  This value is based upon significant observable Level II inputs in the form of publicly available interest rate information.  FAS 157 has not yet been fully adopted by the Company in accordance with FASB Staff Position 157-2 which defers FAS 157 for nonfinancial assets and liabilities, to fiscal years beginning after November 15, 2008.

2. Business Combinations

In July 2008, the Company purchased the remaining 19.9% of Automotive.com, Inc. for $42.0 million in cash.  The Company expects to realize numerous benefits as a result of attaining total management control of the Autodigital business, including operating synergies, cross-selling opportunities, improved customer management and cost savings through rationalization and integration strategies.  This acquisition resulted in the retirement of $40.7 million of obligations, including minority interests and a $0.7 million increase in amortizable intangible assets.  The purchase price was funded by additional borrowings under the Company’s Revolving Credit Facility.

During the three months ended October 31, 2008, the Company settled certain portions of its working capital adjustment pertaining to the acquisition of Primedia Enthusiast Media, Inc. (“PEM”).  As a result, the Company received a $4.4 million refund from Primedia, Inc., PEM’s former parent company.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

3. Trade Receivables

Trade receivables consist of the following:

(in thousands)	October 31,	January 31,
	2008	2008
	(unaudited)

Trade receivables	$432,572	$411,968
Less allowances for:
Sales returns and other	217,167	202,569
Doubtful accounts	30,997	25,924

Total allowances	248,164	228,493

Trade receivables, net	$184,408	$183,475

4. Inventories

Inventories consist of the following:

(in thousands)	October 31,	January 31,
	2008	2008
	(unaudited)

Raw materials	$9,581	$8,854
Work-in-process	2,257	1,322
Finished goods:
Pre-recorded music and video	218,394	149,765
Magazines and books	151,614	127,067
Display fixtures	865	3,499

Inventories	$382,711	$290,507

In the event pre-recorded music and video or magazines and books are not sold, the vast majority are returnable for credit from our vendors.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Goodwill and intangibles

The Company’s intangible assets consist of the following:

(in thousands)	October 31,	January 31,
	2008	2008
	(unaudited)
Amortized intangible assets
Customer lists and relationships	$285,889	$285,345
Trade names	2,000	2,400
Content	20,373	20,382
Non-compete agreements	4,577	4,350
Software	16,340	16,340
Total amortized intangibles	329,179	328,817
Accumulated amortization
Customer lists and relationships	(63,676)	(31,986)
Trade names	(952)	(250)
Content	(2,548)	(1,019)
Non-compete agreements	(3,076)	(2,518)
Software	(9,843)	(8,317)
Total accumulated amortization	(80,095)	(44,090)
Net amortized intangible assets	249,084	284,727
Indefinite lived trade names	279,161	352,355
Intangibles, net	$528,245	$637,082

As discussed above, our fiscal year 2009 FAS 142 annual first quarter impairment analysis determined that certain of our tradenames were impaired and consequently we recorded a charge of approximately $74.3 million during the first quarter. See Note 1 – Nature of Business and Basis of Presentation.

As a result of our first quarter fiscal 2009 impairment test, we reassessed the estimated remaining useful lives of our indefinite-lived tradenames and shortened such as lives as required.  As a result of our fourth fiscal 2008 quarter impairment test, we reassessed the estimate remaining useful lives of our customer lists within our DVD and CD Fulfillment group and shortened such lives as required.

Amortization of intangible assets was $11.6 million and $14.2 million for the three months ended October 31, 2008 and 2007, respectively.   Amortization of intangible assets was $36.0 million and $21.4 million for the nine months ended October 31, 2008 and 2007, respectively.

Changes in the carrying amount of goodwill for the nine months ended October 31, 2008 are as follows:

(in thousands)	Media	Periodical Fulfillment Services	DVD and CD Fulfillment	Consolidated
Balance, January 31, 2008	$673,654	$194,649	$201,532	$1,069,835
Additions	5,109	—	—	5,109
Deletions	(4,355)	—	—	(4,355)
Foreign currency translation adjustments	—	(423)	—	(423)
Impairment	(196,547)	—	—	(196,547)
Balance, October 31, 2008	$477,861	$194,226	$201,532	$873,619

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

6. Debt and Revolving Credit Facility

Debt consists of:

(in thousands)	October 31,	January 31,
	2008	2008
	(unaudited)

Revolving credit facility – Citicorp North America	$50,300	$-
Term Loan B – Citicorp North America	869,000	875,600
Bridge Facility – Citicorp North America	-	465,000
11.25% Senior Unsecured Notes due 2015	465,000	-
Note payable – Magazine import and export	-	708
Note payable – Arrangements with suppliers	6,895	8,461
Mortgage loan – Wachovia Bank	18,000	18,750
Equipment loans	3,766	6,060

Total debt	1,412,961	1,374,579
Less current maturities	13,568	15,369

Debt, less current maturities	$1,399,393	$1,359,210

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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 0.50%. At October 31, 2008, the prime rate was 4.00%. The Company also has the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 1.50%. The Company had no LIBOR contracts outstanding at October 31, 2008. To secure repayment of the borrowings and other obligations of ours to the Lenders, the Company and its subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2013. As of October 31, 2008 and January 31, 2008, the Company had borrowings of $50.3 million and $0, respectively, under this facility.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock.  The Company is and has been in compliance with this provision over the life of the facility.

Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $202.1 million at October 31, 2008.

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

Outstanding borrowings bear interest at a variable annual rate equal to the prime rate announced by Citicorp North America, Inc., plus a margin of 2.25%. At October 31, 2008, the prime rate was 4.00%. The Company also has the option of selecting up to five tranches of at least $1.0 million each to bear interest at LIBOR plus a margin of 3.25%. The Company had one LIBOR contract outstanding at October 31, 2008 in the amount of $869.0 million, maturing in November 2008 and bearing interest at a rate of 6.469%.  The Term Loan B requires the Company to make principal payments of $2.2 million on the last day of each fiscal quarter.  The Company made principal payments totaling $6.6 million during the nine months ended October 31, 2008. To secure repayment of the borrowings and other obligations of ours to the Lenders, the Company and its subsidiaries granted a security interest in all of the personal property assets to Citicorp North America, Inc., for the benefit of the Lenders. These loans mature on August 1, 2014.  At that time, a final principal payment of $820.6 million is due.

Under the credit agreement, the Company is limited in its ability to declare dividends or other distributions on capital stock or make payments in connection with the purchase, redemption, retirement or acquisition of capital stock. The Company is also required to maintain a certain financial ratio. The Company was in compliance with this requirement at October 31, 2008.

Refinancing of Bridge Facility

On June 26, 2008, the Company consummated the refinancing and permanent retirement of all of its indebtedness under the certain Senior Subordinated Bridge Loan Agreement (the “Bridge Facility”), dated as of August 1, 2007.  This refinancing and permanent retirement was effected through the exchange of the Company’s 11.25% Senior Unsecured Notes due 2015 (the “Senior Notes”) for the termination of the Company’s indebtedness under the Bridge Facility.  The Senior Notes were issued to the former Bridge Facility lenders and were offered in conformance with the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933.  These notes constitute “restricted securities” under Rule 144A of the aforementioned Act.  Furthermore, in connection therewith, the Company entered into a Registration Rights Agreement, dated as of June 26, 2008 by and between the Company, certain subsidiaries of the Company as guarantors and the Senior Note holders, Citigroup Global Markets Inc., JPMorgan Securities Inc., Citigroup North America Inc. and JPMorgan Chase Bank N.A.  The Senior Notes were issued under an Indenture, dated as of June 23, 2008, by and between the Company, certain of the Company’s subsidiaries and HSBC Bank USA, National Association, as Trustee.

As part of the aforementioned refinancing, the Company paid a conversion fee of $11.6 million and other deferred financing fees of approximately $0.8 million, which will be amortized over the term of the Senior Notes.  As a result of the refinancing, the Company wrote off the remaining $1.0 million of deferred financing fees related to the Bridge Facility.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The aggregate amount of debt maturing in each of the next five fiscal years is as follows:

(in thousands)	Amount

Fiscal Year:
Remainder of 2009	$3,451
2010	12,944
2011	11,402
2012	11,315
2013	61,239
Thereafter	1,312,610

Total	$1,412,961

At October 31, 2008 and January 31, 2008, unamortized deferred financing fees, which are included in “Other long-term assets”, were approximately $33.8 million and $29.0 million, respectively.

7. Earnings per Share

A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007

Weighted average common shares outstanding – basic	52,321	52,321	52,321	52,261
Dilutive effect of stock options and warrants outstanding	-	-	-	-

Weighted average common shares outstanding – diluted	52,321	52,321	52,321	52,261

The following were not included in weighted average common shares outstanding because they are antidilutive:

Unvested restricted stock units	183	-	220	-
Stock options	2,461	2,830	2,528	2,108
Warrants	101	101	101	103

Total	2,745	2,931	2,849	2,211

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

8. Discontinued Operation

On July 31, 2007, the Company disposed of substantially all of the assets and liabilities of its Wood Manufacturing division.  The Company sold the assets and liabilities of its Wood Manufacturing division to a purchaser in which the Company’s former Chairman of the Board and Chief Executive Officer, has an interest.  The Wood Manufacturing division was formerly reported as part of our Periodical Fulfillment Services segment.  The book value of the net assets sold on the closing date was $11.6 million.  The assets and liabilities of the Wood Manufacturing division were sold for $10.0 million in cash, and the issuance of a note payable to the Company in the face amount of $3.5 million, which bears interest at the 3-month LIBOR plus a margin of 2.00%.The Company has determined that the note does not bear an interest rate equivalent to a market rate for the borrower.  Therefore, the Company has discounted the note to fair value using its estimation of a market rate for the note.  This discount was approximately $1.0 million.  Based upon the final determination of working capital, the Company refunded to the buyer $1.9 million in cash during the third quarter of fiscal 2008.  For the three and nine months ended October 31, 2007, the summary results for the Wood Manufacturing division are as follows:

	Three months ended October 31,	Nine months ended October 31,
(in thousands)	2007	2007

Revenues	$-	$2,551

Loss from discontinued operation, before income taxes	$-	$(1,463)
Income tax benefit	-	585

Loss from discontinued operation	-	(878)

Loss on sale of discontinued operation, before income taxes	-	(1,217)
Income tax benefit	-	(487)

Loss on sale of discontinued operation	-	(730)

Discontinued operation, net	$-	$(1,608)

9. Supplemental Cash Flow Information

Supplemental information on interest and income taxes paid (received) is as follows:

	Nine months ended October 31,
(in thousands)	2008	2007

Interest	$87,344	$32,903
Income taxes (net of receipts of $368 in 2009)	$272	$(9,331)

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

10. Stock-Based Compensation

On February 1, 2008, the Company authorized the issuance of 243,472 restricted stock units (“the units”) to its Board of Directors as compensation for services rendered (or 30,434 per Director).The units vest in one-third increments, annually beginning one year from the grant date.  At issuance, the value of the units was $0.6 million.  For the nine months ended October 31, 2008 and 2007, stock compensation expense was $0.2 million and $0.2 million, respectively.

11. Derivative Financial Instruments and Hedging Activities

The aggregate fair value of derivative instruments in asset positions on October 31, 2008, is $1.2 million, and represents the maximum loss that would be recognized at the reporting date if the counterparty failed to perform as contracted.

We have applied hedge accounting to the interest rate swap and designated it as a cash flow hedge in accordance with the provisions of FAS 133.  The Company uses this derivative to reduce the risk of changes in cash interest payments related to its long-term debt.  The notional balance for this interest rate swap is $210.0 million at October 31, 2008.  The agreement was perfectly effective since its inception in April 2008 through October 31, 2008 and is expected to be effective throughout its life.

12. Integration, Consolidation and Relocation

In fiscal 2009, the Company developed a restructuring and integration plan to streamline its businesses, address post-acquisition redundancies and lower overhead costs.  The implementation of these strategies to streamline acquired businesses with existing operations involves the integration of seven distribution centers into three for the Periodical Fulfillment Services segment, the relocation of the Coral Springs, FL distribution facility to Shepherdsville, KY for the DVD and CD Fulfillment segment and a significant reduction in workforce.

The Company is accounting for certain of these activities in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”) which addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities.  FAS 146 prohibits the recognition of liabilities associated with exit or disposal activities on the date that an entity commits to a plan, mandating that such liabilities and costs be recorded only when actually incurred. Therefore, the Company has recognized costs associated with exit and disposal activities in the amount of $23.9 and $28.0 million for the three and nine months ended October 31, 2008, respectively.  These amounts are aggregated on the Consolidated Statements of Operations under Integration, consolidation and relocation expense.

The following table details the activity of the integration, consolidation and relocation costs incurred through October 31, 2008:

(in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Total

Termination benefits	$887	$1,503	$632	$377	$3,399
Lease costs	203	8,612	1,177	1,167	11,159
Integration costs	1,338	11,212	654	204	13,408

Total integration, consolidation and relocation	$2,428	$21,327	$2,463	$1,748	$27,966

The following table details changes in the balances of the integration, consolidation and relocation accruals:

(in thousands)	Termination Benefits	Lease Costs	Integration Costs	Total

Balance, January 31, 2008	$-	$-	$-	$-
Expensed	3,399	11,159	13,408	27,966
Non-cash write-offs	-	(1,167)	(7,198)	(8,365)
Cash payments	(2,523)	(1,929)	(3,009)	(7,461)

Balance, October 31, 2008	$876	$8,063	$3,201	$12,140

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

13. Segment Financial Reporting

The Company’s segment reporting is based on the reporting of senior management to the chief operating decision maker. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.  Accordingly, beginning in fiscal 2009, management has restructured the presentation of the Company’s segments to better reflect the change in management and financial reporting of the applicable units.  The Company’s segments are heretofore presented as follows: Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services.  Prior reporting periods have been reclassified to conform to current presentation to make prior period comparisons meaningful.  On August 1, 2007, we acquired SIM, which created our Media operating segment.  Therefore, the segment results for the nine months ended October 31, 2007 include only three months of results for Media and are not comparable.

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

The Periodical Fulfillment Services segment derives revenues from (1) selling and distributing magazines, including domestic and foreign titles, to major specialty and mainstream retailers and wholesalers throughout the United States and Canada, (2) exporting domestic titles internationally to foreign wholesalers or through domestic brokers, (3) providing return processing services for major specialty retailers, (4) providing claim filing services related to rebates owed retailers from publishers or their designated agent, and (5) designing, manufacturing, shipping, installation and removal of front-end display fixtures.

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

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The segment results are as follows:

Three months ended October 31, 2008 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,207	$221,627	$239,120	$-	$-	$462,954
Advertising	56,297	-	-	-	-	56,297
Circulation	36,100	-	-	-	(6,998)	29,102
Manufacturing	-	10,601	-	-	-	10,601
Claiming and information	-	2,428	-	-	-	2,428
Other	20,549	9,801	-	-	-	30,350
Total revenues, net	115,153	244,457	239,120	-	(6,998)	591,732
Cost of goods sold	31,870	185,075	197,080	-	(6,998)	407,027

Gross profit	83,283	59,382	42,040	-	-	184,705
Distribution, circulation and fulfillment	11,016	28,004	15,808	-	-	54,828
Selling, general and administrative expenses	48,398	21,047	11,854	2,843	-	84,142
Depreciation and amortization	12,006	2,359	2,890	833	-	18,088
Integration, consolidation and relocation	409	20,840	1,070	1,600	-	23,919
Provision for customer bankruptcy	872	-	9,336	-	-	10,208

Operating income (loss)	$10,582	$(12,868)	$1,082	$(5,276)	$-	$(6,480)

As of October 31, 2008
Total assets	$1,080,165	$350,412	$583,245	$1,420,291	$(1,231,006)	$2,203,107
Goodwill	$477,861	$194,226	$201,532	$-	$-	$873,619
Intangibles, net	$461,423	$32,739	$34,083	$-	$-	$528,245

Three months ended October 31, 2007 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,268	$237,620	$261,086	$-	$-	$500,974
Advertising	67,471	-	-	-	-	67,471
Circulation	40,142	-	-	-	(8,010)	32,132
Manufacturing	-	8,315	-	-	-	8,315
Claiming and information	-	3,429	-	-	-	3,429
Other	23,017	3,811	-	-	-	26,828
Total revenues, net	132,898	253,175	261,086	-	(8,010)	639,149
Cost of goods sold	35,559	192,157	216,328	-	(8,010)	436,034

Gross profit	97,339	61,018	44,758	-	-	203,115
Distribution, circulation and fulfillment	11,813	28,039	15,949	-	-	55,801
Selling, general and administrative expenses	56,562	20,408	15,357	3,867	-	96,194
Depreciation and amortization	13,261	2,315	4,270	508	-	20,354
Integration, consolidation and relocation	152	590	-	443	-	1,185
Disposal of land, building and equipment, net	-	94	-	-	-	94

Operating income (loss)	$15,551	$9,572	$9,182	$(4,818)	$-	$29,487

As of January 31, 2008
Total assets	$1,378,489	$433,508	$538,867	$89,208	$(4,067)	$2,436,005
Goodwill	$673,654	$194,649	$201,532	$-	$-	$1,069,835
Intangibles, net	$561,808	$37,868	$37,406	$-	$-	$637,082

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
(unaudited)

Nine months ended October 31, 2008 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$6,533	$711,449	$675,500	$-	$-	$1,393,482
Advertising	180,933	-	-	-	-	180,933
Circulation	111,932	-	-		(21,440)	90,492
Manufacturing	-	30,365	-	-	-	30,365
Claiming and information	-	9,127	-	-	-	9,127
Other	63,611	14,757	-	-	-	78,368
Total revenues, net	363,009	765,698	675,500	-	(21,440)	1,782,767
Cost of goods sold	99,521	582,094	558,365	-	(21,440)	1,218,540

Gross profit	263,488	183,604	117,135	-	-	564,227
Distribution, circulation and fulfillment	34,367	84,756	45,586	-	-	164,709
Selling, general and administrative expenses	153,236	67,094	41,776	10,728	-	272,834
Depreciation and amortization	36,213	6,717	8,705	2,555	-	54,190
Integration, consolidation and relocation	2,428	21,327	2,463	1,748	-	27,966
Impairment of goodwill and intangible assets	270,847	-	-	-	-	270,847
Write off of acquisition related assets	-	4,603	-	1,900	-	6,503
Provision for customer bankruptcy	872	-	9,336	-	-	10,208

Operating (loss) income	$(234,475)	$(893)	$9,269	$(16,931)	$-	$(243,030)

Capital expenditures:	$3,738	$9,953	$7,919	$3,423	$-	$25,033

Nine months ended October 31, 2007 (in thousands)	Media	Periodical Fulfillment	DVD and CD Fulfillment	Shared Services	Eliminations	Consolidated

Revenues, net:
Distribution	$2,268	$691,248	$687,103	$-	$-	$1,380,619
Advertising	67,471	-	-	-	-	67,471
Circulation	40,142	-	-	-	(8,010)	32,132
Manufacturing	-	22,325	-	-	-	22,325
Claiming and information	-	10,542	-	-	-	10,542
Other	23,017	12,595	-	-	-	35,612
Total revenues, net	132,898	736,710	687,103	-	(8,010)	1,548,701
Cost of goods sold	35,559	559,204	565,849	-	(8,010)	1,152,602

Gross profit	97,339	177,506	121,254	-	-	396,099
Distribution, circulation and fulfillment	11,813	84,053	42,966	-	-	138,832
Selling, general and administrative expenses	56,562	62,375	46,169	11,649	-	176,755
Depreciation and amortization	13,261	6,797	12,485	1,633	-	34,176
Integration, consolidation and relocation	152	674	-	443		1,269
Disposal of land, building and equipment, net	-	174	-		-	174

Operating income (loss)	$15,551	$23,433	$19,634	$(13,725)	$-	$44,893

Capital expenditures:	$1,825	$7,458	$7,139	$4,064	$-	$20,486

14. Subsequent Event

On November 10, 2008, one of the trading partners of our Media and DVD and CD Fulfillment segments, Circuit City Stores, Inc., filed for protection under Chapter 11 of the US Bankruptcy Code.  Accordingly, the Company has booked a reserve in the amount of $10.2 million against the related trade receivables.

SOURCE INTERLINK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
(unaudited)

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

·              changes in the availability of credit;

·              adverse effects to our customer base, upon whom our business depends;

·              disruptions in the operations of our key shipper and/or increased costs for shipping services;

·              the departure from the Company of key personnel;

 ·             actions by foreign governments that affect the ability to continue business with any of our foreign tradingpartners;

·              changes in print, ink, paper and fuel costs;

·              changes in consumer discretionary spending; and

 ·             a continued and prolonged economic downturn.

The factors listed above should not be construed as exhaustive.  We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The factors listed above provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision relating to our common stock, you should be aware that the occurrence of the events described in these risk factors and those set forth under “Risk Factors” in our Annual Report for the fiscal year ended January 31, 2008 filed with the SEC on April 15, 2008, as amended on May 30, 2008 could have a material adverse effect on our business, operating results and financial condition. You should read and interpret any forward-looking statement in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a premier publishing, marketing, merchandising and fulfillment company of entertainment products including magazines, DVDs, music CDs, books and related items, serving over 100,000 retail locations throughout North America. We produce print and digital content for consumers in North America through our enthusiast media division, Source Interlink Media (“SIM”), which was acquired on August 1, 2007.We also sell and distribute entertainment products to leading mass merchandise retailers, grocery stores, bookstore chains, music stores, drug stores and other specialty retailers, as well as e-commerce retailers. We offer customers an array of value-added content and services including enthusiast media publications and online content, category management, product procurement, fulfillment services, claims submission, information services and in-store fixturing.  We believe no other competitor can provide this scope of content and services across this range of home entertainment products.

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

On October 20, 2008, Michael R. Duckworth resigned as Chairman of the Board, director of the Company and all other positions he held with respect to the Company and its subsidiaries.  Effective October 21, 2008, the Board of Directors of the Company appointed Mr. Gregory Mays as the Company’s Chairman of the Board and Chief Executive Officer.  For more information, refer to our Form 8-K filed with the SEC on October 24, 2008.

Our Divisions

Source Interlink Media

Our SIM division is one of the largest providers of enthusiast print and digital content in North America. SIM sells print advertising space in its publications, sells publications through newsstands and subscriptions, sells online advertising and lead generation services, and sells sponsorships and tickets for events. Its properties consist of approximately 80 publications, 94 websites and over 100 events as of October 31, 2008. Well known print titles include Motor Trend, Hot Rod, Lowrider, Power & Motoryacht, Surfer, Home Theater, Motorcyclist, 4 Wheel & Offroad, and Soap Opera Digest. SIM’s web properties include Automotive.com, Motortrend.com and Equine.com as well as corresponding properties for most of its print publications. SIM’s magazines have a combined circulation of approximately 9.0 million print copies per month, and its websites reach a total of over 19 million unique users who generate over 145 million page views per month. The estimated total reach of our audience is over 75 million consumers each month. Additionally, the reader base of our automotive portfolio is approximately 90% male, and approximately 81% are between 18 and 54 years old.

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

DVD / CD Fulfillment

Our DVD / CD Fulfillment division is the leading independent distributor of DVDs and CDs in the home entertainment products marketplace, offering the most extensive selection of products in the United States. It provides category management (vendor managed inventory), procurement, fulfillment and e-commerce services to leading DVD and CD retailers and Internet retailers, including Barnes & Noble, Amazon.com, Meijer, K Mart, Toys “R” Us and Walgreens. The DVD / CD Fulfillment division utilizes its industry leading Stock Keeping Unit (“SKU”) availability of approximately 360,000 CD titles and approximately 100,000 DVD titles, approximately two-thirds of which are physically in stock in our warehouses, as well as video games and other related products to supply a tailored merchandise offering for its customers. Through its Consumer Direct Fulfillment segment, the division also provides fulfillment for the majority of domestic e-commerce sites that sell music or videos.

Operating Environment

Our business is affected by economic factors that impact the level of consumer disposable income.  The continuing economic downturn has affected the level of consumer spending on discretionary items such as magazines, DVDs and CDs.  This reduction in discretionary spending has had a related effect on the amount of advertising spend in our publications.  Advertising is a significant source of revenue for us and is traditionally negatively affected by economic downturns in any of our segment’s markets.  This adverse market environment intensified during this quarter, and was characterized by increased illiquidity in the credit markets, wider credit spreads, lower business and consumer confidence, and concerns about corporate earnings and the solvency of financial institutions and trading partners, the combination of which contributed to negative effects on our financial position, operating results and cash flow.

In light of the above factors, we have engaged in significant cost cutting initiatives.  These initiatives include widespread head-count reductions, integration of our two fulfillment segments and administration rationalization.  The cost-cutting initiatives already implemented are expected to have run-rate impact of $38.0 million.  We also reduced capital expenditures in the third quarter to help preserve capital. In light of these actions, we believe we will have sufficient liquidity to finance our operations and debt service for at least the next twelve months.

Our business relies on its credit facilities to finance normal daily operations.  Our Term Loan B and Senior Notes require compliance with a financial covenant measured on the relative levels of Senior Secured Debt and Consolidated Adjusted EBITDA, as defined.  Despite the unfavorable macro-economic conditions, we have maintained compliance with this measure.  However, as a result of unprecedented volatility in the economy, no assurance can be made as to future compliance.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), we conduct annual impairment testing of goodwill in February of each year, or more frequently if events occur or circumstances change that would indicate our goodwill is impaired. The recent adverse market and business conditions noted above are not interim impairment indicators of our goodwill. However, further declines in our operating results, our projected operating results and prolonged deterioration of economic conditions could result in future impairments of our long-lived assets including goodwill.

On November 10, 2008, Circuit City Stores, Inc. filed for Chapter 11 bankruptcy protection.  As a result of the filing, we recorded a $10.2 million reserve against our accounts receivable from Circuit City, as of October 31, 2008.  Subsequent to this bankruptcy filing, we have continued to provide fulfillment services to Circuit City on a cash-in-advance basis.

Overview

Significant events that occurred during the nine months ended October 31, 2008 and 2007 include:

Restructuring

In fiscal 2009, we developed a restructuring and integration plan to streamline our businesses, address post-acquisition redundancies and lower overhead costs.  The implementation of these strategies to streamline our acquired businesses with existing operations involves the integration of seven distribution centers into three for our Periodical Fulfillment Services segment, the relocation of our Coral Springs, FL distribution facility to Shepherdsville, KY for our DVD and CD Fulfillment segment and a significant reduction in workforce.

We are accounting for certain of these activities in accordance with the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”) which addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities.  FAS 146 prohibits the recognition of liabilities associated with exit or disposal activities on the date that an entity commits to a plan, mandating that such liabilities and costs be recorded only when actually incurred. Therefore, we have recognized costs associated with our exit and disposal activities in the amount of $23.9 and $28.0 million for the three and nine months ended October 31, 2008, respectively.  These amounts are aggregated on the consolidated statements of operations under Integration, consolidation and relocation expense and at October 31, 2008, a balance of $12.1 million is recorded in Accrued expenses related to these activities.

Refinancing of Bridge Facility and Issuance of Senior Notes

On June 26, 2008, the Company consummated the refinancing and permanent retirement of all of its indebtedness under the certain Senior Subordinated Bridge Loan Agreement (the “Bridge Facility”), dated as of August 1, 2007.  This refinancing and permanent retirement was effected through the exchange of the Company’s 11.25% Senior Unsecured Notes due 2015 (the “Senior Notes”) for the termination of the Company’s indebtedness under the Bridge Facility.  The Senior Notes were issued to the former Bridge Facility lenders and were offered in conformance with the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933.  These notes constitute “restricted securities” under Rule 144A of the aforementioned Act.  Furthermore, in connection therewith, the Company entered into a Registration Rights Agreement, dated as of June 26, 2008 by and between the Company, certain subsidiaries of the Company as guarantors and the Senior Note holders, Citigroup Global Markets Inc., JPMorgan Securities Inc., Citigroup North America Inc. and JPMorgan Chase Bank N.A.  The Senior Notes were issued under an Indenture, dated as of June 23, 2008, by and between the Company, certain of the Company’s subsidiaries and HSBC Bank USA, National Association, as Trustee.

As part of the aforementioned refinancing, the Company paid a conversion fee of $11.6 million and other deferred financing fees of approximately $0.8 million, which will be amortized over the term of the Senior Notes.  As a result of the refinancing, the Company wrote off the remaining $1.0 million of deferred financing fees related to the Bridge Facility.

Business Combinations

In July 2008, the Company purchased the remaining 19.9% of Automotive.com, Inc. for $42.0 million in cash.  The Company expects to realize numerous benefits as a result of attaining total management control of the Autodigital business, including operating synergies, cross-selling opportunities, improved customer management and cost savings through rationalization and integration strategies.  This acquisition resulted in the retirement of $40.7 million of obligations, including minority interests and a $0.7 million increase in amortizable intangible assets.  The purchase price was funded by additional borrowings under the Company’s Revolving Credit Facility.

During the three months ended October 31, 2008, the Company settled certain portions of its working capital adjustment pertaining to the acquisition of Primedia Enthusiast Media, Inc. (“PEM”).  As a result, the Company received a $4.4 million refund from Primedia, Inc., PEM’s former parent company.

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

As a result of our fiscal year 2009 FAS 142 annual first quarter impairment analysis, we determined that the goodwill of four of our reporting units of our Media reportable segment was impaired and consequently recorded an impairment charge of $196.5 million during the first quarter. However, the results of the Phase I analysis indicated significant clearance on three of the reporting units within our Media reportable segment.  This determination was based largely on management’s projections regarding the revenues and profitability of the Media reportable segment as well as the effects of the recent credit market changes, the continued economic downturn and the related effects on customer discretionary spending and print advertising. The charge was measured on the basis of comparison of estimated fair values with corresponding book values and relates primarily to goodwill recorded in connection with our acquisition of EM. These fair values were determined in accordance with Company policy discussed above as well as FAS 142 and other relevant guidance.

Valuation Allowance

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments which we considered in determining the need to record a full valuation allowance in the first quarter of fiscal 2009, including the continuing economic downturn and our projections regarding the near-term revenues and profitability of our segments. As a result of our assessment, we recorded a valuation allowance on deferred tax assets of approximately $133.3 million for the nine months ended October 31, 2008.

Sale of Wood Manufacturing Division

On July 31, 2007, we sold substantially all of the assets of our Wood Manufacturing Division.  This discontinued operation has been excluded from current and prior year results as presented herein.  See Note 8 – Discontinued Operation.

Results of operations

Please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and filed with the SEC on April 15, 2008, as amended on May 30, 2008, for more information on the types of revenues and expenses included within the specific line-items in our financial statements.

The Company’s segment reporting is based on the reporting of senior management to the chief operating decision maker. This reporting combines the Company’s business units in a logical way that identifies business concentrations and synergies.  Accordingly, beginning in fiscal 2009, management has restructured the presentation of the Company’s segments to better reflect the change in management and financial reporting of the applicable units.  The Company’s segments are heretofore presented as follows: Media, Periodical Fulfillment Services, DVD and CD Fulfillment and Shared Services.  Prior reporting periods have been reclassified to conform to current presentation to make prior period comparisons meaningful.

THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Three months ended October 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$2,207	$2,268	$(61)	(2.7%)
Advertising	56,297	67,471	(11,174)	(16.6%)
Circulation	36,100	40,142	(4,042)	(10.1%)
Other	20,549	23,017	(2,468)	(10.7%)

Total revenues, net	115,153	132,898	(17,745)	(13.4%)
Cost of goods sold	31,870	35,559	(3,689)	(10.4%)

Gross profit	83,283	97,339	(14,056)	(14.4%)
Distribution, circulation and fulfillment	11,016	11,813	(797)	(6.7%)
Selling, general and administrative expenses	48,398	56,562	(8,164)	(14.4%)
Depreciation and amortization	12,006	13,261	(1,255)	(9.5%)
Integration, consolidation and relocation	409	152	257	169.1%
Provision for customer bankruptcy	872	-	872	NM

Operating income	$10,582	$15,551	$(4,969)	(32.0%)

Key operating measures:
Gross profit margin	72.3%	73.2%	(0.9%)
Operating income margin	9.2%	11.7%	(2.5%)
Distribution, circulation and fulfillment as a percent of revenues	9.6%	8.9%	0.7%
Selling, general and administrative expenses as a percent of revenues	42.0%	42.6%	-0.6%

NM - percentage change not meaningful

 On August 1, 2007, we acquired SIM, which created our Media operating segment.  Since acquiring SIM, the media industry has faced competitive challenges with advertisers migrating to other platforms and increases in raw materials and other operating costs.  The continued weakening of the economy has exacerbated these conditions with all lines of revenues experiencing volume declines, especially advertising.  Our largest advertising revenue source, the automotive industry, has significantly reduced its advertising spend and the extent to which these negative trends will persist remains unclear at present.  Circulation and other revenues are dependent on the level of discretionary income available to our customers and, therefore, have been negatively affected by the continued economic downturn.  Accordingly, we have implemented cost cutting measures and reduced headcount which has reduced our operating expenses this quarter.  The combination of the above factors has reduced operating income for the quarter. The provision for bankruptcy charge relates entirely to Circuit City receivables.

Periodical Fulfillment Services

The following table sets forth, for the periods presented, information relating to our Periodical Fulfillment Services segment:

	Three months ended October 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$221,627	$237,620	$(15,993)	(6.7%)
Manufacturing	10,601	8,315	2,286	27.5%
Claiming and information	2,428	3,429	(1,001)	(29.2%)
Other	9,801	3,811	5,990	157.2%

Total revenues, net	244,457	253,175	(8,718)	(3.4%)
Cost of goods sold	185,075	192,157	(7,082)	(3.7%)

Gross profit	59,382	61,018	(1,636)	(2.7%)
Distribution, circulation and fulfillment	28,004	28,039	(35)	(0.1%)
Selling, general and administrative expenses	21,047	20,408	639	3.1%
Depreciation and amortization	2,359	2,315	44	1.9%
Integration, consolidation and relocation	20,840	590	20,250	NM
Disposal of land, building and equipment, net	-	94	(94)	NM

Operating (loss) income	$(12,868)	$9,572	$(22,440)	(234.4%)

Key operating measures:
Gross profit margin	24.3%	24.1%	0.2%
Operating income margin	(5.3%)	3.8%	(9.1%)
Distribution, circulation and fulfillment as a percent of revenues	11.5%	11.1%	0.4%
Selling, general and administrative expenses
as a percent of revenues	8.6%	8.1%	0.5%

NM - percentage change not meaningful

Economic conditions continue to reduce the amount of discretionary income available to our trading partners’ customers, leading to an overall reduction in net revenues compared with the same quarter last year.  Declining distribution revenues due to economic conditions have been partially offset by higher volume in the manufacturing lines and increased wastepaper revenue which is recorded as “other revenues”.  We continue to experience customer attrition in the rebate/information business.

Selling, general and administrative expenses have increased over the same period last year due in part to additional Information Technology expense associated with our continued integration of the operating platforms of our prior acquisitions.

Integration, consolidation and relocation expense relates to costs associated with the consolidation of seven of our distribution centers into three – see Note 12 for more information.

Operating margin is significantly lower due to integration, consolidation and relocation expenses incurred during the quarter.

DVD and CD Fulfillment

The following table sets forth, for the periods presented, information relating to our DVD and CD Fulfillment segment:

	Three months ended October 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$239,120	$261,086	$(21,966)	(8.4%)

Total revenues, net	239,120	261,086	(21,966)	(8.4%)
Cost of goods sold	197,080	216,328	(19,248)	(8.9%)

Gross profit	42,040	44,758	(2,718)	(6.1%)
Distribution, circulation and fulfillment	15,808	15,949	(141)	(0.9%)
Selling, general and administrative expenses	11,854	15,357	(3,503)	(22.8%)
Depreciation and amortization	2,890	4,270	(1,380)	(32.3%)
Integration, consolidation and relocation	1,070	-	1,070	NM
Provision for customer bankruptcy	9,336	-	9,336	NM

Operating income	$1,082	$9,182	$(8,100)	(88.2%)

Key operating measures:
Gross profit margin	17.6%	17.1%	0.5%
Operating income margin	0.5%	3.5%	(3.0%)
Distribution, circulation and fulfillment as a percent of revenues	6.6%	6.1%	0.5%
Selling, general and administrative expenses
as a percent of revenues	5.0%	5.9%	(0.9%)

NM - percentage change not meaningful

Revenues from sales of DVDs and CDs have been affected by the reduced consumer demand prevalent throughout the country for discretionary items which accounts for the 8.4% decline versus the same quarter last year.

Distribution, circulation and fulfillment as a percent of revenues increased due to increased fuel surcharges in the current year period compared to the prior year period.

Selling, general and administrative expenses in total and as a percent of revenues decreased due to reduced headcount and the successful implementation of cost reduction strategies.

Depreciation and amortization decreased primarily due to decreased intangible assets as a result of the fourth quarter prior year impairment.

Integration, consolidation and relocation expense relates to costs incurred this quarter are due to the relocation of our Coral Springs, FL distribution facility to Shepherdsville, KY.

Operating income and margin are significantly lower due to the integration, consolidation and relocation expense and the provision for bankruptcy charge in the amount of $9.3 million related to Circuit City receivables.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Three months ended October 31,		Change
	2008	2007	Amount	Percent

Selling, general and administrative expenses	$2,843	$3,867	$(1,024)	(26.5%)
Depreciation and amortization	833	508	325	64.0%
Integration, consolidation and relocation	1,600	443	1,157	261.2%

Operating loss	$(5,276)	$(4,818)	$(458)	(9.5%)

Key operating measures:
Selling, general and administrative expenses
as a percent of total company revenues	0.5%	0.6%	(0.1%)

NM - percentage change not meaningful

Selling, general and administrative expenses are considerably less than last year due in part to the effects of cost cutting initiatives and the achievement of integration synergies.

Integration, consolidation and relocation expenses include the costs attributable to the exit of certain leased facilities.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  Net interest expense was $30.1 million and $35.6 million for the three months ended October 31, 2008 and 2007, respectively.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.  Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rate for the current quarter was 0% versus an effective tax rate of 40.0% in the same period of the prior year. The change in effective tax rates is due to the establishment of a valuation allowance.  Our effective tax rate differs from that disclosed in our Annual Report on Form 10-K due to the full valuation of current period tax benefits.

NINE MONTHS ENDED OCTOBER 31, 2008 AND 2007

Media

The following table sets forth, for the periods presented, information relating to our Media segment:

	Nine months ended October 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$6,533	$2,268	$4,265	188.1%
Advertising	180,933	67,471	113,462	168.2%
Circulation	111,932	40,142	71,790	178.8%
Other	63,611	23,017	40,594	176.4%

Total revenues, net	363,009	132,898	230,111	173.1%
Cost of goods sold	99,521	35,559	63,962	179.9%

Gross profit	263,488	97,339	166,149	170.7%
Distribution, circulation and fulfillment	34,367	11,813	22,554	190.9%
Selling, general and administrative expenses	153,236	56,562	96,674	170.9%
Depreciation and amortization	36,213	13,261	22,952	173.1%
Integration, consolidation and relocation	2,428	152	2,276	NM
Impairment of goodwill and intangible assets	270,847	-	270,847	NM
Provision for customer bankruptcy	872	-	872	NM

Operating (loss) income	$(234,475)	$15,551	$(250,026)	(1,607.8%)

NM - percentage change not meaningful

On August 1, 2007, we acquired SIM, which created our Media operating segment.  Therefore, the results above include nine months for fiscal 2009 and only three months at October 31, 2007 and are not comparable.

Periodical Fulfillment Services

The following table sets forth, for the periods presented, information relating to our Periodical Fulfillment Services segment:

	Nine months ended October 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$711,449	$691,248	$20,201	2.9%
Manufacturing	30,365	22,325	8,040	36.0%
Rebate/information	9,127	10,542	(1,415)	(13.4%)
Other	14,757	12,595	2,162	17.2%

Total revenues, net	765,698	736,710	28,988	3.9%
Cost of goods sold	582,094	559,204	22,890	4.1%

Gross profit	183,604	177,506	6,098	3.4%
Distribution, circulation and fulfillment	84,756	84,053	703	0.8%
Selling, general and administrative expenses	67,094	62,375	4,719	7.6%
Depreciation and amortization	6,717	6,797	(80)	(1.2%)
Write off of acquisition related assets	4,603	-	4,603	NM
Integration, consolidation and relocation	21,327	674	20,653	NM
Disposal of land, building and equipment, net	-	174	(174)	NM

Operating (loss) income	$(893)	$23,433	$(24,326)	(103.8%)

Key operating measures:
Gross profit margin	24.0%	24.1%	(0.1%)
Operating income margin	(0.1%)	3.2%	(3.3%)
Distribution, circulation and fulfillment as a percent of revenues	11.1%	11.4%	(0.3%)
Selling, general and administrative expenses
as a percent of revenues	8.8%	8.5%	0.3%

NM - percentage change not meaningful

Revenues have increased due to the impact of a new exclusive contract with a major bookstore, new business to traditional retailers and higher volume in the manufacturing lines and increased wastepaper revenue which is recorded as “other revenues”.  This has been offset by some customer attrition in the rebate/information business.

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

Integration, consolidation and relocation expense relates to costs associated with the consolidation of seven of our distribution centers into three – see Note 12 for more information.

Operating margin is significantly lower due to the one-off non cash purchase price adjustment of $4.6 million and the integration, consolidation and relocation expenses incurred during the period.

DVD and CD Fulfillment

The following table sets forth, for the periods presented, information relating to our DVD and CD Fulfillment segment:

	Nine months ended October 31,		Change
	2008	2007	Amount	Percent

Revenues, net
Distribution	$675,500	$687,103	$(11,603)	(1.7%)

Total revenues, net	675,500	687,103	(11,603)	(1.7%)
Cost of goods sold	558,365	565,849	(7,484)	(1.3%)

Gross profit	117,135	121,254	(4,119)	(3.4%)
Distribution, circulation and fulfillment	45,586	42,966	2,620	6.1%
Selling, general and administrative expenses	41,776	46,169	(4,393)	(9.5%)
Depreciation and amortization	8,705	12,485	(3,780)	(30.3%)
Integration, consolidation and relocation	2,463	-	2,463	NM
Provision for customer bankruptcy	9,336	-	9,336	NM

Operating income	$9,269	$19,634	$(10,365)	(52.8%)

Key operating measures:
Gross profit margin	17.3%	17.6%	(0.3%)
Operating income margin	1.4%	2.9%	(1.5%)
Distribution, circulation and fulfillment as a percent of revenues	6.7%	6.3%	0.4%
Selling, general and administrative expenses
as a percent of revenues	6.2%	6.7%	(0.5%)

NM - percentage change not meaningful

Revenues from sales of DVDs and CDs have been affected by the reduced consumer demand prevalent throughout the country for discretionary items and this has led to the 1.7% decline versus the same nine month period last year.

Gross profit margin decreased slightly as a significant new customer, gained in the third quarter of the prior year carries lower gross margins, the penalties for vendor returns increased and advertising and rebate income decreased.

Distribution, circulation and fulfillment as a percent of revenues increased due to increased fuel surcharges in the current year period compared to the prior year period.

Selling, general and administrative expenses in total and as a percent of revenues decreased due to reduced headcount and successful implementation of cost reductions.

Depreciation and amortization decreased primarily due to decreased intangible assets as a result of the fourth quarter prior year impairment.

Integration, consolidation and relocation expense relates to costs incurred due to the relocation of our Coral Springs, FL distribution facility to Shepherdsville, KY.

Operating margin and income are significantly lower due to the integration, consolidation and relocation expense and the provision for bankruptcy charge in the amount of $9.3 million related to Circuit City receivables.

Shared Services

The following table sets forth, for the periods presented, information relating to our Shared Services segment:

	Nine months ended October 31,		Change
	2008	2007	Amount	Percent

Selling, general and administrative expenses	$10,728	$11,649	$(921)	(7.9%)
Depreciation and amortization	2,555	1,633	922	56.5%
Integration, consolidation and relocation	1,748	443	1,305	NM
Write off of acquisition related assets	1,900	-	1,900	NM

Operating loss	$(16,931)	$(13,725)	$(3,206)	(23.4%)

Key operating measures:
Selling, general and administrative expenses
as a percent of total company revenues	0.6%	0.8%	(0.2%)

NM - percentage change not meaningful

Integration, consolidation and relocation expenses include the costs attributable to the exit of certain leased facilities.

During the nine months ended October 31, 2008, we wrote off $1.9 million in previously capitalized acquisition related costs.  The write-off occurred as a direct result of management’s determination that continued capitalization of these costs was no longer appropriate given the status of the potential acquisition.

Interest Expense

Interest expense includes the interest and fees on our significant debt instruments and outstanding letters of credit.  Net interest expense increased to $87.8 million from $41.7 million for the nine months ended October 31, 2008 and 2007, respectively.  The increase relates to the significant borrowings detailed in Note 6, as a result of our acquisition of SIM and the issuance of the Senior Notes.

Other Income (Expense)

Other income (expense) consists of items outside the normal course of operations.  Due to its nature, comparability between periods is not generally meaningful.

Income Tax Expense

The effective tax rate for the nine months ended October 31, 2008 was 0% versus an effective tax rate of 40.0% in the same period of the prior year. The change in effective tax rates is due to the establishment of a valuation allowance.  Our effective tax rate differs from that disclosed in our Annual Report on Form 10-K due to the full valuation of current period tax benefits.

Liquidity and Capital Resources

The primary sources of the Company’s cash are receipts from customers and borrowings under our credit facilities.

Our primary cash requirements for the Media group consist of raw materials and salaries.  Our primary cash requirements for the Periodical Fulfillment Services group consist of the cost of home entertainment products, the cost of freight and facility expense associated with our distribution centers and the cost of raw materials, labor, and factory overhead incurred in the production of front-end wire displays, the cost of labor incurred in providing our claiming, design and information services and cash advances funding our Advance Pay program.  Our Advance Pay program allows retailers to accelerate collections of their rebate claims through payments from us in exchange for the transfer to us of the right to collect the claim.  We then collect the claims when paid by publishers for our own account.  Our primary cash requirements for the DVD and CD Fulfillment group consist of the cost of home entertainment products and the cost of freight, labor and facility expense associated with our distribution centers. Our primary cash requirements for the Shared Services group consist of salaries and professional fees not allocated to the operating groups, repayments of principal on our term loan and interest payments on our debt.

The Company has a $300.0 million revolving credit facility dated as of August 1, 2007. Availability under the facility is limited by the Company’s borrowing base calculation, as defined in the agreement. The calculation resulted in excess availability, after consideration of outstanding letters of credit, of $202.1 million at October 31, 2008 and borrowings at this date amount to $50.3 million compared with $0 at January 31, 2008.  Proceeds from the revolving credit facility are used for general corporate purposes, including seasonal working capital needs, for the acquisition of the minority interest of our Media reportable segment’s Autodigital reporting unit on July 18, 2008 and payment of the related financing fees of $12.4 million.

The Company has an $880.0 million term loan dated as of August 1, 2007 under which it had one LIBOR contract outstanding at October 31, 2008 in the amount of $869.00 million, maturing in August 2008 bearing interest at 6.469%.  During the nine months ended October 31, 2008, the Company made principal repayments totaling $6.6 million on this loan.

In addition, on June 26, 2008, the Company retired the Bridge Facility of $465.0 million by issuing the Senior Notes in the same principal amount.  As noted above, the payment of $12.4 million in fees is included in the Company’s financing activities for the period.

The Company had $1,413.0 million in outstanding borrowings on October 31, 2008.  The Company had $1,378.5 million in outstanding debt at October 31, 2007.

Operating Cash Flow

Net cash provided by operating activities was $19.9 million for the nine months ended October 31, 2008 compared with cash provided by operating activities of $57.0 million for the nine months ended October 31, 2007.

Operating cash flows for the nine months ended October 31, 2008 were comprised of:

•	Net loss of $333.3 million,

•	Plus non-cash charges and positive changes in operating assets and liabilities including:

•      impairment of goodwill and intangibles of $270.8 million,
•      depreciation and amortization of $64.6 million
•      provisions for losses on accounts receivable of $14.6 million
•      increases in deferred revenue of $2.1 million and
•	increases in accounts payable and other liabilities of $110.7 million

•	Cash was used for:

•	increases in other assets of $7.8 million
•      increases in accounts receivable of $18.4 million and
•      increases in inventories of $92.3 million.

The increase in accounts receivable of $18.4 million relates primarily to increases of $9.1 million in our DVD and CD Fulfillment segment and $10.5 million in Periodical Fulfillment Services.

The increase in inventories of $92.3 million is made up of increases in all our segments with $68.6 million in our DVD and CD Fulfillment as is customary at this time of year due to the seasonality of its products and an increase in inventories of $23.2 million within our Periodical Fulfillment Services group related primarily to the timing of shipments and increased consignment inventory.

The increase in accounts payable and other liabilities of $110.7 million relates primarily to an increase in accounts payable within our DVD and CD Fulfillment group of $61.3 million related to increased purchases of inventories in anticipation of shipments required for the holiday shopping season and extended payment terms associated with the holiday shopping season related to the timing of vendor payments.  Also contributing to the increase in accounts payable and other liabilities was our Periodical Fulfillment Services group which experienced an increase of $61.5 million due primarily to the timing of vendor payments.

Operating cash flows for the nine months ended October 31, 2007 were comprised of:

•	Net loss of $0.4 million,

•	Plus non-cash charges and positive changes in operating assets and liabilities including:

•	depreciation and amortization of $38.6 million,
•	provisions for losses on accounts receivable of $2.0 million
•      write off of deferred financing fees of $1.3 million
•      increases in deferred revenue of $1.2 million
•	loss on sale of discontinued operations of $0.7 million, and
•	increases in accounts payable and other liabilities of $148.7 million.

•	Cash was used for:

•	increases in accounts receivable of $26.2 million
•	increases in inventories of $104.4 million, and
•	increases in other current and non current assets of $2.0 million.

The increase in accounts payable and other liabilities relates primarily to an increase in accounts payable within our DVD and CD Fulfillment group of $90.8 million primarily related to increased purchases of inventories in anticipation of shipments required for the holiday shopping season and extended payment terms associated with the holiday shopping season, an increase in accounts payable within our Periodical Fulfillment Services group of $59.2 million related to newly established payables terms with a major supplier and the timing of payments to other major suppliers.

The increase in accounts receivable relates primarily to a increase in accounts receivable within our DVD and CD Fulfillment group of $49.5 million related to the increased shipments in anticipation of the holiday shopping season and the buildup of receivables from a recently obtained significant new customer, partially offset by a decrease of $24.3 million within our Periodical Fulfillment Services group related primarily to the timing of customer payments as a result of our improved customer collections processes.

The increase in inventories relates primarily to an increase in inventories within our DVD and CD Fulfillment group of $76.1 million related primarily to the build up of inventories in anticipation of the holiday shopping season, an increase in inventories of $27.8 million within our Periodical Fulfillment Services group related primarily to the timing of shipments and increased consignment inventory.

The increase in other current and non-current assets relates primarily to increases within our Shared Services, DVD and CD Fulfillment, Periodical Fulfillment Services and Media segments of $3.3 million, $3.5 million, $1.4 million and $1.7 million, respectively.  These increases were partially offset by a decrease in income taxes receivable due to $10.0 million in income tax refunds received during the nine months ended October 31, 2007.

Investing Cash Flow

Net cash used by investing activities was $67.8 million for the nine months ended October 31, 2008 compared with cash used by investing activities of $1.2 billion for same period last year.

For the nine months ended October 31, 2008, cash used by investing activities consisted primarily of the $42.0 million in cash paid to purchase the remaining minority interest in Automotive.com, Inc.  Capital expenditures of $25.0 million made up the majority of the remaining net cash used.

For the nine months ended October 31, 2007, cash used by investing activities consisted primarily of $20.5 million in capital expenditures and $1.2 billion paid for the acquisition of SIM, partially offset by $9.8 million received from the sale of our Wood Manufacturing division and $5.8 million received from net claiming activity.

Financing Cash Flow

Outstanding balances on our credit facility fluctuate partially due to the timing of the retailer rebate claiming process and our Advance Pay program, the seasonality of our front end wire and services business and the payment cycles of the DVD and CD and Periodical Fulfillment businesses. Because the magazine distribution business and Advance Pay program cash requirement usually peaks during the middle of the fiscal quarter, the reported bank debt levels usually are the minimum level outstanding during that time. Our DVD and CD Fulfillment group has historically generated approximately 33% of its total net sales in the fourth calendar quarter coinciding with the holiday shopping season and therefore requires greater borrowings in the third quarter to finance the buildup of inventory.

Payments under our Advance Pay program generally occur just prior to our fiscal quarter end. The related claims are not generally collected by us until 30-60 days after the advance is made. As a result, our funding requirements peak at the time of the initial advances and decrease over this period as the cash is collected on the related claims.

The front end display fixture manufacturing and services business is seasonal because most retailers prefer initiating new programs before the holiday shopping season begins, which concentrates revenues in our second and third fiscal quarters. Receivables from these programs are generally collected from all participants within 180 days. We are usually required to tender payment on the costs of these programs (raw material and labor) within a shorter period. As a result, our funding requirements peak in the second and third fiscal quarters when we manufacture the fixtures, and decrease significantly in the fourth and first fiscal quarters as the related receivable are collected and significantly less manufacturing activity is occurring.

Net cash provided by financing activities was $18.1 million for the nine months ended October 31, 2008 versus cash provided by financing activities of $1.2 billion for the same period last year.

Financing activities in the nine months ended October 31, 2008 consisted primarily of $50.3 million in borrowings on our revolving credit facility.  This amount was offset by payments of financing fees, notes payable and capital leases, and deferred purchase price liabilities of $12.4 million, $12.7 million and $7.3 million, respectively.

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

Debt

For a detailed description of the terms of our significant debt instruments, please refer to Note 6 of our Consolidated Financial Statements.

In connection with our acquisition of SIM, we issued three new credit facilities on August 1, 2007.These facilities consist of a $300.0 million asset-based revolving facility that had a balance of $50.3 million at October 31, 2008, an $880.0 million term loan facility that amortizes 1.0% per year, and a $465.0 million bridge loan which we refinanced on June 26, 2008 by issuing $465.0 million 11.25% Senior Unsecured Notes due 2015.  We expect to pay interest and repay principal on these facilities with cash flow generated from operations.

Off-Balance Sheet Arrangements

We do not engage in transactions or arrangements with unconsolidated or other special purpose entities as defined by Item 303(a) (4) of Regulation S-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates.

Our debt primarily relates to credit facilities with Citicorp North America, Inc and long-term financing in the form of Senior Notes.  See Note 6 to our Consolidated Financial Statements.

The revolving credit facility with Citicorp North America had an outstanding principal balance of $50.3 million at October 31, 2008. There were outstanding balances of $869.0 million and $465.0 million as of October 31, 2008 on our Term Loan B and Senior Notes, respectively.  Interest on the outstanding balance of the revolver is charged at Prime plus a margin of 0.50%.  Interest on the outstanding balance of the Term Loan B is charged based on LIBOR (3.21875% at October 31, 2008) plus a margin of 3.25%.  Interest on the Senior Notes is charged at 11.25%, fixed.

As a result of the above, our primary market risks relate to fluctuations in interest rates.  On April 11, 2008, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge the Company’s exposure to fluctuations in LIBOR.  The notional amount of this swap is $210.0 million.  A 1.0% increase in the prevailing interest rate on our debt at October 31, 2008 is estimated to cause an increase of $2.2 million in interest expense for the remainder of the year ending January 31, 2009.The swap would provide protection against approximately $1.1 million of the above increase.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect those controls.

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

SOURCE INTERLINK COMPANIES, INC.

December 10, 2008	By:	/s/ Marc Fierman
Marc Fierman
Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Registration Rights Agreement, dated as of June 26, 2008, by and between Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Citicorp North America Inc., JPMorgan Chase Bank N.A., as filed with the SEC on July 1, 2008 (File No. 001-13437).

4.2
Indenture, dated as of June 23, 2008, by and between Source Interlink Companies, Inc., certain subsidiaries of Source Interlink Companies, Inc. and HSBC Bank USA, National Association relating to Source Interlink Companies, Inc. 11.25% Senior Notes due 2015, as filed with the SEC on July 1, 2008 (File No. 001-13437).

4.3	Specimen of Source Interlink Companies, Inc. 11.25% Senior Note due 2015, as filed with the SEC on July 1, 2008 (File No. 001-13437).
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